Form 10-K
period 2013-12-31
Swift Start Corp.
filed 2014-03-27
CIK 1590383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-192151

Swift Start Corp

 (Name of small business issuer in its charter

Delaware	46-2336496
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
248 Hewes Street Brooklyn, New York	11211
(Address of principal executive offices)	(Zip Code)

(718) 521-6949

 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of March 27, 2014, was approximately $0. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,040,000.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our product lines; addition of new product lines; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to produce and deliver suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under U.S. federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

PART I

Item 1.   Business.

Overview

We were incorporated on March 20, 2013 under the laws of the state of Delaware. We plan to develop a website that will offer comprehensive online computer programming courses for anyone with any level of computer programming knowledge, from beginners to experts. We will offer courses for all major computer programming languages, such as: C#, .NET, C++, C, Objective C, Java, JavaScript, HTML, ASP, XML, JQuery, PHP, Flash, Python, SQL, PERL, VB.NET, AJAX, CSS and all Microsoft Office Products. Our video courses will be developed and taught by seasoned teachers with extensive experience in the computer programming fields. We plan on initially hiring three teachers to teach the computer programming courses.

We plan to generate revenue by charging our clients $99.00 per month for access to our website and its resources. Additional revenue will be earned by charging a flat fee of $299.99 for special courses on android and iphone app development.

We are currently a development stage company. Since inception, our operations are mostly limited to forming the Company and raising capital resource. We have only begun to generate revenue. We require additional capital to implement our business and fund our operations. See “Management’s Discussion and Analysis “on page 28.

The Company’s fiscal year end is December 31. The Company’s principal executive office and mailing address is 248 Hewes Street, Brooklyn, NY 11211. Our telephone number is 718-521-6949. The company’s website is www.swiftstart.net.

OUR BUSINESS

We were incorporated on March 20, 2013 under the laws of the state of Delaware. We plan to develop a website that will offer comprehensive online computer programming courses for anyone with any level of computer programming knowledge, from beginners to experts. We will offer courses for all major computer programming languages, such as: C#, .NET, C++, C, Objective C, Java, JavaScript, HTML, ASP, XML, JQuery, PHP, Flash, Python, SQL, PERL, VB.NET, AJAX, CSS and all Microsoft Office Products. Our video courses will be developed and taught by seasoned teachers with extensive experience in the computer programming fields. We plan on initially hiring three teachers to teach the computer programming courses.

Students will pay a fee of $99.00 per month for access to the website and its resources. After students have completed an online course, they will be directed to take a test. Upon passing this test, they will receive a certification from the Company, evidencing their completion of the course. Given the high demand for employees with computer programming training, this certification could prove to be a valuable asset to employers in today’s market.

In addition to the computer programming languages taught, we will also offer special online courses on android and iphone app development for a one-time fee of $299.99.

In November 2013 we hired a teacher to give live lessons via Skype.. In January 2014, three students signed up for a twelve month plan, generating $3,564 in revenue. Over the first several months in 2014, we will continue to provide live lessons via Skype so as to have a revenue stream. These Skype sessions will generally be limited to five students so as to provide students with attention and top quality customer service. At this time we are interviewing candidates for two additional teacher positions. We plan on making selections and hiring in April 2014. As part of our long term business plan, these teachers will record classes that will be available to students at any time via our platform.

Target Market

We plan to target the general public as the video lessons will be suitable for all levels of programming, from beginners to advanced programmers.

Marketing and Sales

At this early stage of our operation, our President and Secretary are expected to handle all marketing and sales efforts. These efforts will primarily be through a word of mouth and social media campaign. We are currently in talks with several marketing firms to help us promote and advertise our business. Within  our first year of operation, we hope to have generated enough revenue to develop a marketing campaign to promote and publicize our website and service.

We now have a functioning website (www.swiftstart.net) and have begun accepting information inquiries via email.

Competition

There are a number of companies that offer online computer programming training. Our main competitors are Code School (www.codeschool.com), Learn Street (www.learnstreet.com), CodeHS (www.codehs.com), PluralSight (http://pluralsight.com), and Tutsplus (https://tutsplus.com). These competitors offer a smaller selection of programming languages than we plan on offering to our clients.

Strategic Alliances

We have no strategic alliances at this time.

Services Pricing

Swift Start will charge a monthly fee of $99.00 for access the Company’s website and the courses it provides. There will be an additional fee of $299.99 for an online course on android and iphone app development.

Most courses will take up to six months to complete, depending on the time each student commits to the video lessons. We will encourage students to take multiple courses in order to give them a comprehensive background in programming.

We will try to encourage students to sign up for our courses for a 12 month period up front. However, we will also allow students to pay on a month-to-month basis.

Employees

Apart from our founding officers, we have hired one employee.

Item 1A.  Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our principal executive office is located at 248 Hewes Street, Brooklyn, New York 11211, and our telephone number is 718-521-6949.The principal executive office is also the personal residence of our Company’s president. As our Company grows and more space is needed, we will consider acquiring real estate solely for Company operations.

Item 3.  Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is presently no public market for our shares of common stock. We are in the process of applying for a quoting of our common stock on the OTCBB. However, we can provide no assurance that our shares of common stock will be quoted on the OTCBB or, if quoted, that a public market will materialize.

Holders of Capital Stock

As of the date of this registration statement, we had 36 holders of our common stock.

Rule 144 Shares

As of the date of this registration statement, we do not have any shares of our common stock that are currently available for sale to the public in accordance with the volume and trading limitations of Rule 144.

Stock Option Grants

We do not have a stock option plan in place and have not granted any stock options at this time.

Recent Sales of Unregistered Securities

None.

Dividends

No dividends were declared on our common stock in the year ended December 31, 2013, and it is anticipated that cash dividends will not be declared on our common stock in the foreseeable future.  Our dividend policy is subject to the discretion of our board of directors and depends upon a number of factors, including operating results, financial condition and general business conditions.  Holders of common stock are entitled to receive dividends as, if and when declared by our board of directors out of funds legally available therefor.  We may pay cash dividends if net income available to stockholders fully funds the proposed dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.

Securities Authorized for Issuance under Equity Compensation Plan

None.

Item 6.  Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7.  Management’s Discussion and Analysis of Financial Conditions and Results Of Operations.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Plan of Operations

We have commenced limited operations and our proposed business plan is not yet fully operational. Currently, we have three clients and are working on cultivating more and growing the business.

Swift Start Corp. is in the business of providing online courses for computer programming. In November 2013, we began providing online private lessons before the permanent website is completed. This allowed us to begin to establish a customer base immediately. We currently have a functioning website, www.swiftstart.net, and will continue to develop it over the next four to six months. In the next twelve months, we hope to have created enough revenue to start a major ad campaign to promote our website and service.

We are a development stage company, and to date, our development efforts have been focused primarily on the development and marketing of our business model. In addition, to date we have limited operating history for investors to evaluate the potential of our business development. As such, we have not built our customer base or our brand name. In addition, our sources of cash are not adequate for the next 12 months of operations. If we are unable to raise additional cash, we will either have to suspend or cease our expansion plans entirely.

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Results of Operations

For the Fiscal Year Ended December 31, 2013
Revenues	$ 594
Operating expenses	$ 31,759
Loss from Operations	$ (31,165)
Net Loss	$ (31,165)
Loss per common share - Basic and Diluted	$ (0.00)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	7,264,965

For the fiscal year ended December 31, 2013

Revenue

For the fiscal year ended December 31, 2013 we had $594 in revenue. Our revenues are limited during this period because we were setting up all our corporate documents and beginning our business.

Expenses

Expenses for the fiscal year ended December 31, 2013 totaled $31,759. The majority of the expenses incurred during the period consisted of corporate filings, professional fees and start-up costs.

Net Loss

As a result of the factors described above, our net loss for the fiscal year ended December 31, 2013 was $31,165.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. We have been funding our operations through the sale of our common stock.

Our primary uses of cash have been for fees paid to third parties for the development of our products. All funds received have been expended in the furtherance of growing the business and establishing our brand. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

☐	An increase in working capital requirements to finance additional product development,
☐	Addition of administrative and sales personnel as the business grows,
☐	Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets,
☐	The cost of being a public company, and
☐	Capital expenditures to add additional technology.

Our net revenues are not sufficient to fund our operating expenses. At December 31, 2013, we had a cash balance of $15,503 and working capital of $15,503. Since inception, we have raised $34,000. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2014.  Therefore our future operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Our liquidity may be negatively impacted by the significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly

Our business plan within 12 months is outlined below:

In March 2014, we will provide online private lessons before the permanent website is completed. This will allow us to begin to establish a customer base immediately before our website is completed.

In the next four to six months, we plan to have our permanent website, www.swiftstart.net, up and running and fully operational. We will advertise our business on the Internet and in major newspapers. We also intend to hire two or three customer service agents who will act as sales representatives to answer phone call inquiries as well as consult clients on the different membership plans we offer.

In the next seven to nine months, we plan to upgrade our website by adding a social networking component, including live chat rooms for members to ask and answer each other’s questions, as well as provide insight on their progress in the courses they are taking.

In the next twelve months, we hope to have created enough revenue to initiate a nationwide advertising campaign to promote our website and service.

Critical Accounting Policies and Estimates

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 fiscal year end.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

As of December 31, 2013, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

Revenue recognition

The Company recognizes revenues in accordance with ASC No. 605-10-S99, (SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”), when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Deferred revenues primarily include unearned amounts received from customers but not recognized as revenues.

Income Taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

When required, the Company records a liability for unrecognized tax positions, defined as the aggregate tax effect of differences between positions taken on tax returns and the benefits recognized in the financial statements. Tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold. The Company has no uncertain tax positions that require the Company to record a liability. The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of December 31, 2013.

Loss per Share

The basic loss per share is calculated by dividing our net income available to common shareholders by the number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing our net income loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. The Company has not issued any potentially dilutive debt or equity securities.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

We do not have any contractual obligations at this time.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Swift Start Corp.:

We have audited the accompanying balance sheet of Swift Start Corp. (a Delaware corporation in the development stage) as of December 31, 2013 and the related statements of operations, stockholders’ equity, and cash flows for the period from inception (March 20, 2013) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Start Corp. as of December 31, 2013 and the results of its operations and its cash flows from inception (March 20, 2013)  through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2013, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 6 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

Weinberg & Baer LLC

Baltimore, Maryland

February 11, 2014

SWIFT START CORP

(A Development Stage Company)

Balance Sheet

December 31, 2013.
ASSETS

Current Assets:
Cash	$ 286
Prepaid expenses	11,250
Total current assets	11,536

Total assets	$ 11,536

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Deferred revenues	$ 2,845
Loan payable - related party	5,156
Total current liabilities	8,001

Stockholders' Deficit:
Common stock, 200,000,000 shares authorized, par value $0.0001,
9,040,000 shares issued and outstanding	904
Additional paid in capital	33,796
Deficit accumulated during the development stage	(31,165)
Total stockholders' deficit	3,535

Total liabilities and stockholders' deficit	$ 11,536

The accompanying notes are an integral part of these financial statements.

SWIFT START CORP

(A Development Stage Company)

Statement of Operations

March 20, 2013 (Inception) to December 31, 2013

Revenue	$ 594

General and Administrative expenses	31,759
Operating loss	(31,165)

Loss before income taxes	(31,165)

Provision for Income Taxes	-

Net loss	$ (31,165)

Basic and Diluted
Loss Per Common Share	$ (0.00)

Weighted Average Number of
Common Shares Outstanding	7,264,965

The accompanying notes are an integral part of these financial statements.

SWIFT START CORP

(A Development Stage Company)

Statement of Stockholders' Equity

	Common Stock		Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total Equity (Deficit)
	Shares	Amount

Balances - March 20, 2013 (Inception )	-	$ -	$ -	$ -	$ -

Common stock issued to directors for services ($0.0001 per share)	7,000,000	700	-	-	700
Common stock issued for cash ($0.017 per share)	2,040,000	204	33,796	-	34,000
Net loss for the period	-	-	-	(31,165)	(31,165)
Balance - December 31, 2013	9,040,000	904	33,796	(31,165)	3,535

The accompanying notes are an integral part of these financial statements.

SWIFT START CORP

(A Development Stage Company)

Statement of Cashflows

March 20, 2013 (Inception) to December 31, 2013

OPERATING ACTIVITIES:
Net loss	$ (31,165)
Adjustments to reconcile net loss to cash used
in operating activities:
Shares issued for services	700
Increase in prepaid expenses	(11,250)
Increase in deferred revenues	2,845
Net cash used in operating activities	(38,870)

FINANCING ACTIVITIES:
Proceeds from stock issued	34,000
Proceeds from loan payable - related party	5,156
Cash provided by financing activities	39,156

Net change in cash	286

Cash, Beginning of Period	-

Cash, End of Period	$ 286

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$ -
Income taxes	$ -

The accompanying notes are an integral part of these financial statements.

SWIFT START CORP

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Swift Start Corp (“the Company”) was incorporated under the laws of the state of Delaware on March 20, 2013. The Company began limited operations on May 30, 2013 and is considered a development stage company.

The Company is engaged in the internet based education business.

As a development stage enterprise, the Company discloses the retained earnings or deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 fiscal year end.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

As of December 31, 2013, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

Revenue recognition

The Company recognizes revenues in accordance with ASC No. 605-10-S99, (SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”), when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Deferred revenues primarily include unearned amounts received from customers but not recognized as revenues.

Income Taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

When required, the Company records a liability for unrecognized tax positions, defined as the aggregate tax effect of differences between positions taken on tax returns and the benefits recognized in the financial statements. Tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold. The Company has no uncertain tax positions that require the Company to record a liability. The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of December 31, 2013.

Loss per Share

The basic loss per share is calculated by dividing our net income available to common shareholders by the number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing our net income loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. The Company has not issued any potentially dilutive debt or equity securities.

Recently issued accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3. INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.   As of December 31, 2013, the Company had a deferred tax asset of approximately $10,596 related to net operating losses. A valuation allowance was recorded against the tax asset to reduce the carrying value to zero.

NOTE 4. STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized

The Company is authorized to issue 200,000,000 shares of $0.0001 par value common stock. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

Issued and Outstanding

On March 20, 2013, the Company issued 7,000,000 shares of common stock to the directors of the Company for services. The stock was valued at par value.

From June 4, 2013 through September 12, 2013, the Company accepted subscriptions to issue 2,040,000 shares of common stock for proceeds of $34,000.

NOTE 5. CONFLICTS OF INTEREST

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

NOTE 7 – RELATED PARTY LOANS AND TRANSACTIONS

On March 20, 2013, the Company issued 7,000,000 shares of common stock to the directors of the Company for services. The stock was valued at par value.

As of December 31, 2013, loans from related parties amounted to $5,156, and represented working capital advances from an officer who is also a stockholder of the Company. The loans are unsecured, non-interest bearing, and due on demand.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2013, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over our financial reporting as of Decmber 31, 2013 the Company determined that the following items constituted a material weakness:

•

The Company does not currently have an active Chief Financial Officer to oversee the day to day transactions and operations, which ensures the timely and accurate identification and reporting of all necessary transactions.

•	The Company does not have an independent audit committee that can review and approve significant transactions and the reporting process and provide independent oversight of the Company.

•

The Company is dependent on related parties for funding and decision making, which is provided on a very limited basis, therefore accurate accounting, record retention and financial disclosures are not performed in a timely and efficient manner..

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Controls over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of officers and director as of March 27, 2014. Our executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Shaul Martin	33	President
Benyamin Anshin	31	Secretary and Treasurer

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Shaul Martin, President

From February 2008 until May 2013, Mr. Martin worked as a salesman in the camera department at B&H Photo, Video and Audio in New York City. Additionally, Mr. Martin has 8 years of experience in selling products on eBay. In 2007, Mr. Martin took a course in marketing to provide him with a background in the online marketing business.

Benyamin Anshin, Secretary and Treasurer

For the past 8 years, Mr. Anshin has been a freelancer in web development where he developed a wide variety of web applications for his clients. In 2004-2005, Mr. Anshin took a course in web development and has been developing websites and web applications since that time. He is also very familiar with online marketing as he regularly takes webinars on online marketing.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Director Independence and Board Committees

We do not have any independent directors on our board of directors. Our board of directors solely consists of Shaul Martin, our Chief Executive Officer, and Benyamin Anshin, a founding member of the Board with 2,000,000 Company shares , who are both not independent. Our board of directors does not have any committees. However, if, at such time in the future, we appoint independent directors on our board we expect to form the appropriate board committees.

We currently do not have a standing audit, nominating or compensation committee.  Our board of directors handles functions that would otherwise be handled by each of the committees.  We believe that there is not a need for a nominating committee at this time because our board of directors consists of solely one director who is not independent and who is the only decision maker. At such point when we have independent board of directors we will need to establish a nomination committee.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer and principal financial officer. We intend to adopt a Code of Ethics as we develop our business.

Compliance with Section 16(A) of the Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2013.

Item 11.  Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal year ended December 31, 2013:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Shaul Martin (1)	2013	$0	0	0	0	0	0	0	$0
Benyamin Anshin (2)	2013	$0	0	0	0	0	0	0	$0

(1)	Mr. Martin received 5,000,000 founders common shares in exchange for services rendered.
(2)	Mr. Anshin received 2,000,000 founders common shares in exchange for services rendered.

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the fiscal year ended December 31, 2013.

Aggregated Option Exercises and Fiscal Year-End Option Value Table.

There were no stock options exercised during the fiscal year ended December 31, 2013 by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

Currently, we do not have any employment agreements in place with our officers and directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of December 31, 2013, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Shaul Martin 248 Hewes Street Brooklyn, NY 11211	5,000,000	55.31%
Benyamin Anshin 248 Hewes Street Brooklyn, NY 11211	2,000,000	22.12%
All Executive Officers and Directors as a group (2 persons)	7,000,000	77.43%

*	less than 1%

(1)	Based on 9,040,000 shares of common stock outstanding as of December 31, 2013.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

On March 20, 2013, the Company issued 5,000,000 shares of its common stock to its Director and President, Shaul Martin, and 2,000,000 shares of common stock to its Secretary, Benyamin Anshin, for services rendered.

Other than the above, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

(A)	Any of our directors or officers;
(B)	Any proposed nominee for election as our director;
(C)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our common stock; or
(D)

Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

?	the director is, or at any time during the past three years was, an employee of the company;

?

the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

?	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

?

the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

?

the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

?

the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Neither Shaul Martin nor Benyamin Anshin is not considered independent because they are executive officers of the Company.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal year ended December 31, 2013, we have incurred $6,000for professional services rendered for the audit and reviews of our financial statements.

All Other Fees (including, Audit Related Fees and Tax Fees)

None.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

?	approved by our audit committee; or

?

entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records addressing the percentage of pre-approved audit fees.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Referred to and incorporated by reference to the Current Report on Form 8-K filed on June 24, 2013.

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWIFT START CORP.

Date : March 27, 2014	By:	/s/ Shaul Martin
Shaul Martin Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Shaul Martin	Chief Executive Officer (Principal Executive Officer) and Director	March 27, 2014
Shaul Martin