Form 10-Q
period 2014-03-31
Swift Start Corp.
filed 2014-05-15
CIK 1590383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2014

or

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-192151

Swift Start Corp.

(Exact name of registrant as specified in its charter)

Delaware	46-2336496
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

248 Hewes Street

Brooklyn, New York 11211

(Address of principal executive offices)(Zip Code)

(718) 521-6949

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of May 15, 2014, the registrant had 9,040,000 shares of its common stock outstanding.

SWIFT START CORP.

(A Development Stage Company)

Quarterly Period on Form 10-Q

March 31, 2014

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

SWIFT START CORP

(A Development Stage Company)

Balance Sheets

	As of March 31, 2014	As of December 31, 2013
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash	$ 960	$ 286
Prepaid expenses	7,500	11,250
Total current assets	8,460	11,536

Total assets	$ 8,460	$ 11,536

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$ 750	$ -
Deferred revenues	1,954	2,845
Loan payable - related party	22,536	5,156
Total current liabilities	25,240	8,001

Stockholders' Deficit:
Common stock, 200,000,000 shares authorized, par value $0.0001,
9,040,000 shares issued and outstanding	904	904
Additional paid in capital	33,796	33,796
Deficit accumulated during the development stage	(51,480)	(31,165)
Total stockholders' deficit	(16,780)	3,535

Total liabilities and stockholders' deficit	$ 8,460	$ 11,536

The accompanying notes are an integral part of these financial statements.

SWIFT START CORP

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For The Three Months Ended March 31, 2014	March 20, 2013 (Inception) to March 31, 2013	Cumulative From Inception

Revenue	$ 891	$ -	$ 1,485

General and Administrative expenses	21,206	700	52,965
Operating loss	(20,315)	(700)	(51,480)

Loss before income taxes	(20,315)	(700)	(51,480)

Provision for Income Taxes	-	-	-

Net loss	$ (20,315)	$ (700)	$ (51,480)

Basic and Diluted
Loss Per Common Share	$ (0.00)	$ (0.00)

Weighted Average Number of
Common Shares Outstanding	9,040,000	7,000,000

The accompanying notes are an integral part of these financial statements.

SWIFT START CORP

(A Development Stage Company)

Statements of Stockholders' Equity

(Unaudited)

			Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
	Common Stock
	Shares	Amount

Balances - March 20, 2013 (Inception )	-	$ -	$ -	$ -	$ -

Common stock issued to directors for services ($0.0001 per share)	7,000,000	700	-	-	700
Common stock issued for cash ($0.017 per share)	2,040,000	204	33,796	-	34,000
Net loss for the period	-	-	-	(31,165)	(31,165)
Balance - December 31, 2013	9,040,000	904	33,796	(31,165)	3,535

Net loss for the period	-	-	-	(20,315)	(20,315)
Balance - March 31, 2014	9,040,000	$ 904	$ 33,796	$ (51,480)	$ (16,780)

The accompanying notes are an integral part of these financial statements.

SWIFT START CORP

(A Development Stage Company)

Statements of Cashflows

(Unaudited)

	For The Three Months Ended March 31, 2014	For The Three Months Ended March 31, 2013	Cumulative From Inception

OPERATING ACTIVITIES:
Net loss	$ (20,315)	$ (700)	$ (51,480)
Adjustments to reconcile net loss to cash used
in operating activities:
Shares issued for services		700	700
(Increase)/Decrease in prepaid expenses	3,750		(7,500)
Increase /(Decrease) in deferred revenues	(891)		1,954
Increase/(Decrease) in accounts payable	750	-	750
Net cash used in operating activities	(16,706)	-	(55,576)

FINANCING ACTIVITIES:
Proceeds from stock issued			34,000
Proceeds from loan payable - related party	17,380	-	22,536
Cash provided by financing activities	17,380	-	56,536

Net change in cash	674	-	960

Cash, Beginning of Period	286	-	-

Cash, End of Period	$ 960	$ -	$ 960

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

SWIFT START CORP

(A Development Stage Company)

 NOTES TO FINANCIAL STATEMENTS

March 31, 2014

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 31, 2014 and its results of operations and cash flows for the three months ended March 31, 2014 and for the period from inception through March 31, 2014. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

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

As of March 31, 2014, the carrying value of payables and loans that are required to be measured at fair value approximated fair value due to the short-term nature and maturity of these instruments.

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

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of March 31, 2014.

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

NOTE 3. INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.   As of March 31, 2014, the Company had a deferred tax asset of approximately $17,503 related to net operating losses (based on an estimated 34% tax rate). A valuation allowance was recorded against the tax asset to reduce the carrying value to zero.

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

As of March 31, 2014, loans from related parties amounted to $22,536, and represented working capital advances from an officer who is also a stockholder of the Company. The loans are unsecured, non-interest bearing, and due on demand.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition and results of operations of Swift Start Corp. (“Swift Start Corp.”, the “Company”, “we”, and “our”) for the three months ended March 31, 2014.  The following information should be read in conjunction with the interim financial statements for the period ended March 31, 2014 and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

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

Results of Operations

We had net losses of $20,315 for the three months ended March 31, 2014. For the three months ended March 31, 2014, we generated revenues of $891.

During the three months ended March 31, 2014, we experienced general and administrative expenses of $21,206 and total expenses of $21,206. These expenses consist of professional fees, computer and internet expenses and other miscellaneous items.

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

Our primary uses of cash have been for fees paid to third parties for the development of our products. All funds received have been expended in the furtherance of growing the business and establishing our brand. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

o	An increase in working capital requirements to finance additional product development,
o	Addition of administrative and sales personnel as the business grows,
o	Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets,
o	The cost of being a public company, and
o	Capital expenditures to add additional technology.

Our net revenues are not sufficient to fund our operating expenses. At March 31, 2014, we had a cash balance of $960 and working capital deficit of $16,780. Since inception, we have raised $34,700. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2014.  Therefore our future operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Our liquidity may be negatively impacted by the significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly

Going Concern

Our financial statements have been prepared on a going concern basis. As of March 31, 2014, we have not generated material revenues since inception.  We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, there is substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

Critical Accounting Policies

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

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of March 31, 2014.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of March 31, 2014 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

Because of our limited operations we have a small number of employees which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed herewith:

Exhibit Number	Document
31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed with this report.

**Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

+In accordance with SEC Release 3308238, Exhibit 32.1 is being furnished with this report

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWIFT START CORP.

May 15, 2014	By	/s/Shaul Martin
Shaul Martin
Chief Executive Officer, and Chief Financial Officer