Form 10-Q
period 2014-06-30
Swift Start Corp.
filed 2014-08-19
CIK 1590383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-192151

SWIFT START CORP.

(Exact name of registrant as specified in its charter)

Delaware	46-2336496
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒  No ☐

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of August 19, 2014, the registrant had 9,040,000 shares of its common stock outstanding.

SWIFT START CORP.

Quarterly Period on Form 10-Q

June 30, 2014

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

SWIFT START CORP

Balance Sheets

	As of June 30, 2014	As of December 31, 2013
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash	$100	$286
Prepaid expenses	3,750	11,250
Total current assets	3,850	11,536

Total assets	$3,850	$11,536

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$-	$-
Deferred revenues	1,063	2,845
Loan payable - related party	28,036	5,156
Total current liabilities	29,099	8,001

Stockholders' Deficit:
Common stock, 200,000,000 shares authorized, par value $0.0001,
9,040,000 shares issued and outstanding	904	904
Additional paid in capital	33,796	33,796
Accumulated deficit	(59,949)	(31,165)
Total stockholders' deficit	(25,249)	3,535

Total liabilities and stockholders' deficit	$3,850	$11,536

The accompanying notes are an integral part of these financial statements.

SWIFT START CORP

Statements of Operations

(Unaudited)

Insert from excel

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Period March 20, 2013 (Inception) through June 30, 2014
	2014	2013	2014	2013

Revenue	$891	$-	$1,782	$-
	891	-	1,782	-

General and administrative expenses	9,360	5,834	30,566	6,534

Operating Loss	(8,469)	(5,834)	(28,784)	(6,534)

Loss before income taxes	(8,469)	(5,834)	(28,784)	(6,534)
Provision for income taxes	-	-	-	-
NET LOSS	$(8,469)	$(5,834)	$(28,784)	$(6,534)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	9,040,000	7,589,333	9,040,000	7,520,000

The accompanying notes are an integral part of these financial statements.

SWIFT START CORP

Statements of Stockholders' Equity

(Unaudited)

			Additional		Total
	Common Stock		Paid	Accumulated	Stockholders'
	Shares	Amount	in Capital	Deficit	(Deficit)

Balances - March 20, 2013 (Inception )	-	$-	$-	$-	$-

Common stock issued to directors for services ($0.0001 per share)	7,000,000	700	-	-	700
Common stock issued for cash ($0.017 per share)	2,040,000	204	33,796	-	34,000
Net loss for the period	-	-	-	(31,165)	(31,165)
Balance - December 31, 2013	9,040,000	904	33,796	(31,165)	3,535

Net loss for the period	-	-	-	(28,784)	(28,784)
Balance - June 30, 2014	9,040,000	$904	$33,796	$(59,949)	$(25,249)

The accompanying notes are an integral part of these financial statements.

SWIFT START CORP

Statements of Cashflows

(Unaudited)

	For The Six Months Ended June 30, 2014	For the Period March 20, 2013 (Inception) through June 30, 2014
OPERATING ACTIVITIES:
Net loss	$(28,784)	$(6,534)
Adjustments to reconcile net loss to cash used
in operating activities:
Shares issued for services		700
(Increase)/Decrease in prepaid expenses	7,500	-
Increase/(Decrease) in deferred revenue	(1,782)	-
Net cash used in operating activities	(23,066)	(5,834)

FINANCING ACTIVITIES:
Proceeds from stock issued	-	16,000
Proceeds from loan payable - related party	22,880	-
Cash provided by financing activities	22,880	16,000

Net change in cash	(186)	10,166

Cash, Beginning of Period	286	-

Cash, End of Period	$100	$10,166

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

SWIFT START CORP

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Swift Start Corp (“the Company”) was incorporated under the laws of the state of Delaware on March 20, 2013. The Company began limited operations on May 30, 2013 and is considered a development stage company.

The Company is engaged in the internet based education business.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2014 and its results of operations for the three and six months ended June 30, 2014 and cash flows for the six months ended June 30, 2014. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

As of June 30, 2014, the carrying value of payables and loans that are required to be measured at fair value approximated fair value due to the short-term nature and maturity of these instruments.

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

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of June 30, 2014.

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

Risks and Uncertainties

The Company has not commenced planned principal operations. The Company is in the business of providing online courses for computer programming. In November 2013, the Company began providing online private lessons before the permanent website is completed. The Company currently has a functioning website and will continue to develop it over the next four to six months. During the next year, the Company plans to use the revenue generated from the website to begin a major marketing campaign to promote the website and services.

To date, our development efforts have been focused primarily on the development and marketing of our business model. In addition, we have limited operating history for investors to evaluate the potential of our business development. As such, we have not built our customer base or our brand name. In addition, our sources of cash are not adequate for the next 12 months of operations.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s current technology before another company develops similar website technology. If we are unable to raise additional cash, we will either have to suspend or cease our expansion plans entirely.

Recently issued accounting pronouncements

Recent accounting pronouncements other than below issued by the FASB (including its EITF), the AICPA and the SEC did not or are not believed by management to have a material effect on the Company’s present or future financial statements.

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, “Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. This ASU does the following among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company has evaluated this ASU and determined that it will early adopt beginning with the quarterly period ended June 30, 2014.

NOTE 3. INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.   As of June 30, 2014, the Company had a deferred tax asset of approximately $18,500 related to net operating losses (based on an estimated 34% tax rate). A valuation allowance was recorded against the tax asset to reduce the carrying value to zero.

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

From June 4, 2013 through September 12, 2013, the Company accepted subscriptions to issue 2,040,000 shares of common stock for aggregate proceeds of $34,000.

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

As of June 30, 2014, loans from related parties amounted to $28,036 and represented working capital advances from an officer who is also a stockholder of the Company. The loans are unsecured, non-interest bearing, and due on demand.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated all events that occurred after the balance sheet date through the date when these financial statements were issued to determine if they must be reported. The management of the Company has determined that there were no reportable subsequent events to be disclosed.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition and results of operations of Swift Start Corp. (“Swift Start Corp.”, the “Company”, “we”, and “our”) for the three and six months ended June 30, 2014.  The following information should be read in conjunction with the interim financial statements for the period ended June 30, 2014 and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

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

To date, our development efforts have been focused primarily on the development and marketing of our business model. In addition, we have limited operating history for investors to evaluate the potential of our business development. As such, we have not built our customer base or our brand name. In addition, our sources of cash are not adequate for the next 12 months of operations. If we are unable to raise additional cash, we will either have to suspend or cease our expansion plans entirely.

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Results of Operations

We had a net loss of $8,469 for the three months ended June 30, 2014. For the three months ended June 30, 2014, we generated revenues of $891.

During the three months ended June 30, 2014, we experienced general and administrative expenses of $9,360. These expenses consist of professional fees, computer and internet expenses and other miscellaneous items.

We had a net loss of $28,784 for the six months ended June 30, 2014. For the six months ended June 30, 2014, we generated revenues of $1,782.

During the six months ended June 30, 2014, we experienced general and administrative expenses of $30,566. These expenses consist of professional fees, computer and internet expenses and other miscellaneous items.

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

Our primary uses of cash have been for fees paid to third parties for the development of our products. All funds received have been expended in the furtherance of growing the business and establishing our brand. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

•	An increase in working capital requirements to finance additional product development,
•	Addition of administrative and sales personnel as the business grows,
•	Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets,
•	The cost of being a public company, and
•	Capital expenditures to add additional technology.

Our net revenues are not sufficient to fund our operating expenses. At June 30, 2014, we had a cash balance of $100 and working capital deficit of $25,249. Since inception, we have raised $34,700. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. We presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2014.  Therefore our future operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Our financial statements have been prepared on a going concern basis. As of June 30, 2014, we have not generated material revenues.  We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, there is substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

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

As of June 30, 2014, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of June 30, 2014.

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

Recently Issued Accounting Pronouncements

Recent accounting pronouncements other than below issued by the FASB (including its EITF), the AICPA and the SEC did not or are not believed by management to have a material effect on the Company’s present or future financial statements.

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, “Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. This ASU does the following among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company has evaluated this ASU and determined that it will early adopt beginning with the quarterly period ended June 30, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of June 30, 2014 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

None.

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

*Filed with this report.

+In accordance with SEC Release 3308238, Exhibit 32.1 is being furnished with this report

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWIFT START CORP.

August 19, 2014	By	/s/Shaul Martin
Shaul Martin
Chief Executive Officer, and Chief Financial Officer

