Form 10-Q
period 2014-09-30
Swift Start Corp.
filed 2014-11-19
CIK 1590383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-192151

SWIFT START CORP.

(Exact name of registrant as specified in its charter)

Delaware	46-2336496
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

248 Hewes Street

Brooklyn, ew York 11211

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

Yes ☐ No ☒

As of November 19, 2014, the registrant had 9,040,000 shares of its common stock outstanding.

SWIFT START CORP.

Quarterly Period on Form 10-Q

September 30, 2014

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

SWIFT START CORP

Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash	$52	$286
Prepaid expenses	-	11,250
Total current assets	52	11,536

Total assets	$52	$11,536

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$1,700	$-
Deferred revenues	172	2,845
Loan payable - related party	28,036	5,156
Total current liabilities	29,908	8,001

Stockholders' Deficit:
Common stock, 200,000,000 shares authorized, par value $0.0001, 9,040,000 shares issued and outstanding	904	904
Additional paid in capital	33,896	33,796
Accumulated deficit	(64,656)	(31,165)
Total stockholders' deficit	(29,856)	3,535

Total liabilities and stockholders' deficit	$52	$11,536

The accompanying notes are an integral part of these financial statements.

SWIFT START CORP

Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period March 20, 2013 (Inception) through September 30,
	2014	2013	2014	2013

Revenue	$891	$-	$2,673	$-
	891	-	2,673	-

General and administrative expenses	5,598	12,663	36,164	19,197

Operating Loss	(4,707)	(12,663)	(33,491)	(19,197)

Loss before income taxes	(4,707)	(12,663)	(33,491)	(19,197)
Provision for income taxes	-	-	-	-
NET LOSS	$(4,707)	$(12,663)	$(33,491)	$(19,197)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	9,040,000	9,040,000	9,040,000	7,219,897

The accompanying notes are an integral part of these financial statements.

SWIFT START CORP

Statements of Stockholders' Equity

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	(Deficit)

Balances - March 20, 2013 (Inception )	-	$-	$-	$-	$-

Common stock issued to directors for services ($0.0001 per share)	7,000,000	700	-	-	700
Common stock issued for cash ($0.017 per share)	2,040,000	204	33,796	-	34,000
Net loss for the period	-	-	-	(31,165)	(31,165)
Balance - December 31, 2013	9,040,000	904	33,796	(31,165)	3,535
Capital contribution from shareholder	-	-	100	-	100
Net loss for the period	-	-	-	(33,491)	(33,491)
Balance - September 30, 2014	9,040,000	$904	$33,896	$(64,656)	$(29,856)

The accompanying notes are an integral part of these financial statements.

SWIFT START CORP

Statements of Cash Flows

(Unaudited)

	For The Nine Months Ended September 30, 2014	For the Period March 20, 2013 (Inception) through September 30, 2013

OPERATING ACTIVITIES:
Net loss	$(33,491)	$(19,197)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued for services	-	700
(Increase)/Decrease in prepaid expenses	11,250	-
Increase/(Decrease) in accounts payable	1,700	-
Increase/(Decrease) in deferred revenue	(2,673)	-
Net cash used in operating activities	(23,214)	(18,497)

FINANCING ACTIVITIES:
Proceeds from stock issued	-	34,000
Capital contribution from shareholder	100	-
Proceeds from loan payable - related party	22,880	-
Cash provided by financing activities	22,980	34,000

Net change in cash	(234)	15,503

Cash, Beginning of Period	286	-

Cash, End of Period	$52	$15,503

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

SWIFT START CORP

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Swift Start Corp (“the Company”) was incorporated under the laws of the state of Delaware on March 20, 2013. The Company began limited operations on May 30, 2013. The Company is engaged in the internet based education business.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2014 and its results of operations or the three and nine months ended September 30, 2014 and cash flows for the nine months ended September 30, 2014. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

As of September 30, 2014, the carrying value of payables and loans that are required to be measured at fair value approximated fair value due to the short-term nature and maturity of these instruments.

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

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of September 30, 2014.

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

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, “Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. This ASU does the following among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company has evaluated this ASU and adopted beginning with the quarterly period ended June 30, 2014. The adoption of this ASU resulted in the Company no longer reporting inception-to-date financial reporting for the Company’s Statements of Comprehensive Loss, Statement of Changes in Stockholders’ Deficit and Statements of Cash Flows.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the impact the adoption of ASU 2014-15 will have on its financial statements.

NOTE 3. INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.   As of September 30, 2014, the Company had a deferred tax asset of approximately $22,000 related to net operating losses (based on an estimated 34% tax rate). A valuation allowance was recorded against the tax asset to reduce the carrying value to zero.

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

As of September 30, 2014, loans from related parties amounted to $28,036, and represented working capital advances from an officer who is also a stockholder of the Company. The loans are unsecured, non-interest bearing, and due on demand.

On September 30, 2014, the Company received $100 from a related party as a capital contribution.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition and results of operations of Swift Start Corp. (“Swift Start Corp.”, the “Company”, “we”, and “our”) for the three and nine months ended September 30, 2014.  The following information should be read in conjunction with the interim financial statements for the period ended September 30, 2014 and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

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

Results of Operations for the three months ended September 30, 2014

We had a net loss of $4,707 for the three months ended September 30, 2014. For the three months ended September 30, 2014, we generated revenues of $891.

During the three months ended September 30, 2014, we experienced general and administrative expenses of $5,598. These expenses consist of professional fees, computer and internet expenses and other miscellaneous items.

Results of Operations for the nine months ended September 30, 2014

We had a net loss of $33,491 for the nine months ended September 30, 2014. For the nine months ended September 30, 2014, we generated revenues of $2,673.

During the nine months ended September 30, 2014, we experienced general and administrative expenses of $36,164. These expenses consist of professional fees, computer and internet expenses and other miscellaneous items.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. We have been funding our operations through the sale of our common stock and related party loans.

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

Our net revenues are not sufficient to fund our operating expenses. At September 30, 2014, we had a cash balance of $52 and working capital deficit of $29,856. Since inception, we have raised $34,700. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. We presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2014.  Therefore our future operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Our liquidity may be negatively impacted by the significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.

Going Concern

Our financial statements have been prepared on a going concern basis. As of September 30, 2014, we have not generated material revenues.  We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, there is substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

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

As of September 30, 2014, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of September 30, 2014.

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

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, “Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. This ASU does the following among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company has evaluated this ASU and adopted beginning with the quarterly period ended June 30, 2014. The adoption of this ASU resulted in the Company no longer reporting inception-to-date financial reporting for the Company’s Statements of Comprehensive Loss, Statement of Changes in Stockholders’ Deficit and Statements of Cash Flows.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the impact the adoption of ASU 2014-15 will have on its financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of September 30, 2014 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed herewith:

Exhibit Number	Document
31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWIFT START CORP.

November 19, 2014	By	/s/ Shaul Martin
Shaul Martin
Chairman, Chief Executive Officer and Chief Financial Officer

