Form 10-K
period 2014-12-31
Swift Start Corp.
filed 2015-04-15
CIK 1590383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 001-36843

SWIFT START CORP.

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

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

Yes ☐No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2014, was approximately $0.00. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 15, 2015 was 9,040,000.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors.” They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our product lines; addition of new product lines; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expect,” “plan,” “could,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “goal,” or “continue” or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to produce and deliver suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under U.S. federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

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

In November 2013 we hired a teacher to give live lessons via Skype. In January 2014, three students signed up for a twelve month plan, generating $3,564 in revenue. Over the first several months in 2014, we will continue to provide live lessons via Skype so as to have a revenue stream. These Skype sessions will generally be limited to five students so as to provide students with attention and top quality customer service. At this time we are interviewing candidates for two additional teacher positions. We plan on making selections and hiring in April 2014. As part of our long term business plan, these teachers will record classes that will be available to students at any time via our platform.

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

Services Pricing

Swift Start will charge a monthly fee of $99.00 for access to the Company’s website and the courses it provides. There will be an additional fee of $299.99 for an online course on android and iPhone app development.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located at 248 Hewes Street, Brooklyn, New York 11211. The principal executive office is also the personal residence of our Company’s president. As our Company grows and more space is needed, we will consider acquiring real estate solely for Company operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Markets OTC Pink trading platform under the symbol “SWFR.” However, there is no active market for our common stock and we can provide no assurance that a public market will materialize.

Holders

As of April 15, 2015, we had 36 holders of our common stock.

Stock Option Grants

We do not have a stock option plan in place and have not granted any stock options at this time.

Recent Sales of Unregistered Securities

None.

Dividends

No dividends were declared on our common stock in the year ended December 31, 2014, and it is anticipated that cash dividends will not be declared on our common stock in the foreseeable future. Our dividend policy is subject to the discretion of our board of directors and depends upon a number of factors, including operating results, financial condition and general business conditions. Holders of common stock are entitled to receive dividends as, if and when declared by our board of directors out of funds legally available therefor.  We may pay cash dividends if net income available to stockholders fully funds the proposed dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.

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

Results of Operations

For the Fiscal Year Ended December 31, 2014
Revenues	$2,845
Operating expenses	$65,572
Loss from Operations	$62,727
Net Loss	$62,727
Loss per common share - Basic and Diluted	$0.01
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	9,040,000

For the fiscal year ended December 31, 2014

Revenue

For the fiscal year ended December 31, 2014 we had $2,854 in revenue. Our revenues are limited during this period because as we are still attempting to grow our business and attract new students.

Expenses

Expenses for the fiscal year ended December 31, 2014 totaled $65,572. The majority of the expenses incurred during the period consisted of corporate filings, professional fees and start-up costs.

Net Loss

As a result of the factors described above, our net loss for the fiscal year ended December 31, 2014 was $62,727.

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

Our primary uses of cash have been for fees paid to third parties for the development of our products. All funds received have been expended in the furtherance of growing the business and establishing our brand. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

•	An increase in working capital requirements to finance additional product development;
•	Addition of administrative and sales personnel as the business grows;
•	Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets;
•	The cost of being a public company; and
•	Capital expenditures to add additional technology.

Our net revenues are not sufficient to fund our operating expenses. At December 31, 2014, we had a cash balance of $38 and working capital of ($59,092). Since inception, we have raised $34,000 and have relied on advances from our principal shareholder. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than working capital, we presently have no other alternative source of working capital. We do not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2015.  Therefore our future operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Fair Value of Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

As of December 31, 2014 and 2013, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of December 31, 2014.

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

We have audited the accompanying balance sheet of Swift Start Corp. as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2014 and from inception (March 20, 2013) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Start Corp. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the year ended December 31, 2014 and from inception (March 20, 2013) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred an operating loss since inception. Further, as of December 31, 2014, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 6 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

Weinberg & Baer LLC

Baltimore, Maryland

April 12, 2015

SWIFT START CORP

Balance Sheets

	December 31,
	2014	2013
ASSETS

Current Assets:
Cash	$38	$286
Prepaid expenses	-	11,250
Total current assets	38	11,536

Total assets	$38	$11,536

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$2,000	$-
Deferred revenues	-	2,845
Advances	28,400
Loan payable - related party	28,730	5,156
Total current liabilities	59,130	8,001

Stockholders' Deficit:
Preferred stock, 10,000,000 shares authorized, par value $0.0001,
0 shares issued and outstanding	0	0
Common stock, 300,000,000 shares authorized, par value $0.0001,
9,040,000 shares issued and outstanding	904	904
Additional paid in capital	33,896	33,796
Accumulated deficit	(93,892)	(31,165)
Total stockholders' deficit	(59,092)	3,535

Total liabilities and stockholders' deficit	$38	$11,536

The accompanying notes are an integral part of these financial statements.

SWIFT START CORP

Statements of Operations

	December 31, 2014	March 20, 2013 to December 31, 2013

Revenue	$2,845	$594

General and Administrative expenses	65,572	31,759
Operating loss	(62,727)	(31,165)

Loss before income taxes	(62,727)	(31,165)

Provision for Income Taxes	-	-

Net loss	$(62,727)	$(31,165)

Basic and Diluted
Loss Per Common Share	$(0.01)	$(0.00)

Weighted Average Number of
Common Shares Outstanding	9,040,000	7,264,965

The accompanying notes are an integral part of these financial statements.

SWIFT START CORP

Statement of Stockholders' Equity

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Equity (Deficit)
	Shares	Amount

Balances - March 20, 2013 (Inception )	-	$-	$-	$-	$-

Common stock issued to directors for services	7,000,000	700	-	-	700
Common stock issued for cash	2,040,000	204	33796	-	34,000
Net loss for the period	-	-	-	(31,165)	(31,165)
Balance - December 31, 2013	9,040,000	904	33,796	(31,165)	3,535
Capital contribution	-	-	100	-	100
Net loss	-	-	-	(62,727)	(62,727)
Balance - December 31, 2014	9,040,000	904	33,896	(93,892)	(59,092)

The accompanying notes are an integral part of these financial statements.

SWIFT START CORP

Statements of Cash Flows

	December 31, 2014	March 20, 2013 to December 31, 2013

OPERATING ACTIVITIES:
Net loss	$(62,727)	$(31,165)
Adjustments to reconcile net loss to cash used
in operating activities:
Shares issued for services	-	700
Decrease (increase) in prepaid expenses	11,250	(11,250)
Increase in accounts payable	2,000	-
Increase in deferred revenues	(2,845)	2,845
Net cash used in operating activities	(52,322)	(38,870)

FINANCING ACTIVITIES:
Proceeds from stock issued	-	34,000
Capital contribution - related party	100	-
Proceeds from loan payable	28,400	-
Proceeds from loan payable - related party	23,574	5,156
Cash provided by financing activities	52,074	39,156

Net change in cash	(248)	286

Cash, Beginning of Period	$286	$-

Cash, End of Period	$38	$286

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$0	$0
Income taxes	$0	$0

The accompanying notes are an integral part of these financial statements.

SWIFT START CORP

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

As of December 31, 2014 and 2013, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of December 31, 2014.

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

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, “Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. This ASU does the following among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company has evaluated this ASU and early adopted beginning with the year ended December 31, 2014.

NOTE 3. INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.   As of December 31, 2014 and 2013, the Company had deferred tax assets of $31,924 and $10,596, respectively, related to net operating losses. A valuation allowance was recorded against the tax asset to reduce the carrying value to zero. The increase in the valuation allowance for the year ended December 31, 2014 was $21,328.

NOTE 4. STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized

Prior to February 6, 2015 the Company was authorized to issue 200,000,000 shares of $0.0001 par value common stock. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

On February 6, 2015, shareholders holding authorized an amendment to the Company’s Certificate of Incorporation to change its name to BioHiTech Global, Inc. and to increase the number of authorized shares of capital stock from 200,000,000 to 310,000,000 shares of which 300,000,000 shares will be designated common stock, par value $0.0001 per share and 10,000,000 shares will be designated “blank check” preferred stock, par value $0.0001 per share.

Issued and Outstanding

On March 20, 2013, the Company issued 7,000,000 shares of common stock to the directors of the Company for services. The stock was valued at par value.

During the year ended December 31, 2013, the Company accepted subscriptions to issue 2,040,000 shares of common stock for proceeds of $34,000.

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

As of December 31, 2014 and 2013, loans from related parties amounted to $28,730 and $5,156, respectively, and represented working capital advances from an officer who is also a stockholder of the Company. The loans are unsecured, non-interest bearing, and due on demand.

During the year ended December 31, 2014, the Company’s majority stockholder made a $100 cash capital contribution to the Company.

NOTE 8 – ADVANCES

As of December 31, 2014, the Company received advances from a third party which amounted to $28,400 and represented working capital advances. The advances are unsecured, non-interest bearing, and due on demand.

NOTE 9 – SUBSEQUENT EVENTS

On February 6, 2015, shareholders holding a majority of the Company’s outstanding capital stock authorized an amendment to the Company’s Certificate of Incorporation to change its name to BioHiTech Global, Inc. and to increase the number of authorized shares of capital stock from 200,000,000 to 310,000,000 shares of which 300,000,000 shares will be designated common stock, par value $0.0001 per share and 10,000,000 shares will be designated “blank check” preferred stock, par value $0.0001 per share.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2014, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over our financial reporting as of December 31, 2014, the Company determined that the following items constituted a material weakness:

•	The Company does not currently have an active Chief Financial Officer to oversee the day to day transactions and operations, which ensures the timely and accurate identification and reporting of all necessary transactions.

•	The Company does not have an independent audit committee that can review and approve significant transactions and the reporting process and provide independent oversight of the Company.

•	The Company is dependent on related parties for funding and decision making, which is provided on a very limited basis, therefore accurate accounting, record retention and financial disclosures are not performed in a timely and efficient manner.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Controls over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of officers and director as of April 15, 2015. Our executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Shaul Martin	34	President, Chief Executive Officer, Chief Financial Officer, Director
Benyamin Anshin	32	Secretary and Treasurer

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Shaul Martin, President, Chief Executive Officer, Chief Financial Officer, Director

From February 2008 until May 2013, Mr. Martin worked as a salesman in the camera department at B&H Photo, Video and Audio in New York City. Additionally, Mr. Martin has 8 years of experience in selling products on eBay. In 2007, Mr. Martin took a course in marketing to provide him with a background in the online marketing business.

Benyamin Anshin, Secretary and Treasurer

For the past eight years, Mr. Anshin has been a freelancer in web development where he developed a wide variety of web applications for his clients. In 2004-2005, Mr. Anshin took a course in web development and has been developing websites and web applications since that time. He is also very familiar with online marketing as he regularly takes webinars on online marketing.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Director Independence and Board Committees

We do not have any independent directors on our board of directors. Our board of directors solely consists of Shaul Martin, our Chief Executive Officer, and Benyamin Anshin, a founding member of the Board with 2,000,000 Company shares, who are both not independent. Our board of directors does not have any committees. However, if, at such time in the future, we appoint independent directors on our board we expect to form the appropriate board committees.

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

Compliance with Section 16(A) of the Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2014.

Item 11.  Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal year ended December 31, 2014:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Shaul Martin	2014	$-	-	-	-	-	-	-	$-
	2013 (1)		-	-	-	-	-	-	-

Benyamin Anshin	2014	-	-	-	-	-	-	-	-
	2013 (2)	$-	-	-	-	-	-	-	$-

(1)	Mr. Martin received 5,000,000 founders common shares in exchange for services rendered during the year ended December 31, 2013.
(2)	Mr. Anshin received 2,000,000 founders common shares in exchange for services rendered during the year ended December 31, 2013.

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the fiscal year ended December 31, 2014.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during the fiscal year ended December 31, 2014 by the executive officers named in the Summary Compensation Table.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of December 31, 2014, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Shaul Martin 248 Hewes Street Brooklyn, NY 11211	5,000,000	55.31%
Benyamin Anshin 248 Hewes Street Brooklyn, NY 11211	2,000,000	22.12%
All Executive Officers and Directors as a group (2 persons)	7,000,000	77.43%

*	less than 1%

(1)	Based on 9,040,000 shares of common stock outstanding as of April 15, 2015.

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

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;
•	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
•	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);
•	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or
•	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Neither Shaul Martin nor Benyamin Anshin is considered independent because they are executive officers of the Company.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

The aggregate fees for each of the last two years for professional services rendered for the audit and reviews of our financial statements were:

December 31, 2014	$ 9,500
December 31, 2013	$ 6,000

All Other Fees (including, Audit Related Fees and Tax Fees)

For the Company’s fiscal year ended December 31, 2014, we have incurred $250 for tax services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or

•	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this Annual Report

(1)	Financial Statements:

(2)	Financial Statement Schedules

(3)	Exhibits:

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	INS XBRL Instance Document *

101.SCH	SCH XBRL Schema Document *

101.CAL	CAL XBRL Calculation Linkbase Document *

101.DEF	DEF XBRL Definition Linkbase Document *

101.LAB	LAB XBRL Label Linkbase Document *

101.PRE	PRE XBRL Presentation Linkbase Document *

* Filed herewith

** In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWIFT START CORP.

Date: April 15, 2015	By:	/s/ Shaul Martin
Name: Shaul Martin
Title: Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

Signature	Title	Date

/s/ Shaul Martin	Chief Executive Officer (Principal Executive Officer),	April 15, 2015
Shaul Martin	Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer) and Director

