Form 10-Q
period 2015-03-31
Swift Start Corp.
filed 2015-05-15
CIK 1590383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36843

SWIFT START CORP.

(Exact name of registrant as specified in its charter)

Delaware	46-2336496
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☐ No ☒

As of May 15, 2015, the registrant had 9,040,000 shares of its common stock outstanding.

SWIFT START CORP.

Quarterly Period on Form 10-Q

September 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

SWIFT START CORP

Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash	$50	$38
Total current assets	50	38

Total assets	$50	$38

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$2,000	$2,000
Advances	43,400	28,400
Loan payable - related party	28,840	28,730
Total current liabilities	74,240	59,130

Stockholders' Deficit:
Preferred stock, 10,000,000 shares authorized, par value $0.001, 0 shares issued and outstanding	-	-
Common stock, 300,000,000 shares authorized, par value $0.0001, 9,040,000 shares issued and outstanding	904	904
Additional paid in capital	33,896	33,896
Accumulated deficit	(108,990)	(93,892)
Total stockholders' deficit	(74,190)	(59,092)

Total liabilities and stockholders' deficit	$50	$38

The accompanying notes are an integral part of these financial statements.

SWIFT START CORP

Statements of Operations

(Unaudited)

	For the three months ended
	March 31,
	2015	2014

Revenue	$-	$891

General and Administrative expenses	15,098	21,206
Operating loss	(15,098)	(20,315)

Loss before income taxes	(15,098)	(20,315)

Provision for Income Taxes	-	-

Net loss	$(15,098)	$(20,315)

Basic and Diluted
Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number of
Common Shares Outstanding	9,040,000	9,040,000

The accompanying notes are an integral part of these financial statements.

SWIFT START CORP

Statements of Stockholders' Equity

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Equity (Deficit)
Balances - December 31, 2013	9,040,000	$904	$33,796	$(31,165)	$3,535.00

Capital contribution	-	-	100	-	100
Net loss	-	-	-	(62,727)	(62,727)
Balance - December 31, 2014	9,040,000	904	33,896	(93,892)	(59,092)

Net loss	-	-	-	(15,098)	(15,098)
Balance - March 31, 2015	9,040,000	904	33,896	(108,990)	(74,190)

The accompanying notes are an integral part of these financial statements.

SWIFT START CORP

Statements of Cash Flows

(Unaudited)

	For the three months ended
	March 31,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(15,098)	$(20,315)
Adjustments to reconcile net loss to cash used
in operating activities:
Decrease (increase) in prepaid expenses	-	3,750
Increase in accounts payable	-	750
Increase in deferred revenues	-	(891)
Net cash used in operating activities	(15,098)	(16,706)

FINANCING ACTIVITIES:
Proceeds from advances	15,000	-
Proceeds from loan payable - related party	110	17,380
Cash provided by financing activities	15,110	17,380

Net change in cash	12	674

Cash, Beginning of Period	$38	$286

Cash, End of Period	$50	$960

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$0	$0
Income taxes	$0	$0

The accompanying notes are an integral part of these financial statements.

SWIFT START CORP.

 NOTES TO FINANCIAL STATEMENTS

March 31, 2015

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Swift Start Corp (“the Company”) was incorporated under the laws of the state of Delaware on March 20, 2013. The Company began limited operations on May 30, 2013. The Company is engaged in the internet based education business.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 31, 2015 and its results of operations or the three months ended March 31, 2015 and cash flows for the three months ended March 31, 2015. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

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

As of March 31, 2015, the carrying value of payables and loans that are required to be measured at fair value approximated fair value due to the short-term nature and maturity of these instruments.

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

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of March 31, 2015.

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

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s financial statements.

NOTE 3. INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.   As of March 31, 2015, the Company had a deferred tax asset of approximately $37,000 related to net operating losses (based on an estimated 34% tax rate). A valuation allowance was recorded against the tax asset to reduce the carrying value to zero.

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

NOTE 7 – RELATED PARTY LOANS AND TRANSACTIONS

As of March 31, 2015, loans from related parties amounted to $28,840, and represented working capital advances from an officer who is also a stockholder of the Company. The loans are unsecured, non-interest bearing, and due on demand.

On September 30, 2014, the Company received $100 from a related party as a capital contribution.

NOTE 8 – ADVANCES

As of March 31, 2015, the Company received advances from a third party which amounted to $43,400 and represented working capital advances. The advances are unsecured, non-interest bearing, and due on demand.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated all events that occurred after the balance sheet date through the date when these financial statements were issued to determine if they must be reported. The management of the Company has determined that there were no reportable subsequent events to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements regarding future events and future results of Swift Start Corp. (“Swift Start”, the “Company”, “we” and “our”). Forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance and the industries in which we operate as well as our management’s assumptions and beliefs. Statements that contain words like “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, or variations of such words and similar expressions are forward-looking statements. In addition, any statements that refer to trends in our businesses, future financial results, and our liquidity and business plans are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. There can be no assurance that forward-looking statements will be achieved, and actual results could differ materially from those expressed or implied by forward-looking statements. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report. The following information should be read in conjunction with the interim financial statements for the period ended March 31, 2015 and notes thereto appearing elsewhere in this Report.

Overview

We were incorporated on March 20, 2013, under the laws of the State of Delaware. We plan to develop a website that will offer comprehensive online computer programming courses for anyone with any level of computer programming knowledge, from beginners to experts. We will offer courses for all major computer programming languages, such as: C#, .NET, C++, C, Objective C, Java, JavaScript, HTML, ASP, XML, JQuery, PHP, Flash, Python, SQL, PERL, VB.NET, AJAX, CSS and all Microsoft Office Products. Our video courses will be developed and taught by seasoned teachers with extensive experience in the computer programming fields. We plan on initially hiring three teachers to teach the computer programming courses.

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

Results of Operations for the three months ended September 30, 2014

We had a net loss of $15,098 for the three months ended March 31, 2015. For the three months ended March 31, 2015, we generated revenues of $-0-.

During the three months ended March 31, 2015, we experienced general and administrative expenses of $15,098. These expenses consist of professional fees, computer and internet expenses and other miscellaneous items.

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

Our net revenues are not sufficient to fund our operating expenses. At March 31, 2015, we had a cash balance of $50 and working capital deficit of $74,190. Since inception, we have raised $34,700. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for the next twelve (12) months. We presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2015. Therefore our future operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Going Concern

Our financial statements have been prepared on a going concern basis. As of March 31, 2015, we have not generated material revenues. We expect to finance our operations primarily through our existing cash, our operations and any future financing. However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, there is substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

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

As of March 31, 2015, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

Revenue recognition

The Company recognizes revenues in accordance with ASC No. 605-10-S99, (SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”), when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured.

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

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of March 31, 2015.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of March 31, 2015, to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed herewith:

Exhibit No.	Document
31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed with this Report.

** In accordance with SEC Release 3308238, Exhibit 32.1 is being furnished with this report

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWIFT START CORP.

Date: May 15, 2015	By:	/s/ Shaul Martin
Name: Shaul Martin
Title: Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial and
Accounting Officer)

