Form 10-Q/A
period 2015-03-31
Swift Start Corp.
filed 2015-05-18
CIK 1590383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2015

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

Explanatory Note: The sole purpose of this amendment to Swift Start Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the Securities and Exchange Commission on May 15, 2015 (the “Form 10-Q”), is to provide the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) and to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL. No other changes have been made to the Form 10-Q.

2

Item 6. Exhibits.

The following exhibits are filed herewith:

Exhibit Number	Document

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document**

101.SCH**	XBRL Taxonomy Extension Schema Document**

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document**

* These exhibits were previously filed or furnished in Swift Start Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015, filed with the Securities and Exchange Commission on May 15, 2015.

**Filed with this report.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWIFT START CORP.

May 18, 2015	By	/s/Shaul Martin
Shaul Martin
Chief Executive Officer, and Chief Financial Officer (Principal Executive and Financial and Accounting Officer)

3