Form 10-Q
period 2015-06-30
BIOHITECH GLOBAL, INC.
filed 2015-08-19
CIK 1590383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36843

BIOHITECH GLOBAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-2336496
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

80 Red Schoolhouse Road

Chestnut Ridge, New York 10977

(Address of principal executive offices)(Zip Code)

(845) 262-1081

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

Yes ☐ No ☒

As of August 19, 2015, the registrant had 7,500,000 shares of its common stock outstanding.

BIOHITECH GLOBAL, INC.

Quarterly Period on Form 10-Q

June 30, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Sheet

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash	$51	$38
Total current assets	51	38

Total assets	$51	$38

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$3,550	$2,000
Advances	-	28,400
Loan payable - related party	-	28,730
Total current liabilities	3,550	59,130

Stockholders' Deficit:
Preferred stock, 10,000,000 shares authorized, par value $0.0001, 0 shares issued and outstanding	-	-
Common stock, 20,000,000 shares authorized, par value $0.0001,9,040,000 shares issued and outstanding	904	904
Additional paid in capital	117,460	33,896
Accumulated deficit	(121,863)	(93,892)
Total stockholders' deficit	(3,499)	(59,092)

Total liabilities and stockholders' deficit	$51	$38

Income Statements

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue	$-	$891	$-	$1,782

General and Administrative expenses	12,873	9,360	27,971	30,566
Operating loss	(12,873)	(8,469)	(27,971)	(28,784)

Loss before income taxes	(12,873)	(8,469)	(27,971)	(28,784)

Provision for Income Taxes	-	-	-	-

Net loss	$(12,873)	$(8,469)	$(27,971)	$(28,784)

Basic and Diluted
Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	9,040,000	9,040,000	9,040,000	9,040,000

4

Statement of Shareholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Equity (Deficit)

Balances - December 31, 2013	9,040,000	$904	$33,796	$(31,165)	$3,535.00

Capital contribution	-	-	100	-	100
Net loss	-	-	-	(62,727)	(62,727)
Balance - December 31, 2014	9,040,000	904	33,896	(93,892)	(59,092)

Capital contribution			83,564		83,564
Net loss	-	-	-	(27,971)	(27,971)
Balance - June 30, 2015	9,040,000	904	117,460	(121,863)	(3,499)

Cash Flows

	For the six months ended
	June 30,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(27,971)	$(28,784)
Adjustments to reconcile net loss to cash used in operating activities:
Decrease (increase) in prepaid expenses	-	7,500
Increase in accounts payable	1,550	-
Increase in deferred revenues	-	(1,782)
Net cash used in operating activities	(26,421)	(23,066)

FINANCING ACTIVITIES:
Proceeds from advances	26,434	-
Proceeds from loan payable - related party	-	22,880
Cash provided by financing activities	26,434	22,880

Net change in cash	13	(186)

Cash, Beginning of Period	$38	$286

Cash, End of Period	$51	$100

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$0	$0
Income taxes	$0	$0

During the six months ended June 30, 2015, the Company reclassified $83,564 of related party loans and advances to additional paid in capital for the forgiveness of the liabilities by the shareholders.

BioHiTech Global, Inc.

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Swift Start Corp (“the Company”) was incorporated under the laws of the state of Delaware on March 20, 2013. The Company began limited operations on May 30, 2013. The Company is engaged in the internet based education business.

On August 6, 2015, the Company consummated a reverse acquisition of Bio Hi Tech America, LLC (“BHT”) through BioHiTech Global, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Acquisition”). Acquisition merged with and into BHT in a statutory reverse triangular merger in consideration for an aggregate of 6,975,000 newly-issued shares of the Company’s common stock. Also on August 6, 2015, the Company amended its Certificate of Incorporation (the “Amendment”) to (i) change its name to BioHiTech Global, Inc. and (ii) to amend the number of its authorized shares of capital stock from 200,000,000 to 30,000,000 shares, of which 20,000,000 shares were designated common stock, par value $0.0001 per share (the “Common Stock”) and 10,000,000 shares were designated “blank check” preferred stock, par value $0.0001 per share.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2015 and its results of operations for the three months and six months ended June 30, 2015 and cash flows for the six months ended June 30, 2015. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

As of June 30, 2015, the carrying value of payables and loans that are required to be measured at fair value approximated fair value due to the short-term nature and maturity of these instruments.

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

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of June 30, 2015.

Loss per Share

The basic loss per share is calculated by dividing our net loss available to common shareholders by the number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing our net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. The Company has not issued any potentially dilutive debt or equity securities.

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

NOTE 3. INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.   As of June 30, 2015, the Company had a deferred tax asset of approximately $39,600 related to net operating losses (based on an estimated 34% tax rate). A valuation allowance was recorded against the tax asset to reduce the carrying value to zero.

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

On February 6, 2015, shareholders holding a majority of the Company’s outstanding capital stock authorized an amendment to the Company’s Certificate of Incorporation to change its name to BioHiTech Global, Inc. and to decrease the number of authorized shares of capital stock from 200,000,000 to 30,000,000 shares of which 20,000,000 shares will be designated common stock, par value $0.0001 per share and 10,000,000 shares will be designated “blank check” preferred stock, par value $0.0001 per share.

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

NOTE 7. RELATED PARTY LOANS AND TRANSACTIONS

As of March 31, 2015, loans from related parties amounted to $28,840, and represented working capital advances from an officer who is also a stockholder of the Company. The related party agreed to forgive the outstanding balance during the three months ended June 30, 2015 as a capital contribution.

On September 30, 2014, the Company received $100 from a related party as a capital contribution.

NOTE 8. ADVANCES

During the six months ended June 30, 2015, the Company received advances from a third party which amounted to $49,224 and represented working capital advances. These advances were forgiven during the six months ended June 30, 2015 as a capital contribution.

NOTE 9. SUBSEQUENT EVENTS

Management has evaluated all events that occurred after the balance sheet date through the date when these financial statements were issued to determine if they must be reported. The management of the Company determined the following reportable events were required to be disclosed:

On August 6, 2015, the Company amended its Certificate of Incorporation (the “Amendment”) to (i) change its name to BioHiTech Global, Inc. and (ii) to amend the number of its authorized shares of capital stock from 200,000,000 to 30,000,000 shares, of which 20,000,000 shares were designated common stock, par value $0.0001 per share (the “Common Stock”) and 10,000,000 shares were designated “blank check” preferred stock, par value $0.0001 per share. As previously reported on February 10, 2015, the Amendment was approved by holders of a majority of the Company’s Common Stock on February 6, 2015.

Also, on August 6, 2015, the Company entered into and consummated an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”), with BioHiTech Global, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Acquisition”) and Bio Hi Tech America, LLC, a Delaware limited liability company (“BHT”). Pursuant to the terms of the Merger Agreement, Acquisition merged with and into BHT in a statutory reverse triangular merger (the “Merger”), with BHT surviving as a wholly-owned subsidiary of the Company. As consideration for the Merger, the Company issued the interest holders of BioHiTech LLC an aggregate of 6,975,000 shares of our Common Stock in accordance with their respective pro rata ownership of BHT membership interests. Following the Merger, the Company adopted the business plan of BioHiTech LLC in the development, marketing and sales of food waste disposal systems which transforms food waste into nutrient-neutral water which may then be disposed of via sewer systems, while utilizing proprietary software to collect and transmit environmental performance data to its customers.

Immediately prior to the Merger, the Registrant had 9,040,000 shares of Common Stock issued and outstanding. In connection with the Merger, the Majority Shareholder and other shareholders collectively agreed to retire and cancel an aggregate of 8,515,000 shares of Common Stock. Following the consummation of the Merger, the issuance of the Merger Shares, and the retirement of the 8,515,000 shares of Common Stock, the Registrant had 7,500,000 shares of Common Stock issued and outstanding and the BioHiTech Holders beneficially own 6,975,000 shares or approximately ninety three percent (93%) of such issued and outstanding Common Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements regarding future events and future results of BioHitech Global, Inc. (the “Company”, “we”, “us” and “our”). Forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance and the industries in which we operate as well as our management’s assumptions and beliefs. Statements that contain words like “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, or variations of such words and similar expressions are forward-looking statements. In addition, any statements that refer to trends in our businesses, future financial results, and our liquidity and business plans are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. There can be no assurance that forward-looking statements will be achieved, and actual results could differ materially from those expressed or implied by forward-looking statements. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report. The following information should be read in conjunction with the interim financial statements for the period ended June 30, 2015 and notes thereto appearing elsewhere in this Report.

Plan of Operations

Prior to the Company’s acquisition of Bio Hi Tech America, LLC on August 6, 2015 (the “Merger”), we had commenced limited operations and our proposed business plan was not yet fully operational. As of June 30, 2015, we had three clients and were working on cultivating more and growing the business.

Prior to the Merger, the Company was in the business of providing online courses for computer programming. In November 2013, we began providing online private lessons before the permanent website is completed. This allowed us to begin to establish a customer base immediately. Following the Merger, we adopted the  business plan of BioHiTech in the development, marketing and sales of food waste disposal systems which transform food waste into nutrient-neutral water which may be disposed of via sewer systems while utilizing proprietary software to collect and transmit environmental performance data to its customers.

Following the completion of the Merger, our development efforts have been focused primarily on the development and marketing of BioHiTech’s Eco-Safe Digester and related products and services. Subsequent to the Merger, the Company expects to generate revenues from sales of its Eco-Safe Digester and related goods and services. The Company's other known potential sources of capital are possible proceeds from private placements, issuance of notes payable, loans from its officers, and cash from future revenues after the Company commences sales. The Company will require additional financing to continue operations, and there is no assurance that such additional financing will be available or available on terms that are favorable to the Company.

Results of Operations

For the Three Months Ended June 30, 2015

We had a net loss of $12,873 for the three months ended June 30, 2015, compared to a net loss of $8,469 for the three months ended June 30, 2014. For the three months ended June 30, 2015, we generated no revenues.

During the three months ended June 30, 2015, we experienced general and administrative expenses of $12,873. These expenses consist of professional fees, computer and internet expenses and other miscellaneous items.

For the Six Months Ended June 30, 2015

We had a net loss of $27,971 for the six months ended June 30, 2015, compared to a net loss of $22,784 for the six months ended June 30, 2014. For the six months ended June 30, 2015, we generated no revenues.

During the six months ended June 30, 2015, we experienced general and administrative expenses of $27,971. These expenses consist of professional fees, computer and internet expenses and other miscellaneous items.

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

Our net revenues are not sufficient to fund our operating expenses. At June 30, 2015, we had a cash balance of $51 and working capital deficit of $3,499. From inception to June 30, 2015, we had raised a total of $34,700. We currently have no material commitments for capital expenditures. We will be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for the next twelve (12) months. We presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2015. Therefore our future operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Going Concern

Our financial statements have been prepared on a going concern basis. As of June 30, 2015, we have not generated material revenues. We expect to finance our operations primarily through our existing cash, our operations and any future financing. However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, there is substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

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

As of June 30, 2015, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of June 30, 2015.

Loss per Share

The basic loss per share is calculated by dividing our net loss available to common shareholders by the number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing our net income loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. The Company has not issued any potentially dilutive debt or equity securities.

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

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, “Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. This ASU does the following among other things: (a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, (b) eliminates the need to label the financial statements as those of a development stage entity, (c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and (d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company has evaluated this ASU and adopted beginning with the quarterly period ended June 30, 2014. The adoption of this ASU resulted in the Company no longer reporting inception-to-date financial reporting for the Company’s Statements of Comprehensive Loss, Statement of Changes in Stockholders’ Deficit and Statements of Cash Flows.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest” (“ASU 2015-03”). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments of ASU 2015-03. For public business entities, ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 31, 2015, and interim periods within those fiscal years. For all other entities, ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The Company does not anticipate that the adoption of ASU 2015-03 will have a material effect on its financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”) for the period reported herein, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s then-serving Chief Executive Officer (the Company’s principal executive officer, principal financial officer and principal accounting officer) (“PEO/PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the Company’s then-serving PEO/PFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2015, to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO/PFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed herewith:

Exhibit No.	Document

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Filed with this Report.

** In accordance with SEC Release 3308238, Exhibit 32.1 is being furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOHITECH GLOBAL, INC.

Date: August 19, 2015	By:	/s/ Frank E. Celli
		Name:	Frank E. Celli
		Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

