Form 10-Q
period 2015-09-30
BIOHITECH GLOBAL, INC.
filed 2015-11-13
CIK 1590383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 001-36843

BIOHITECH GLOBAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-233496
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

80 red Schoolhouse Road, Suite 101 Chestnut Ridge, New York	10977
(Address of principal executive offices)	(Zip Code)

(845) 262-1081

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 10, 2015
Common Stock, $0.0001 par value per share	8,229,712 shares

BioHiTech Global, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BioHiTech Global, Inc

Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current Assets:
Cash	$47,156	$40,207
Accounts receivable, net	113,614	118,706
Inventory	308,592	192,333
Note receivable	163,095	-
Advances to vendor	2,500	44,700
Prepaid expenses and other current assets	49,137	47,117
Total Current Assets	684,094	443,063

Property and equipment, net	883,708	896,928
Intangible assets, net	389,537	548,391
Goodwill	10,482	30,550
Other assets	17,176	24,017

Total Assets	$1,984,997	$1,942,949

Liabilities and Stockholders’ Deficit
Current Liabilities:
Line of credit	$2,454,965	$2,455,713
Accounts payable	631,259	269,080
Accrued interest payable	383,736	93,270
Accrued expenses	316,157	55,061
Warrant liability	-	140,821
Deferred revenue	79,104	81,968
Promissory note	100,000	-
Promissory note – related party	200,000	-
Advance from related party	-	50,000
Customer deposits	32,346	34,446
Long-term debt, current portion	8,196	3,186
Total Current Liabilities	4,205,763	3,183,545

Promissory note - related party	1,710,000	1,000,000
Convertible promissory notes	500,000	500,000
Convertible promissory notes - related parties	900,000	400,000
Senior convertible promissory notes	600,000	-
Senior convertible promissory notes - related parties	200,000	-
Long-term debt, net of current portion	21,662	7,169
Total Liabilities	8,137,425	5,090,714

Commitments and Contingencies

Stockholders’ Deficiency
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 20,000,000 shares authorized; 7,500,000 shares and 6,975,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	750	698
Additional paid in capital	6,326,672	6,176,865
Accumulated deficit	(12,479,560)	(9,325,328)
Accumulated other comprehensive loss	(290)	-
Total Stockholders’ Deficiency	(6,152,428)	(3,147,765)

Total Liabilities and Stockholders’ Deficiency	$1,984,997	$1,942,949

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Rental income	$122,938	$87,158	$345,795	$270,884
Product sales	90,693	$254,851	185,620	378,823
Installation and maintenance	57,245	39,317	141,427	97,319
Spare parts	39,661	28,633	139,893	80,332
Other revenue	25,145	71,507	118,739	155,603
Total revenue	335,682	481,466	931,474	982,961

Cost of revenue	281,511	396,836	841,813	912,760

Gross profit	54,171	84,630	89,661	70,201

Operating expenses:
Selling, general and administrative	1,324,364	735,629	2,971,956	2,137,206
Depreciation and amortization	30,668	20,248	110,715	97,669
Total operating expenses	1,355,032	755,877	3,082,671	2,234,875

Loss from operations	(1,300,861)	(671,247)	(2,993,010)	(2,164,674)

Other (expense) income:
Interest income	4,696	205	4,696	1,138
Interest expense	(131,023)	(50,154)	(359,185)	(107,370)
Gain on sale of QTAG	(35,550)	-	191,805	-
Change in fair value of warrant liability	-	-	1,462	896
Other income	-	-	-	6,491
Total other expense	(161,877)	(49,949)	(161,222)	(98,845)

Income tax	-		-

Net loss	$(1,462,738)	$(721,196)	$(3,154,232)	$(2,263,519)

Other comprehensive loss:
Net loss	$(1,462,738)	$(721,196)	$(3,154,232)	$(2,263,519)
Foreign currency translation adjustment	(290)	-	(290)	-
Comprehensive loss	$(1,463,028)	$(721,196)	$(3,154,522)	$(2,263,519)

Net loss per common share – basic and diluted	$(0.20)	$(0.10)	$(0.45)	$(0.32)

Weighted average number of common shares outstanding during the period – basic and diluted	7,288,859	6,975,000	7,080,769	6,975,000

Unaudited pro forma income tax computation for assumed conversion to a Corporation:
Historical net loss	$(1,462,738)	$(721,196)	$(3,154,232)	$(2,263,519)
Pro forma income tax provision	-	-	-	-
Pro forma net loss	$(1,462,738)	$(721,196)	$(3,154,232)	$(2,263,519)

Unaudited pro forma net loss per share:
Pro forma loss per share	$(0.20)	$(0.10)	$(0.45)	$(0.32)
Weighted average number of shares outstanding	7,288,859	6,975,000	7,080,769	6,975,000

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc

Condensed Consolidated Statements of Changes in Stockholders’ Deficiency

For the Nine Months Ended September 30, 2015

(Unaudited)

	Common Stock, $0.0001 par value		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Deficiency
Balance at January 1, 2015	6,975,000	$698	$6,176,865	$(9,325,328)	$-	$(3,147,765)

Issuance of warrants in connection with investment banking advisory agreement on June 30, 2015	-	-	139,359	-	-	139,359

Reverse business combination with Swift Start on August 6, 2015	525,000	52	10,448	-	-	10,500

Foreign currency translation adjustment	-	-	-	-	(290)	(290)

Net loss	-	-	-	(3,154,232)	-	(3,154,232)

Balance at September 30, 2015	7,500,000	$750	$6,326,672	$(12,479,560)	$(290)	$(6,152,428)

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,154,232)	$(2,263,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	269,701	232,261
Gain on sale of QTAG	(191,805)	-
Change in fair value of warrant liability	(1,462)	(896)
Provision for (recovery of) bad debts	(17,082)	2,970
Changes in operating assets and liabilities:
Accounts receivable	(18,149)	(40,286)
Inventory	(120,447)	(47,434)
Note receivable	51,843	-
Advances to vendors	(2,500)	(9,850)
Prepaid expenses and other current assets	(2,020)	(15,926)
Other assets	6,841	-
Accounts payable	362,179	250,889
Accrued interest payable	290,466	-
Accrued expenses	261,096	(17,075)
Deferred revenue	31,654	141,485
Customer deposits	(2,100)	(17,870)
Net cash used in operating activities	(2,236,017)	(1,785,251)

Cash flows from investing activities:
Proceeds from sale of QTAG operations	75,000	-
Purchases of property and equipment	(114,790)	3,820
Capitalization of website development costs	4,273	(24,425)
Cash acquired from Swift Start	18	-
Net cash provided by (used in) investing activities	(35,499)	(20,605)

Cash flows from financing activities:
Proceeds from (repayments of) line of credit	(748)	66,099
Proceeds from promissory note	100,000	-
Proceeds from promissory note - related parties	405,000	1,000,000
Advances from related party	455,000	5,000
Proceeds from convertible promissory notes – related parties	500,000	-
Proceeds from senior convertible promissory notes	600,000	-
Proceeds from senior convertible promissory notes - related parties	200,000	-
Proceeds from long-term debt	25,080	-
Repayments of long-term debt	(5,577)	(15,488)
Proceeds from issuance of membership interests	-	500,000
Net cash provided by financing activities	2,278,755	1,555,611

Effect of exchange rate on cash	(290)	-

Net increase (decrease) in cash	6,949	(250,245)
Cash - beginning of period	40,207	294,093
Cash - end of period	$47,156	$43,848

Supplementary cash flow information:
Cash paid during the year for:
Interest	$68,718	$70,435
Income taxes	$-	$-

Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Warrants issued in connection with advisory services	$139,359	$-
Transfer of inventory to leased equipment	$48,888	$221,766
Advances to vendors applied to inventory	$44,700	$118,350
Conversion of advances from related party to promissory note - related party	$505,000	$-
Goodwill recognized in connection with Swift Start acquisition	$10,482	$-

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc.

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

Note 1 - Nature of Business

BioHiTech Global, Inc. (the “Company”) was incorporated in the state of Delaware on March 20, 2013 as Swift Start Corp. (“Swift Start”). Prior to the Merger (see Note 2 below), the Company’s operations consisted solely of those of BioHitech America, LLC (“BioHitech”), which was formed as a limited liability company on April 1, 2007. Through its wholly-owned subsidiaries, BioHitech and BioHitech Europe, the Company offers its customers cost-effective and technologically innovative solutions for organic waste disposal.

Note 2 – Reverse Merger

On August 6, 2015, the Company executed an Agreement of Merger and Plan of Reorganization with BioHitech and BioHiTech Global, Inc., a wholly-owned subsidiary of the Company (“Acquisition”), pursuant to which Acquisition merged with and into BioHitech in a reverse merger (the “Merger”), with BioHitech surviving as a wholly-owned subsidiary of the Company. As consideration for the Merger, the Company issued the interest holders of BioHitech an aggregate of 6,975,000 shares of its common stock, par value $0.0001 per share, in accordance with their pro rata ownership of BioHitech’s membership interests. In connection with the Merger, the Company’s interest holders retired and canceled an aggregate of 8,515,000 shares of its common stock. Following the consummation of the Merger, the issuance of the 6,975,000 shares of common stock to BioHitech’s interest holders and the retirement of the 8,515,000 shares of common stock, the Company had 7,500,000 shares of common stock issued and outstanding, with the former BioHitech interest holders beneficially owning approximately 93% of such issued and outstanding shares of common stock.

In addition, on August 6, 2015, the Company amended its Certificate of Incorporation to (i) change its name to BioHiTech Global, Inc. and (ii) to amend the number of its authorized shares of capital stock from 200,000,000 to 30,000,000 shares, of which 20,000,000 shares were designated common stock, par value $0.0001 per share and 10,000,000 shares were designated “blank check” preferred stock, par value $0.0001 per share.

The Merger was accounted for as a reverse business combination. Under this method of accounting, the Company was treated as the acquiring company for financial reporting purposes. The net liabilities of Swift Start are stated at fair value, while the assets and liabilities of the Company are recognized at their historical basis. Pursuant to the reverse business combination, the Company has restated its consolidated statements of stockholders’ deficiency on a recapitalization basis, so that all accounts are now presented as if the reverse business combination had occurred at the beginning of the earliest period presented. The operating results for Swift Start are included in the consolidated financial statements from the effective date of the reverse business combination of August 6, 2015 and did not have a material impact for the three and nine months ended September 30, 2015.

The preliminary allocation of the purchase price is as follows:

Fair value of common stock issued	$10,500

Allocated to:
Cash	$18
Net assets assumed	18
Goodwill	10,482
$10,500

The estimated fair value of the purchase price was determined based on the value of Swift Start’s common stock pursuant to a private placement offering conducted in September 2013 at a per share price of $0.0166 per share. The fair value represents the total common shares retained by the non-Company shareholders upon completion of the transaction. The final valuation of the consideration transferred will be determined based upon a valuation analysis to be performed by the Company. Any resulting goodwill is not expected to be tax deductible. Supplemental pro forma information has not been presented because the effect of the acquisition was not material to the Company’s consolidated financial results.

BioHiTech Global, Inc.

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

Note 3 - Basis of Presentation and Going Concern

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management’s opinion, however, that the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Financial Statements for the year ended December 31, 2014, which contains the audited financial statements and notes thereto, for the years ended December 31, 2014 and 2013 included within the Company’s Form 8-K/A filed with the SEC on October 5, 2015. The financial information as of December 31, 2014 presented hereto is derived from the audited financial statements presented in the Company’s audited financial statements for the year ended December 31, 2014. The interim results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any future interim periods.

During the nine months ended September 30, 2015, the Company had a net loss of $3,154,232, incurred a loss from operations of $2,993,010 and used net cash in operating activities of $2,236,017. At September 30, 2015, accumulated deficit amounted to $12,479,560 and the Company had a working capital deficit of $3,521,669. The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of debt and equity securities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management's plans, which include further implementation of its business plan and continuing to raise funds through debt and/or equity raises.

Note 4 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from these estimates.

Significant estimates underlying the consolidated financial statements include the allocation of the fair value of acquired assets and liabilities associated with acquisitions; assessment of, intangible assets, including goodwill and long-lived assets for impairment; allowances for doubtful accounts and income tax provisions and allowances.

Reclassification

Reclassifications to certain prior period amounts have been made to conform to current period presentation. These reclassifications have no effect on the consolidated financial position or on the consolidated results of operations or cash flows for the periods presented.

Revenue Recognition

The Company generates revenue from rental, sales and maintenance of its EcoSafe Digester units to large-chain restaurants, hospitals, grocery stores, schools, federal prisons, resellers with government contracts and hotels. The Company also generates revenue from its BioHitech cloud technology platform.

BioHiTech Global, Inc.

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

The Company generates revenue from multiple-element arrangements, which typically include product sales and installation services. The Company records revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectability of the sale is reasonably assured. The Company’s arrangements do not contain general rights of return.

The Company follows accounting guidance for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting. Multiple-element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. To qualify as a separate unit of accounting, the delivered item must have value to the customer on a standalone basis and revenue is allocated to each deliverable in the arrangement based on the relative fair value of the respective deliverable. The Company’s product sales and installation services have standalone value as these products and services are sold separately by the Company, and the Company has established “vendor specific objective evidence” (“VSOE”) of fair value for determining the fair value of each element.

The Company recognizes revenue “FOB destination.” Delivery to the customer is deemed to have occurred when the customer takes title to the product. Generally, title passes to the customer upon delivery to the customer’s site. Payment terms generally require a deposit once an order is placed with the balance due upon delivery of the product to the customer.

Installation revenue is recognized once the digester unit has been installed and accepted by the customer. Maintenance fees are recognized ratably over the period of the service agreement, which is generally twelve months. Revenue from the sale of spare parts is recognized when the spare parts are shipped, which is when title passes to customer. Revenue earned from renting digester units to customers is recognized on a monthly basis over the term of the lease. Revenue earned on the technology platform is recognized ratably over the period of the service agreement, which is generally twelve months.

Deferred revenue represents amounts billed to customers or payments received from customers prior to providing services and for which the related revenue recognition criteria have not been met.

Lease Accounting

The Company has determined that the rental agreements entered into in connection with its EcoSafe Digester units qualify as operating leases, for which the Company is the operating lessor and are accounting for in accordance with ASC 840, “Leases” (“ASC 840”). In order to determine lease classification as operating, the Company evaluates the terms of the rental agreement to determine if the lease includes any of the following provisions which would indicate capital lease treatment:

•	Transfer of ownership of the digester unit,
•	Bargain purchase option at the end of the term of the lease,
•	Lease term is greater than 75% of the economic life of the digester unit, or
•	Present value of minimum lease payments exceed 90% of the fair value of the digester unit at inception of the lease.

In addition, the Company also considers the following:

•	Collectability of the minimum lease payments is reasonably predictable, and
•	No important uncertainties surround the amount of unreimbursable costs yet to be incurred by the Company under the lease.

In accordance with ASC 840, revenue earned from the rental of the digester units is recognized ratably on a monthly basis over the term of the lease.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.

Allowances for obsolete inventory are provided based on historical experience of a variety of factors, including sales volume, product life and levels of inventory at the end of the period. Based upon the Company’s analysis, an allowance for obsolete inventory was not deemed necessary as of September 30, 2015 and December 31, 2014.

Advertising

The Company expenses advertising costs as incurred. For the three months ended September 30, 2015 and 2014 advertising expense amounted to $6,672 and $8,471, respectively. For the nine months ended September 30, 2015 and 2014 advertising expense amounted to $18,149 and $31,210, respectively. Advertising costs are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive loss.

Income taxes

As a result of the Company’s Merger on August 6, 2015, the Company’s results of operations are taxed as a C Corporation. Prior to the Merger, the Company’s operations were taxed as a limited liability company. As such, the Company was treated as a partnership for federal and state income tax purposes and no provision was made for federal and state income taxes in the accompanying consolidated financial statements prior to August 6, 2015, since all items of income or loss were required to be reported on the income tax returns of the members, who were responsible for any taxes thereon.

The change in tax status to a taxable entity resulted in the recognition of deferred tax assets and liabilities based on the expected tax consequences of temporary difference between the book and tax basis of the Company’s assets and liabilities as of the date of the Merger. The tax provision was determined using an effective tax rate of approximately 38% prior to a full valuation allowance for the period from August 6, 2015 (the date on which the tax status changed to a C Corporation) to September 30, 2015. Management determined that enough uncertainty exists relative to the realization of the deferred tax assets to warrant the application of a full valuation allowance as of September 30, 2015. The Company established a full valuation allowance to reflect the likelihood of the realization of deferred tax assets.

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

BioHiTech Global, Inc.

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

The Company may be subject to potential income tax examinations by federal or state authorities. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of September 30, 2015.

The unaudited pro-forma computation of income tax provision included in the statements of comprehensive loss represents the tax effects that would have been reported had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented. The Company provided the pro-forma income tax disclosures presented in the accompanying statements of comprehensive loss for the three and nine months ended September 30, 2015 and 2014 to illustrate what the Company’s net loss would have been had an income tax benefit been provided for at an effective rate of 0% for both periods. Pro forma taxes are based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during each period. Actual rates and expenses could have differed had the Company actually been subject to U.S. federal and state income taxes for all periods presented. Therefore, the unaudited pro forma amounts are for informational purposes only and are intended to be indicative of the results of operations had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented.

Foreign Currency Translation

The Company uses the U.S. dollar as its functional currency, whereas the Company’s foreign operation uses the British Pound as its functional currency. For financial reporting purposes, the Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiary into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for this subsidiary are translated using rates that approximate those in effect during the related period. Gains and losses from translation adjustments are recognized in foreign currency translation included in accumulated other comprehensive loss.

Fair Value of Financial Instruments

Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The fair value of the line of credit, promissory notes and capital lease obligations approximates their carrying amounts as a market rate of interest is attached to their repayment.

Loss per share

Basic loss per share is calculated using the weighted-average number of shares of common stock and diluted loss per share is computed on the basis of the average number of common stock outstanding plus the effects of outstanding warrants using the “treasury stock method.”

Diluted loss per common share amounts, assuming dilution, gives the effect to dilutive opinions, warrants, and other potential common stock outstanding during the period. The Company has not considered the effect of its outstanding warrants in the calculation of diluted loss per share since they are anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 201-09). ASU 201-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09, as amended, is effective for fiscal years beginning after December 15, 2017 and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on its consolidated financial statements and disclosures.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company will adopt the methodologies prescribed by ASU 2014-15 by the date required, and does not anticipate that the adoption of ASU 2014-15 will have a material effect on its consolidated financial position or results of operations.

BioHiTech Global, Inc.

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest” (“ASU 2015-03”). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments of ASU 2015-03. In August 2015, ASU 2015-03 was amended by ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (ASU 2015-15). ASU 2015-15 adds language to ASU 2015-03 based on the SEC Staff Announcement that the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. For public business entities, ASU 2015-03, as amended by ASU 2015-15, is effective for financial statements issued for fiscal years beginning after December 31, 2015, and interim periods within those fiscal years. For all other entities, ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The Company does not anticipate that the adoption of ASU 2015-03 will have a material effect on its consolidated financial position or results of operations.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires inventory measured using any method other than last-in, first out (“LIFO”) or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Under this ASU, subsequent measurement of inventory using the LIFO and retail inventory method is unchanged. ASU 2015-11 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2016. Early application is permitted. The Company is currently evaluating the impact of ASU 2015-11 on its consolidated financial statements.

Note 5 - Risk Concentrations

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institutions. At times, the Company’s cash may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. During the nine months ended September 30, 2015, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Concentrations of credit risk with respect to accounts receivables are limited due to the large number of customers comprising the Company’s customer base and generally short payment terms. The allowance for doubtful accounts at September 30, 2015 and December 31, 2014 amounted to $14,719 and $72,179, respectively. The Company does not require collateral and performs credit checks as considered necessary.

Major customers

During the three months ended September 30, 2015, two customers represented at least 10% of revenues, accounting for 15% and 13%, of the Company’s revenues. During the three months ended September 30, 2014, three customers represented at least 10% of revenues, accounting for 22%, 14% and 11% of the Company’s revenues.

During the nine months ended September 30, 2015, one customer represented at least 10% of revenues, accounting for 16% of the Company’s revenues. During the nine months ended September 30, 2014, two customers represented at least 10% of revenues, accounting for 15% and 11%, respectively, of the Company’s revenues.

At September 30, 2015, no customer represented at least 10% of accounts receivable. At December 31, 2014, three customers represented at least 10% of accounts receivable, accounting for 42%, 33% and 13% of the Company’s accounts receivable.

Vendor concentration

During the three months ended September 30, 2015, two vendors represented at least 10% of cost of revenues, accounting for 50%* and 22% of the Company’s cost of revenues. During the three months ended September 30, 2014, two vendors represented at least 10% of cost of revenues, accounting for 27%* and 10% of the Company’s cost of revenues.

During the nine months ended September 30, 2015, two vendors represented at least 10% of cost of revenues, accounting for 58%* and 13% of the Company’s cost of revenues. During the nine months ended September 30, 2014, two vendors represented at least 10% of cost of revenues, accounting for 41%* and 11% of the Company’s cost of revenues.

At September 30, 2015, one vendor represented at least 10% of accounts payable, accounting for 21%* of the Company’s accounts payable. At December 31, 2014, two customers represented at least 10% of accounts payable, accounting for 31%* and 12% of the Company’s accounts payable.

*	This represents BioHitech International (“BHI”), a related party to the Company, based upon the fact that the sole owner of BHI is also a member of the Company’s Board of Directors and owns shares of the Company’s common stock (see Note 11). Advances to BHI amounted to $0 and $44,700 at September 30, 2015 and December 31, 2014, respectively.

Note 6 - Sale of QTAG Operations

On May 29, 2015, the Company consummated the sale of its QTAG operations to CBI Mobile (Bahamas) Ltd. (“CBI Mobile”) for an aggregate sales price of $290,000 plus certain accounts receivable, less certain deferred revenue. CBI Mobile also acquired the developed technology, customer and client contracts and customer lists associated with QTAG. CBI Mobile paid the Company $75,000 cash at closing and the balance of $215,000 is in the form of a promissory note (“Secured Promissory Note”). The Secured Promissory Note bears interest at 9.5% per annum and is due on May 29, 2016. During the nine months ended September 30, 2015, the Company recorded a gain on the sale of the QTAG operations in the amount of $191,805, inclusive of the write-off of goodwill of $30,550 related to the Company’s initial acquisition of QTAG in 2013. At September 30, 2015, the balance owing on the Secured Promissory Note amounted to $163,095.

BioHiTech Global, Inc.

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

Note 7 - Inventory

Inventory, comprised of all finished goods, consists of the following:

	September 30, 2015	December 31, 2014
Equipment	$174,793	$65,098
Parts and supplies	133,799	127,235
	$308,592	$192,333

Note 8 - Property and Equipment, net

Property and equipment consist of the following:

	September 30, 2015	December 31, 2014
Machinery and equipment	$1,522,916	$1,430,170
Computer software and hardware	81,631	73,643
Furniture and fixtures	43,753	43,067
Vehicles	69,254	41,650
	1,717,554	1,588,530
Less: accumulated depreciation and amortization	(833,846)	(691,602)
	$883,708	$896,928

Depreciation and amortization expense amounted to $61,266 and $176,898 for three and nine months ended September 30, 2015, respectively, of which $55,097 and $158,986 related to machinery and equipment, respectively, is included in cost of sales. Depreciation and amortization expense amounted to $44,722 and $139,723 for the three and nine months ended September 30, 2014, respectively, of which $47,845 and $134,593 related to machinery and equipment, respectively, is included in cost of sales.

Note 9 - Intangible Assets, net

	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)
September 30, 2015
Distribution agreements	10	$902,000	$(524,917)	$377,083	4
Website	3	23,388	(10,934)	12,454	2
Intangible assets, net		$925,388	$(535,851)	$389,537

	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)
December 31, 2014
Distribution agreement	10	$902,000	$(457,267)	$444,733	5
Developed technology	3	139,000	(57,916)	81,084	2
Website	3	27,661	(5,087)	22,574	2
Intangible assets, net		$1,068,661	$(520,270)	$548,391

BioHiTech Global, Inc.

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

Amortization expense amounted to $24,499 and $92,803 for the three and nine months ended September 30, 2015, respectively, and $23,371 and $92,539 for the three and nine months ended September 30, 2014, respectively.

At September 30, 2015, future annual estimated amortization expense is summarized as follows:

Year Ending December 31,
2015 (three months)	$24,499
2016	97,996
2017	92,909
2018	90,200
2019	43,533
Thereafter	40,400
Total	$389,537

Note 10 - Line of Credit

The Company has a revolving line of credit with a bank which provides for aggregate borrowings of up to $2,500,000. The line of credit is due on demand and bears interest at Prime plus 3% (3.75% at September 30, 2015). The line of credit is secured by the Company's assets and is personally guaranteed by certain stockholders of the Company. On July 28, 2015, the Company amended its line of credit agreement with its bank in anticipation of its pending Merger with Swift Start. Pursuant to the amendment, the bank consented to the Merger, such that the Merger would not constitute an event of default under the line of credit agreement. In addition, the bank released the pledge of membership interests in BioHitech granted by certain members of BioHitech. All other terms and conditions of the line of credit agreement remained the same.

The total amount outstanding at September 30, 2015 and December 31, 2014 was $2,454,965 and $2,455,713, respectively. Interest expense amounted to $23,109 and $75,525 for the three and nine months ended September 30, 2015, respectively, and $23,673 and $69,641 for the three and nine months ended September 30, 2014, respectively.

The line of credit also provides for letters of credit aggregating $250,000. During the nine months ended September 30, 2015, there were no outstanding letters of credit.

Note 11 - Long-Term Debt

Long-term debt consists of the following:

	September 30, 2015	December 31, 2014
Note payable, $302 monthly installment payments, 4.98% annual interest, due March 2018, secured by vehicle	$7,986	$10,355
Note payable, $438 monthly installment payments, 1.90% annual interest, due February 2020, secured by vehicle	21,872	-
Total	29,858	10,355
Less: current portion	8,196	3,186
Total long-term debt	$21,662	$7,169

Interest expense amounted to $220 and $653 for the three and nine months ended September 30, 2015, respectively, and $379 and $794 for the three and nine months ended September 30, 2014, respectively.

BioHiTech Global, Inc.

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

Principal payment requirements on long-term debt in each of the years subsequent to September 30, 2015 as follows:

Year Ending December 31,
2015 (three months)	$2,031
2016	8,261
2017	8,525
2018	5,403
2019	5,200
Thereafter	438
Total principal payments	$29,858

Note 12 – Promissory Note

On July 17, 2015, the Company entered into a promissory note in the aggregate amount of $100,000. The promissory note bears interest at 7.5% per annum and is due on July 15, 2016.

At September 30, 2015, amounts due under the promissory note were $100,000. Interest expense related to the promissory note amounted to $1,538 for the three and nine months ended September 30, 2015 and is recorded as a component of interest expense in the accompanying statement of comprehensive loss.

Note 13 – Convertible Promissory Notes

In February 2015, the Company entered into a convertible promissory note in the aggregate amount of $500,000 (the “Convertible Promissory Note”). The Convertible Promissory Note bears interest at 13% per annum and is due on the earlier of (a) a change of control (as defined in the Convertible Promissory Note), (b) an event of default (as defined in the Convertible Promissory Note), and (c) the two-year anniversary of the Convertible Promissory Note. In the event that there is a Qualified Financing prior to the repayment of the Convertible Promissory Note, the Convertible Promissory Note will automatically be converted into equity interests of the Company on terms no less favorable to the lenders than the terms provided to the investors in connection with the Qualified Financing.

For purposes of the Convertible Promissory Note, a Qualified Financing is defined as the first issuance of equity by the Company through which the Company receives gross proceeds of a minimum of $4,000,000 from one or more financial institutions or accredited investors.

At September 30, 2015 and December 31, 2014, amounts due under all outstanding Convertible Promissory Notes were $1,400,000 and $900,000, respectively, of which $900,000 and $400,000, respectively, were due to certain related parties of the Company. Interest expense related to Convertible Promissory Notes amounted to $45,500 and $125,210 for the three and nine months ended September 30, 2015, respectively, and $0 for the three and nine months ended September 30, 2014 and is recorded as a component of interest expense in the accompanying statement of comprehensive loss.

On October 27, 2015, all amounts outstanding under the Convertible Promissory Notes, inclusive of accrued interest, were converted into shares of the Company’s common stock. See Note 19.

Note 14 – Senior Convertible Promissory Notes

During May through July 2015, the Company entered into senior convertible promissory notes in the aggregate amount of $800,000 (the “Senior Convertible Promissory Notes”), of which $200,000 was with related parties of the Company. The Senior Convertible Promissory Notes bear interest at 9% per annum and are due on the earlier of (a) the two-year anniversary of the respective Senior Convertible Promissory Notes and (b) the consummation of a Qualified Financing (as defined below). In the event that there is a Qualified Financing prior to the two year anniversary of the Senior Convertible Promissory Notes, (a) the outstanding principal will be automatically converted into equity interests of the Company based upon a valuation equal to the Closing Price (as defined below); and (b) all accrued and unpaid interest will be payable either in cash or equity interests of the Company based upon a valuation equal to the Closing Price, as determined by the Company in its sole discretion.

For purposes of the Senior Convertible Promissory Notes, (a) a Qualified Financing is defined as the first issuance of equity by the Company through which the Company receives gross proceeds of a minimum of $5,000,000 from one or more financial institutions or accredited investors and (b) the Closing Price means an amount equal to 90% of the agreed upon value of the Company’s equity interest in connection with the Qualified Financing.

BioHiTech Global, Inc.

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

In the event that a Qualified Financing is not consummated prior to the two-year anniversary of the Senior Convertible Promissory Notes, then at the option of the holder, the entire principal and accrued interest will either be (a) immediately due and payable in cash by the Company, or (b) converted into equity interest of the Company based upon a valuation of the Company equal to $30,000,000.

Under certain conditions, should the Company merge with another prior to the conversion of the Senior Convertible Promissory Notes, then upon conversion, the holder will receive equity interests in the surviving entity of the merger based upon the rate of exchange applied to the Company’s equity interests as a result of the merger. If the merger does not occur prior to the conversion of the Senior Convertible Promissory Notes, then upon conversion, the holder will receive equity interests in the Company.

In connection with the Senior Convertible Promissory Notes, the holders will also be issued a five-year warrant to purchase equity interests of the Company valued at 10% of the dollar amount of the Senior Convertible Promissory Notes. If a Qualified Financing occurs prior to the expiration date of such warrants, then the exercise price of the warrants will be equal to 120% of the Closing Price. If a Qualified Financing does not occur prior to the expiration date of the warrants, then the warrants will be deemed null and void and will expire worthless.

The Senior Convertible Promissory Notes contain a contingent beneficial conversion feature that is required to be measured using the commitment date stock price and recognized as an expense when the contingency is resolved. The terms of the contingent conversion option in the Senior Convertible Promissory Notes do not permit the Company to compute the number of equity interests that the Senior Convertible Promissory Note holders would receive if the contingent event occurs and the conversion price is adjusted. Accordingly, the Company must wait until the contingent event occurs to compute the number of shares that will issued pursuant to the conversion price and then recognize such amount as interest expense.

At September 30, 2015, amounts due under the Senior Convertible Promissory Notes were $800,000, of which $200,000 was due to related parties of the Company. Interest expense related to Senior Convertible Promissory Notes amounted to $14,905 and $24,290 for the three and nine months ended September 30, 2015 and is recorded as a component of interest expense in the accompanying consolidated statements of comprehensive loss.

On October 27, 2015, all amounts outstanding under the Senior Convertible Promissory Notes, inclusive of accrued interest, were converted into shares of the Company’s common stock. Warrants representing an $80,000 purchase equity interest, as governed by the original agreement, remain outstanding. See Note 19.

Note 15 - Related Party Transactions

Accounts payable - related parties

Amounts due to related parties totaling $172,218 and $107,743 at September 30, 2015 and December 31, 2014, respectively, are included in accounts payable in the accompanying consolidated balance sheets.

Promissory notes - related party

On June 25, 2014, the Company entered into a secured promissory note with the Company’s Chief Executive Officer in the aggregate amount of $1,000,000 (the “Promissory Note”). The Promissory Note bore interest at 13% per annum and was due on the earlier of (a) a change of control (as defined in the Promissory Note), (b) an event of default (as defined in the Promissory Note), (c) the two-year anniversary of the Promissory Note, and (d) a Qualified Financing. For purposes of the Promissory Note, a Qualified Financing was defined as the first issuance of debt or equity by the Company through which the Company received gross proceeds of a minimum of $1,500,000 from one or more financial institutions or accredited investors.

On July 31, 2015, the Company entered into a Second and Amended Restated Secured Promissory Note with the Company’s Chief Executive Officer in the aggregate amount of $1,750,000 (the “Amended Promissory Note”). The Amended Promissory Note replaces and supersedes the June 25, 2014 Promissory Note. The Amended Promissory Note bears interest at 13% per annum and is due on the earlier of (a) a change of control (as defined in the Amended Promissory Note), (b) an event of default (as defined in the Amended Promissory Note), (c) the two-year anniversary of the Amended Promissory Note, and (d) a Qualified Financing. For purposes of the Amended Promissory Note, a Qualified Financing is defined as the first issuance of debt or equity by the Company through which the Company receives gross proceeds of a minimum of $6,000,000 from one or more financial institutions or accredited investors. In connection with the Amended Promissory Note, advances in the total amount of $505,000 were converted into and included in the promissory notes.

Interest expense related to the Amended Promissory Note amounted to $44,929 and $110,254 for the three and nine months ended September 30, 2015, respectively, and $26,102 and $36,935 for the three and nine months ended September 30, 2014 and is recorded as a component of interest expense in the accompanying consolidated statements of comprehensive loss. At September 30, 2015, the amount due under the Amended Promissory Note was $1,710,000.

BioHiTech Global, Inc.

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

On September 10, 2015, the Company entered into a drawable promissory note with a related party in the aggregate amount of $300,000. The promissory note bears interest at 7.50% per annum and is due on September 15, 2016. Interest expense related to the promissory note amounted to $822 for the three and nine months ended September 30, 2015 and is recorded as a component of interest expense in the accompanying consolidated statements of comprehensive loss. At September 30, 2015, the amount due under the promissory note was $200,000. In October 2015, the remaining $100,000 was advanced under the promissory note.

Advance from related party

During January through July 2015, the Company’s Chief Executive Officer advanced the Company an aggregate of $455,000. The advances bore interest at 13%, were unsecured and due on demand. The advances were converted into promissory notes as part of the amendment to the Promissory Note in July 2015, see above. Interest expense for the three and nine months ended September 30, 2015 amounted to $0 and $20,893, respectively, and $0 for the three and nine months ended September 30, 2014.

Facility lease

The Company leases its corporate headquarters from BioHitech Realty LLC, a company owned by two stockholders of the Company. The lease expired on October 31, 2014 and a new lease was signed in July 2015. The new lease requires scheduled rent increases. Rent expense is recognized on a straight-line basis over the term of the lease. Rent expense for the three and nine months ended September 30, 2015 amounted to $16,724 and $42,524, respectively, and $10,650 and $31,950 for the three and nine months ended September 30, 2014, respectively.

Distribution Agreement

On October 23, 2012, the Company entered into an Exclusive License and Distribution Agreement (the “Distribution Agreement”) with BHI, effective January 1, 2012. The Distribution Agreement superseded a prior exclusive license and distribution agreement entered into on May 6, 2011, which superseded agreements entered into on April 17, 2009 and May 7, 2007. BHI is the manufacturer of the EcoSafe digester unit. Pursuant to the Distribution Agreement, the Company was granted the exclusive right and license to sell, lease, license, import, distribute, market, advertise and otherwise promote the EcoSafe digester unit on a worldwide basis, subject to certain limitations, as prescribed in the Distribution Agreement. In return, the Company:

a.	issued Chun II Koh, the sole owner of BHI, 16% Class A Common Interests in BioHitech;
b.	provided Mr. Koh an annual draw of $150,000 per year for a minimum of five years;
c.	provided a commission agreement for 2.5% of the machine sale price (net of freight and installation) on all sales closed by Mr. Koh; and
d.	granted Mr. Koh one seat on BioHitech’s Board of Directors.

The Distribution Agreement initially was set to expire on October 23, 2017 and could be renewed by mutual agreement for successive five year periods. The Distribution Agreement was amended on August 30, 2013, pursuant to which term of the Distribution Agreement was extended to December 31, 2023 and Mr. Koh’s annual draw was increased to $200,000 per year, plus bonuses if additional sales targets are met.

As part of the reverse merger, the Class A Common Interests were converted into common stock of the Company.

The fair value of the Distribution Agreement was determined to be $202,000, based upon a valuation analysis. Fair value calculations are the responsibility of management, with the support from the Company’s consultants and which are approved by the Chief Executive Officer. The fair value of the Distribution Agreement was determined by the Company and was derived from a valuation using discounted cash flows under the Income Approach. Management selected the Income Approach based on the Company being an operating entity expected to generate future cash flows and the fact that any future sale or transaction is expected to be based on the Company’s future cash flow expectations. A discounted cash flow analysis was developed based on the Company’s projections, historical financial information and guideline company/industry growth and margin indications. The discount rate applied to the Company’s projections of 35% was based on the weighted average cost of capital. The Distribution Agreement is included in intangible assets in the accompanying consolidated balance sheet and is being amortized over its useful life of 10 years.

During the three and nine months ended September 30, 2015 and 2014, the Company paid Mr. Koh $50,000 and $150,000, respectively, in connection the Distribution Agreement.

BioHiTech Global, Inc.

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

Note 16 - Commitments and Contingencies

Legal Matters

From time to time, the Company is involved in legal matters arising in the ordinary course of business. While the Company believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is, or could be, involved in litigation, will not have a material adverse effect on its business, financial condition or results of operations.

Note 17 - Warrant Liability

In connection with BioHitech’s October 2013 Class B Common Interests private placement offering, BioHitech agreed to issue Barksdale Global Holdings, LLC (“Barksdale”) warrants to purchase a number of Class B Common Interests of BioHitech. The warrants were subsequently issued on June 30, 2015, whereby Barksdale was issued a warrant to purchase up to $140,000 of BioHitech’s Class B Common Interests, or 1.32 Class B Common Interests, on or before the expiration date of June 30, 2020. The warrant is exercisable during the period commencing upon the consummation of the Company’s next successive equity raise in which the Company receives gross proceeds of a minimum of $5.0 million (“Qualified Financing”). If the Company does not consummate a Qualified Financing prior to the expiration date, the warrant shall never be exercisable. Notwithstanding the forgoing, Barksdale may not exercise the warrant within 12 months of the consummation date of the Merger. The Company estimated the fair value of the warrant on the measurement date to be $14,182 (or $10,744 per warrant) using a Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 50.24%, (2) risk-free interest rate of 1.42% and (3) expected life of five years. The fair value of the warrant was recorded as a current liability in the accompanying consolidated balance sheet as of December 31, 2014. On June 30, 2015, as a result of the issuance of the warrants, the Company reclassified the warrant liability to stockholders’ deficit. The fair value of the warrant on the date of issuance was $139,359, or $105,575, using a Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 45.36%, (2) risk-free interest rate of 1.63% and (3) expected life of five years.

Note 18 - Machine Leasing

The Company is a lessor of EcoSafe digester units under operating lease agreements expiring through June 2020. Machine leasing income was $122,938 and $345,795 for the three and nine months ended September 30, 2015, respectively, and $87,158 and $270,884 for the three and nine months ended September 30, 2014, respectively. The minimum future estimated lease income to be received under these leases is as follows:

Year Ending December 31,
2015 (three months)	$117,801
2016	413,684
2017	293,314
2018	223,624
2019	143,634
Thereafter	51,943
Total minimum lease income	$1,244,000

Machinery and equipment held for leasing consists of the following:

	September 30, 2015	December 31, 2014
Machinery and equipment	$1,522,916	$1,430,170
Less: accumulated depreciation	(699,065)	(574,734)
	$823,851	$855,436

BioHiTech Global, Inc.

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

Note 19 - Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements were issued. Any material events that occur between the balance sheet date and the date that the consolidated financial statements were issued are disclosed as subsequent events, while the consolidated financial statements are adjusted to reflect any conditions that existed at the balance sheet date. Based upon this review, except as discussed below, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Conversion of Convertible and Senior Convertible Promissory Notes

On October 27, 2015, all amounts outstanding under the Convertible Promissory Notes, inclusive of accrued interest, were converted into shares of the Company’s common stock. The Convertible Promissory Notes were converted at a conversion price of $3.50 per share. Total principal of $1,400,000 and accrued interest of $149,572 were converted into 442,735 shares of the Company’s common stock.

On October 27, 2015, all amounts outstanding under the Senior Convertible Promissory Notes, inclusive of accrued interest, were converted into shares of the Company’s common stock. The Senior Convertible Promissory Notes were converted at a conversion price of $3.50 per share. Total principal of $800,000 and accrued interest of $29,418 were converted into 236,977 shares of the Company’s common stock. Warrants representing an $80,000 purchase equity interest, as governed by the original agreement, remain outstanding.

Investor Relations Consulting Agreement

On October 28, 2015, the Company entered into a one year investor relations consulting agreement with MZHCI, LLC (“MZHCI”), pursuant to which, commencing on November 1, 2015, MZHCI will advise, counsel and inform the Company in matters related to financial markets and exchanges, competitors, business acquisition and other aspects of or concerning the Company’s business. In exchange for such services, the Company will pay MZHCI $8,500 per month, for which such fee will be deferred until the Company raises at least $2.5 million in financing. Upon closing, the Company will pay the full amount accrued and will pay monthly for the remainder of the contract. In addition, the Company will issue MZHCI 50,000 shares of fully vested restricted common stock.

Advance from Related Party

In November 2015, the Company’s Chief Executive Officer advanced the Company $120,000. The advances bear interest at 13%, are unsecured and due on demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Form 8-K/A, as filed with the United States Securities and Exchange Commission, or the SEC, on October 5, 2015.

Company Overview

BioHitech Global, Inc. (the “Company”), through its subsidiaries, provides a simple, environmentally friendly, and cost effective solutions for food waste disposal.

We have a global distribution license to sell, lease, use, distribute, and manufacture the product currently known as the Eco-Safe Digester, which transforms food waste into nutrient-neutral water that can safely be disposed of via conventional sanitary sewer systems. The Eco-Safe Digester reduces greenhouse gas emissions by reducing the volume of food waste being disposed of in landfills and eliminating the corresponding transportation of this waste. In addition, the technology generally saves users money by avoiding disposal costs (“tip fees”) and transportation charges.  This process allows waste producing organizations to actively contribute to environmental sustainability and the preservation of resources in a cost-effective manner.

The Eco-Safe Digester may be used by businesses such as food service, hospitality, healthcare, government, conference centers, education centers, or stadiums that generate a high volume of waste. It is estimated that the US addressable market is in excess of 250,000 locations that could qualify for digesters and an additional 250,000 internationally.

 The Eco-Safe Digester is currently installed in 37 states throughout the United States as well as eleven foreign countries, including the United Kingdom, Canada and Israel.

There are over 300 units installed worldwide with over seven years of operating experience. With units in the field for over seven years, the products have proven to have at least a reasonably long-term life expectancy comparable to the products sold by our competitors.

We hope to leverage technology that we have developed and added to the Eco-Safe Digester by collecting, accumulating and providing empirical data that we hope will improve the efficiency of the upstream supply chain. By streaming data from the digesters, collecting information from system users and integrating business application data, we expect our internet enabled system, known as the BioHitech Cloud, to provide necessary data that we expect will help customers reshape their purchasing decisions and positively effect employee behavior. In its simplest form, the BioHitech Cloud quantifies food waste in a fashion that has historically not been available. It enables users to understand food waste generation habits and to pay for the Eco-Safe Digester based on savings on traditional waste charges, as well as improved operational efficiencies.

The BioHitech Cloud data is used to help educate customers as to where, when and how waste is being created. Tracking and analyzing waste based on creation time, food type, preparation stage or other key metrics may provide a clear picture of the food waste lifecycle. While the Eco-Safe Digester already provides significant economic savings and decreases in carbon footprint, the addition of the BioHitech Cloud increases that impact by helping the customer to more accurately manage inventory, preparation practices and staff efficiencies.

Our corporate headquarters are located at 80 Red Schoolhouse Road, Suite 101, Chestnut Ridge, New York 10977 and our phone number is (845) 2623-61081. Our website can be found at www.biohitech.com. The information on our website is not incorporated in this report.

Critical Accounting Policies

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States requires us to exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of assets and liabilities, recognition of revenues and expenses, and disclosure of commitments and contingencies at the date of the financial statements.

Management bases its estimates on historical experience, knowledge of our business and industry, current and expected economic conditions, the attributes of our products, the regulatory environment, and in certain cases, the results of outside appraisals. Management periodically re-evaluates its estimates and assumptions with respect to these judgments and modifies its approach when circumstances indicate that modifications are necessary. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

While management believes that the factors it evaluates provides us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

Accounts Receivable

Our policy is to reserve for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. Management periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that management considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Long-Lived Assets

Management periodically reviews the carrying values of its long-lived assets when events or changes in circumstances indicate that it is more likely than not that their carrying values may exceed their realizable values, and records impairment charges when considered necessary. When circumstances indicate that an impairment may have occurred, we test such assets for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of such assets and their eventual disposition to their carrying amounts. In estimating these future cash flows, assets and liabilities are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other such groups. If the undiscounted future cash flows are less than the carrying amount of the asset, an impairment loss, measured as the excess of the carrying value of the asset over its estimated fair value, will be recognized. The cash flow estimates used in such calculations are based on estimates and assumptions, using all available information that management believes is reasonable.

Revenue Recognition

We generate revenue from rental, sales and maintenance of its EcoSafe Digester units to large-chain restaurants, hospitals, grocery stores, schools, federal prisons, resellers with government contracts and hotels. We also generate revenue from our BioHitech cloud technology platform.

We generate revenue from multiple-element arrangements, which typically include product rental or sales and installation services. We record revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectability of the sale is reasonably assured. Our arrangements do not contain general rights of return.

We follow accounting guidance for revenue recognition of multiple-element arrangements to determine whether such arrangements contain more than one unit of accounting. Multiple-element arrangements require the delivery or performance of multiple products, services and/or rights to use assets. To qualify as a separate unit of accounting, the delivered item must have value to the customer on a standalone basis and revenue is allocated to each deliverable in the arrangement based on the relative fair value of the respective deliverable. Our product sales and installation services have standalone value as these products and services are sold separately by us, and we have established “vendor specific objective evidence” (“VSOE”) of fair value for determining the fair value of each element.

We recognize product sales “FOB destination.” Delivery to the customer is deemed to have occurred when the customer takes title to the product. Generally, title passes to the customer upon delivery to the customer’s site. Payment terms generally require a deposit once an order is placed with the balance due upon delivery of the product to the customer. Revenue earned from renting digester units to customers is recognized on a monthly basis over the term of the lease.

Installation revenue is recognized once the digester unit has been installed and accepted by the customer. Maintenance fees are recognized ratably over the period of the service agreement, which is generally twelve months. Revenue from the sale of spare parts is recognized when the spare parts are shipped, which is when title passes to customer. Revenue earned on the technology platform is recognized ratably over the period of the service agreement, which is generally twelve months.

Lease Accounting

Management has determined that the rental agreements entered into in connection with our EcoSafe Digester units qualify as operating leases, for which we are the operating lessor and are accounting for in accordance with ASC 840, “Leases” (“ASC 840”). In order to determine lease classification as operating, we evaluate the terms of the rental agreement to determine if the lease includes any of the following provisions which would indicate capital lease treatment:

•	Transfer of ownership of the digester unit,
•	Bargain purchase option at the end of the term of the lease,
•	Lease term is greater than 75% of the economic life of the digester unit, or
•	Present value of minimum lease payments exceed 90% of the fair value of the digester unit at inception of the lease.

In addition, we also consider the following:

•	Collectability of the minimum lease payments is reasonably predictable, and
•	No important uncertainties surround the amount of unreimbursable costs yet to be incurred by the Company under the lease.

In accordance with ASC 840, revenue earned from the rental of the digester units is recognized ratably on a monthly basis over the term of the lease.

Results of Operations

Overview

On August 6, 2015, the Company executed an Agreement of Merger and Plan of Reorganization with BioHitech America, LLC (“BioHitech”), pursuant to which BioHiTech Global, Inc., a wholly-owned subsidiary of the Company (“Acquisition”) merged with and into BioHitech in a reverse triangular merger (the “Merger”), with BioHitech surviving as a wholly-owned subsidiary of the Company. As consideration for the Merger, the Company issued the interest holders of BioHitech an aggregate of 6,975,000 shares of its common stock, par value $0.0001 per share, in accordance with their pro rata ownership of BioHitech’s membership interests. In connection with the Merger, the Company retired and canceled an aggregate of 8,515,000 shares of its common stock. Following the consummation of the Merger, the issuance of the 6,975,000 shares of common stock to BioHitech’s interest holders and the retirement of the 8,515,000 shares of common stock, the Company had 7,500,000 shares of common stock issued and outstanding, with the former BioHitech interest holders beneficially owning approximately 93% of such issued and outstanding shares of common stock.

In addition, on August 6, 2015, Swift Start amended its Certificate of Incorporation to (i) change its name to BioHiTech Global, Inc. and (ii) to amend the number of its authorized shares of capital stock from 200,000,000 to 30,000,000 shares, of which 20,000,000 shares were designated common stock, par value $0.0001 per share and 10,000,000 shares were designated “blank check” preferred stock, par value $0.0001 per share.

Comparison of the Three and Nine Months Ended September 30, 2015 to the Three and Nine Months Ended September 30, 2014

The following tables set forth, for the periods indicated, results of operations information from our unaudited interim condensed consolidated financial statements:

	Three Months Ended September 30,		Change	Change
	2015	2014	(Dollars)	(Percentage)
Revenue	$335,682	$481,466	$(145,784)	-30%
Cost of revenue	281,511	396,836	(115,325)	-29%
Gross Profit	54,171	84,630	(30,459)	-36%
	16.1%	17.6%	-1.5%
Operating expenses:
Selling, general and administrative	1,324,364	735,629	588,735	80%
Depreciation and amortization	30,668	20,248	10,420	51%
Total operating expenses	1,355,032	755,877	599,155	79%
Loss from operations	(1,300,861)	(671,247)	(629,614)	94%
Other expense	(161,877)	(49,949)	(111,928)	224%
Net Loss	$(1,462,738)	$(721,196)	$(741,542)	103%

	Nine Months Ended September 30,		Change	Change
	2015	2014	(Dollars)	(Percentage)
Revenue	$931,474	$982,961	$(51,487)	-5%
Cost of revenue	841,813	912,760	(70,947)	-8%
Gross Profit	89,661	70,201	19,460	28%
	9.6%	7.1%	2.5%
Operating expenses:
Selling, general and administrative	2,971,956	2,137,206	834,750	39%
Depreciation and amortization	110,715	97,669	13,046	13%
Total operating expenses	3,082,671	2,234,875	847,796	38%
Loss from operations	(2,993,010)	(2,164,674)	(828,336)	38%
Other expense	(161,222)	(98,845)	(62,377)	63%
Net Loss	$(3,154,232)	$(2,263,519)	$(890,713)	39%

Revenue by Type

The following table breaks down our revenue by type:

	Three Months Ended September 30,
	2015		2014
Product sales	$90,693	27%	$254,851	53%
Rental income	122,938	37%	87,158	18%
Installation and maintenance	57,245	17%	39,317	8%
Spare parts	39,661	12%	28,633	6%
Other revenue	25,145	7%	71,507	15%
	$355,682	100%	$481,466	100%

	Nine Months Ended September 30,
	2015		2014
Product sales	$185,620	20%	$378,823	38%
Rental income	345,795	37%	270,884	28%
Installation and maintenance	141,427	15%	97,319	10%
Spare parts	139,893	15%	80,332	8%
Other revenue	118,739	13%	155,603	16%
	$931,474	100%	$982,961	100%

Product sales and Rental income. The decrease in product sales and corresponding increase in rental income for the three and nine months ended September 30, 2015 is mainly the result of the shift in our business model in late 2013 to focus on the rental of its digester units. Under the Company’s rental model, products and supplies utilized in the operation of the Eco-Safe Digester are included in the monthly rental fee, therefore, minimizing the need for additional product and supplies sales. This shift has provided us with a steadier stream of revenues and cash flows. For the three months ended September 30, 2015, product sales totaled $90,693, which is a 64% decrease from the comparable 2014 period during which product sales totaled $254,851. This decrease is the result of the strategic emphasis on renting units; for this same period, the total rental, installation and maintenance revenues totaled $180,183, which is a 42% increase from the comparable period during which rental, installation and maintenance totaled $126,475. For the nine months ended September 30, 2015, product sales totaled $185,620, which is a 53% decrease from the comparable 2014 period during which product sales totaled $378,823. This decrease is the result of the strategic emphasis on renting units; for this same period, the total rental, installation and maintenance revenues totaled $487,222, which is a 32% increase from the comparable period during which rental, installation and maintenance totaled $368,203.

Spare parts. The increase in spare parts income for the three and nine months ended September 30, 2015 is primarily attributable to three factors: the increase in the volume of units sold or rented, an increase in sales to customers for spare parts not otherwise covered under maintenance agreements and the average age of the customer owned digesters.

Other revenue. Other revenue mainly consists of revenue derived from our QTAG operations, which was sold in May 2015. QTAG revenues were approximately $43,000 and $115,000 for the three and nine months ended September 30, 2014, compared to $0 and $75,000 for the three and nine months ended September 30, 2015.

Cost of Revenue

Cost of revenue mainly consists the cost of acquiring digester units, depreciation expense on rental units, installation, maintenance, and shipping costs, spare parts costs, and salary and salary related employee costs.

For the three months ended September 30, 2015, the total cost of revenue was $281,511, which is a 29% decrease from the comparable period in 2014, during which the total cost of revenue was $396,836. For the nine months ended September 30, 2015, the total cost of revenue was $841,813, which is an 8% decrease from the comparable period in 2014, during which the total cost of revenue was $912,760. These decreases are trending with overall revenues and are impacted by changes in mix of revenues.

Gross Profit

Gross profit decreased $30,459, or 36% (gross profit as a percentage of revenue “margin rate” decreased by 1.5% from 17.6% to 16.1%), for the three months ended September 30, 2015, from the comparable period in 2014. The margin rate change was mainly the result of the change in mix of revenues.

Gross profit increased $19,460, or 28% (margin rate increased by 2.5% from 7.1% to 9.6%), for the nine months ended September 30, 2015 from the comparable period in 2014, mainly as a result of the change in mix of revenues, as well as our continued efforts to manage our costs associated with the installation, maintenance, shipping and spare parts of our units.

Selling, general and administrative

Selling, general and administrative expenses include professional fees for legal and accounting services, as well as consulting and internal personnel costs.

Our selling, general and administrative expenses for the three months ended September 30, 2105 increased by $588,735, or 80%, compared to the three months ended September 30, 2014. The increase is mainly attributable to an increase in professional fees of $355,000 and salaries and salary related expenses of $95,000. Professional fees increased mainly as a result of increased accounting, consulting and legal incurred in connection with the Merger on August 6, 2015. The increase in salaries and salary related expenses is the result of an increase in our headcount to support our efforts in expanding our digester presence and rental income business model.

Our selling, general and administrative expenses for the nine months ended September 30, 2105 increased by $834,750, or 39%, compared to the nine months ended September 30, 2014. The increase is mainly attributable to an increase in professional fees of $548,000 and salaries and salary related expenses of $115,000. Professional fees increased mainly as a result of increased accounting, consulting and legal incurred in connection with the Merger on August 6, 2015. The increase in salaries and salary related expenses is the result of an increase in our headcount to support our efforts in expanding our digester presence and rental income business model.

Other Expense

Other expense for the three months ended September 30, 2015 mainly consists of $131,023 of interest expense incurred on our promissory notes, convertible promissory notes, senior convertible promissory notes and our line of credit. Other expense for the three months ended September 30, 2014 mainly consists of $50,154 of interest expense incurred on our promissory note with our Chief Executive Officer and our line of credit.

 Other expense for the nine months ended September 30, 2015 mainly consists of $359,185 of interest expense incurred on our promissory notes, convertible promissory notes, senior convertible promissory notes and our line of credit. Offsetting this expense is a gain of $191,805 recognized in connection with the sale of our QTAG operation in May 2015. Other expense for the nine months ended September 30, 2014 mainly consists of $107,370 of interest expense incurred on our promissory note with our Chief Executive Officer and our line of credit.

Liquidity and Capital Resources

Our significant uses of cash from operations include the cost of inventory purchases and selling, general and administrative expenses.

Cash Flows from Operating Activities

We used $2,236,017 of cash in operating activities during the nine months ended September 30, 2015, an increase from $1,785,251 of cash used in operating activities during the nine months ended September 30, 2014. Our net loss during the nine months ended September 30, 2015 of $3,154,232 was impacted by $269,701 of depreciation and amortization, $191,805 from the gain on the sale of our QTAG operations and $17,082 in recovery of bad debts. Changes in working capital provided $858,863 of cash during the nine months ended September 30, 2015. Our net loss during the nine months ended September 30, 2014 of $2,263,519 was mainly offset by $232,261 of depreciation and amortization. Changes in working capital provided approximately $243,933 of cash during the nine months ended September 30, 2014.

Cash Flows from Investing Activities

Cash used in investing activities amounted to $35,449 for the nine months ended September 30, 2015, compared to cash used in investing activities of $20,605 for the nine months ended September 30, 2104. During the nine months ended September 30, 2015, we received $75,000 in proceeds from the sale of our QTAG operations and purchased $114,790 of property and equipment, mainly comprised of digester units to be leased to customers. During the nine months ended September 30, 3014, we capitalized $24,425 of website development costs.

Cash Flows from Financing Activities

Cash provided by financing activities amounted to $2,278,755 for the nine months ended September 30, 2015, compared to $1,555,611 for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we received $2,260,000 of proceeds from the issuance of promissory notes, convertible promissory notes, senior convertible promissory notes and advances from related parties for which such proceeds were used to fund our working capital needs.

During the nine months ended September 30, 2104, we received $1,005,000 of proceeds from related party promissory notes and advances from related parties to fud our working capital needs. We also received net proceeds of $66,099 from our line of credit to fund our working capital needs. In addition, during the nine months ended September 30, 2014, we received $500,000 from the issuance of membership interests in 2013.

Liquidity

We do not yet have a sustained history of financial stability. Historically, our principal source of liquidity has been the issuance of debt and equity securities (including to related parties). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that the plans and actions proposed by management will be successful or that we will generate profitability and positive cash flows in the future. We are exploring a number of options to provide working capital including seeking equity and/or debt financings. We cannot assure you that we will consummate a financing that will enable us to meet our working capital needs. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management’s plans, which include further implementation of its business plan and continuing to raise capital.

Recent Accounting Pronouncements

See Note 4 to our unaudited interim condensed consolidated financial statements regarding recent accounting pronouncements.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding expanding our strategic relationships, continued improvement in cash flows and net loss, and future liquidity.

The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include continued discussions with strategic partners and our ability to monetize these relationships, changes in the market for used electronics including smartphones, the willingness of people to use us to help them monetize and recycle their small consumer electronic items with our reduced advertising and the condition of the capital markets, particularly for smaller companies. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by 17 C.F.R. 229 (10)(f)(i) and are not required to provide information under this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).

Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Because of our limited operations we have a small number of employees which prohibits a segregation of duties. As we grow and expand our operations we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

Changes in Internal Controls Over Financial Reporting

There have not been any significant changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that on September 11, 2015 the Board formed an Audit Committee comprised of at least one member that may be considered a financial expert.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we are a party to, or otherwise involved in, legal proceedings arising in the normal and ordinary course of business. As of the date of this report, we are not aware of any proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

Item 1A.	Risk Factors.

We are a smaller reporting company as defined by 17 C.F.R. 229 (10)(f)(i) and are not required to provide information under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On August 6, 2015, in connection with an Agreement of Merger and Plan of Reorganization with BioHiTech Global, Inc., a Delaware corporation and wholly-owned subsidiary of the Registrant (“Acquisition”) and Bio Hi Tech America, LLC, a Delaware limited liability company (“BioHiTech”), the Company issued the interest holders of BioHiTech (the “BioHiTech Holders”) an aggregate of 6,975,000 shares of our Common Stock.

The Company relied on the exemption from federal registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, based on its belief that the issuance of such securities did not involve a public offering, as there were fewer than 35 “non-accredited” investors, all of whom, either alone or through a purchaser representative, had such knowledge and experience in financial and business matters so that each was capable of evaluating the risks of the investment.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See the exhibits listed in the accompanying “Index to Exhibits.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioHiTech Global, Inc.

November 13, 2015	/s/ Frank E. Celli
Frank E. Celli
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

* This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-X.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to our Corporate Secretary at 80 Red Schoolhouse Road, Chestnut Ridge, New York 10977.

