Form 10-K
period 2015-12-31
BIOHITECH GLOBAL, INC.
filed 2016-03-29
CIK 1590383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

BIOHITECH GLOBAL, INC.

(Name of Business Issuer in Its Charter)

DELAWARE	46-233496
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

80 Red Schoolhouse Road, Suite 101

Chestnut Ridge, NY 10977

(Address of principal executive offices)

(845) 262-1081

(Issuer’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Securities Act: Common Stock, par value $0.0001 per share

Securities Registered Pursuant to Section 12(g) of the Securities Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes     ☐     No     ☒

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes     ☐     No     ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     ☒     No     ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

Yes     ☒     No     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, or “smaller reporting company in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

Yes      ☐      No     ☒

As of March 22, 2016, there were approximately 8,229,712 shares of common stock of the registrant issued and outstanding.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2015, was approximately $0.00. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

PART I

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “intends”, “plans”, “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should,” “designed to,” “designed for,” or other variations or similar words or language. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

Although these forward-looking statements reflect the good faith judgment of our management, such statements can only be based upon facts and factors currently known to us. Forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. As a result, our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Organization and Corporate History

BioHiTech Global, Inc. (“BioHiTech”, the “Company”, “we”, or “us”) was incorporated on March 20, 2013 under the laws of the state of Delaware as Swift Start Corp. The Company’s initial business plan was to develop a website that offered comprehensive online computer programming courses for anyone with any level of computer programming knowledge, from beginners to experts. Our video courses would be developed and taught by seasoned teachers with extensive experience in the computer programming fields.

On August 6, 2015, the Company entered into and consummated an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”), with BioHiTech Global, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Acquisition”) and Bio Hi Tech America, LLC, a Delaware limited liability company (“BioHiTech”). Pursuant to the terms of the Merger Agreement, Acquisition merged with and into BioHiTech in a reverse business combination (the “Merger”) with BioHiTech surviving as a wholly-owned subsidiary of the Company. As consideration for the Merger, we issued the interest holders of BioHiTech (the “BioHiTech Holders”) an aggregate of 6,975,000 shares of our Common Stock issued to the BioHiTech Holders in accordance with their pro rata ownership of BioHiTech membership interests. Following the Merger, the Company adopted the business plan of BioHiTech in the development, marketing and sales of food waste disposal systems which transform food waste into nutrient-neutral water which may be disposed of via sewer systems while utilizing proprietary software to collect and transmit environmental performance data to its customers.

Also, on August 6, 2015, the Company amended its Certificate of Incorporation (the “Amendment”) to (i) change its name to BioHiTech Global, Inc. and (ii) to amend the number of its authorized shares of capital stock from 200,000,000 to 30,000,000 shares of which 20,000,000 shares were designated common stock, par value $0.0001 per share (the “Common Stock”) and 10,000,000 shares were designated “blank check” preferred stock, par value $0.0001 per share (the “Preferred Stock”). As previously reported on February 10, 2015, the Amendment was approved by holders of a majority of the Company’s Common Stock (the “Majority Holder”) on February 6, 2015.

Immediately prior to the Merger, the Company had 9,040,000 shares of Common Stock issued and outstanding. In connection with the Merger, the Majority Shareholder and other shareholders collectively agreed to retire and cancel an aggregate of 8,515,000 shares of Common Stock. Following the consummation of the Merger, the issuance of the Merger Shares, and the retirement of the 8,515,000 shares of Common Stock, the Company had 7,500,000 shares of Common Stock issued and outstanding and the BioHiTech Holders beneficially own 6,975,000 shares or approximately ninety-three percent (93%) of such issued and outstanding Common Stock.

ITEM I: BUSINESS

Company Overview

BioHiTech provides a simple, environmentally friendly, and cost effective solution for food waste disposal.  BioHiTech has a global distribution license to sell, lease, use, distribute, and manufacture the product currently known as the Eco-Safe Digester. The Eco-Safe Digester is a data-driven, network-based mechanical/biological technology which transforms food waste into nutrient-neutral water that can safely be disposed of via conventional sanitary sewer systems.  The Eco-Safe Digester reduces greenhouse gas emissions by reducing the volume of food waste being disposed of in landfills and eliminating the corresponding transportation of this waste. In addition, the technology saves users money by avoiding disposal costs (“tip fees”) and transportation charges.  This process allows waste producing organizations to actively contribute to environmental sustainability and the preservation of resources in a cost-effective manner.  The Eco-Safe Digester may be used by businesses in food service, hospitality, healthcare, government, conference centers, education centers, or stadiums that generate a high volume of waste. It is estimated that the US addressable market is in excess of 250,000 locations that could qualify for digesters and an additional 250,000 internationally.

The Eco-Safe Digester is currently installed in 37 states throughout the United States as well as twelve foreign countries, including the United Kingdom, Canada and Israel.

BioHiTech has over 300 units installed worldwide with over seven years of operating experience. With units in the field for over seven years, BioHiTech’s products have proven to have at least a reasonably long-term life expectancy comparable to the products sold by its competitors.

BioHiTech hopes to leverage its existing technology, including the Eco-Safe Digester’s on-board weighing system, by collecting, accumulating and providing empirical data which we hope will improve the efficiency of the upstream supply chain. By streaming data from the digesters, collecting information from system users and integrating business application data, we expect BioHiTech’s internet enabled system known as the BioHiTech Cloud to provide necessary data that we expect will help customers reshape their purchasing decisions and positively effect employee behavior. In its simplest form, the BioHiTech Cloud quantifies food waste in a fashion that has historically not been available. It enables users to understand food waste generation habits and to pay for the Eco-Safe Digester based on savings on to traditional waste charges as well as improved operational efficiencies.

The BioHiTech Cloud data is used to help educate customers as to where, when and how waste is being created. Tracking and analyzing waste based on creation time, food type, preparation stage, origin of waste or other key metrics may provide a clear picture of the food waste lifecycle. While the Eco-Safe Digester already provides significant economic savings and decreases in carbon footprint, the addition of the BioHiTech Cloud increases that impact by helping the customer to more accurately manage inventory, preparation practices and staff efficiencies.

PRODUCTS AND SERVICES

BioHiTech believes that its combined offering of technology and its Eco-Safe digester provide customers with information (which/that) has not been readily available to consumers in the past that has the potential for improved management and reduction of waste at the point of generation on a real-time basis.

BioHiTech believes its digester products remove organic waste from the overcrowded and costly landfills of the world and provide significant benefits to both business organizations and the community including:

•	Eliminating the transportation of organic waste
•	Reducing carbon emissions associated with landfilling and truck transportation
•	Complying with municipal laws banning organic waste from landfills
•	Contributing to corporate and regulatory targets for diverting waste from landfills
•	Extending the lifespan of the country’s disposal facilities
•	Reducing groundwater and soil contamination at landfills
•	Reducing harmful greenhouse gases that contribute to global climate change
•	Recycling food waste into renewable resources (clean water, biogas, bio-solids)

The BioHiTech Cloud and Cirrus Mobile Application

The BioHiTech solution is not based only on the removal of waste, but also provides real time information and metrics to improve the efficiency of an organization. Such information has not been readily available to consumers in the past. By providing a cloud-based dashboard and mobile application, the BioHiTech Cloud gives real-time visibility to the status of the device itself and provides insight to the efficiencies of the operations of food preparation and consumption of the user. Using leading edge cloud technologies, the systems allow for deep visibility into the process on an individual, regional, or national level. BioHiTech currently has a provisional patent pending on this technology.

Recently, the Company released its first mobile application called BioHiTech Cirrus™. The new application should allow customers more immediate access to analytical data provided by the Eco-Safe Digester and more efficient monitoring across a number of network connected devices. The mobile application is available free to existing BioHiTech Cloud customers and is available through the iTunes Store, as well as Google Play.

The Eco-Safe Digester

The Eco-Safe Digester is high technology appliance built upon several international patents that provides a safe, clean and odorless process for converting organic waste to a nutrient neutral discharge that is introduced to the typical sewage drain. The Digester utilizes technology similar to municipal sewage treatment plants in a scaled down, friendly point of generation format. It is an ecologically friendly solution for processing food waste directly at its source.

The Eco-Safe Digester can digest up to 3,500 pounds of food waste every day including vegetables, fruits, meat, fish, poultry, grains, coffee grinds, egg shells and dairy products, with decomposition typically occurring within 24 hours. The Eco-Safe Digester rapidly digests large volumes of food waste into a nutrient neutral liquid effluent using the following steps:

•	A proprietary blend of microorganisms and bio-media are loaded into the Eco-Safe Digester
•	Heat, agitation and moisture help enable the microorganisms to reduce the food waste into liquefied grey water, also called effluent
•	Food waste is continuously added into the machine
•	The effluent drains into a conventional sanitary sewer system

The Eco-Safe Digester is currently available in three sizes to fit varying customer requirements. The appliance is manufactured using the high quality components and materials. It is wrapped in durable stainless steel to complement industrial kitchen equipment, provide long life and resist corrosion.

			MODEL
SPECIFICATIONS		UNIT	Eco-Safe 4	Eco-Safe 8	Eco-Safe12
Capacity		Pounds per 24 hours	up to 800	up to 1500	up to 2500

Dimensions	Length	Inches	43	57	67
	Depth	Inches	36	44	44
	Height	Inches	48	52	52
	Weight	Pounds	683	1000	1350

Power Source		Voltage	208 Volt 3-Phase	208 Volt 3-Phase	208 Volt 3-Phase
		Amperage	30 Amps	30 Amps	30 Amps

Horsepower		Horsepower	0.75	1.5	2.0

Currently, BioHiTech leverages multiple sales models including all-inclusive rental models and traditional retail sales models. List prices for all of the three models are under $50,000. Under BioHiTech’s rental model, BioHiTech provides a digester, quarterly service, consumables and in most cases, an annual cloud license under a monthly bundles charge. These contracts normally range from three to five years in duration. Monthly charges range from $500 to $1,200 per month depending on the unit size, services provided and the quantity of units under contract. Annual cloud licenses are also available ala carte at a rate of $2,400 per unit per year.

Under the retail sales model, each unit is normally accompanied by an annual service or supply contract providing a potential recurring revenue stream for each unit sold. Annual service contracts range from $2,300 to $5,450 per year depending on the size of the unit and level of support. Typical customer return on investment is approximately three years depending on tip fees within their geographical footprint and without giving effect to potential savings due to increased efficiencies.

TARGET MARKETS AND MARKETING STRATEGY

Several municipalities have recently enacted ordinances prohibiting commercial food waste from being disposed of in landfills. Many cities and states have banned landfill disposal of food waste generated by large, commercial food waste generators, with pending legislation in numerous others. The Company anticipates this trend to continue as sustainability efforts advance.

In addition to the US domestic marketplace, the Company anticipates growth internationally with a primary focus on the United Kingdom, Singapore, Mexico and Latin America. As International communities continue to strive toward more sustainable options, the company has identified a need for its Eco-Safe Digester platform and BioHiTech Cloud and has recently opened an office in London and has identified various qualified resellers in the target markets.

PATENTS AND TRADEMARKS

BioHiTech has an exclusive global distribution license to sell, lease, use, distribute, and manufacture the product currently known as the Eco-Safe Digester and the patents related thereto pursuant to a certain Exclusive License and Distribution Agreement dated October 23, 2012, as amended, by and among BioHiTech and BioHiTech International, a company owned by Chun-Il Koh, a BioHiTech shareholder, Chun-Il Koh, Joyce Taeya Koh and Bong Soon Hwang. Under the foregoing agreement, BioHiTech pays BioHiTech International $200,000 per year for the license. The license expires on December 31, 2023. BioHiTech is the owner of the Trademark “Eco-Safe Digester”.

BioHiTech has applied for, but has not yet received, a patent for “Network Connected Weight Tracking System for a Food Waste Disposal Machine.”

CUSTOMERS

BioHiTech targets large producers of food waste as its primary customers. Industries served include but are not limited to healthcare, grocery, prisons, retail food services, education, and full service hospitality. Volume of food waste as well as traditional waste disposal costs are the primary drivers of return on investment for customers. BioHiTech is in the process of attempting to sell its products to governmental agencies including correctional facilities and hospitals as well as large private sector companies throughout the United States and abroad.

There are believed to be approximately 250,000 potential users of the Eco-Safe Digester in the United States with an additional 250,000 potential international installations.

MARKETING, SALES AND DISTRIBUTIONS

BioHiTech operates under two revenue models, “in-house” direct sales and “Reseller” sales. We currently leverage five company-employed sales associates that focus on maintaining and expanding “house accounts”. BioHiTech currently has thirteen registered domestic resellers, five registered international resellers, eleven independent sales agents and one international sub-distributor. Domestic and international resellers are granted a non-exclusive license to sell and market products and services. The international sub-distributor has been granted exclusive sub-distribution rights in Mexico and Latin America. All resellers are required to purchase all products and consumables directly from BioHiTech. In some cases, BioHiTech also provides annual service to customers of its resellers at an additional charge.

BioHiTech employs one full time marketing professional and contracts with various firms for design and production of its marketing materials. BioHiTech supplies its resellers with any necessary marketing materials.

Our internal team of technology professionals is responsible for research and development, as well as maintenance of existing systems – the BioHiTech Cloud, the Company’s website and the BioHiTech Cirrus App. The Company also employs one full time Director of Science and Research.

BioHiTech is the owner of the trademarks for “Eco-Safe Digester” and “BioBrain” which its products are marketed under.

BioHiTech is under contract with a nationally recognized Public Relations firm for representation of its products, services, and messaging to national media outlets. Our general media strategy consists of a combination of feature articles and press releases to communicate our strategic vision as well as promote our products and services.

BioHiTech is under contract with a nationally recognized Investor Relations firm for communication to existing and potential shareholders.

As regulations continue to be passed regarding the disposal of food waste BioHiTech will leverage both its internal and external marketing sources to communicate to the target market the increasing level of need for its products and services.

Currently, Eco-Safe Digesters are imported from the manufacturer located in Seoul, South Korea and received at the BioHiTech headquarters and warehouse in Chestnut Ridge, New York. Each product goes through a rigorous quality control process before it is delivered to the customer. At our headquarters facility, each product is equipped with our proprietary hardware and software to enable our BioHiTech Cloud connectivity. International units may be drop shipped directly to resellers. In this event, BioHiTech ships the necessary hardware and software to its international service agents for installation prior to customer delivery. The company is currently exploring the potential of transitioning to a US manufacturing model and has identified potential manufacturing firms located in Pennsylvania.

COMPETITION

There are a handful of companies that distribute products utilizing similar technology to the Eco-Safe Digester. Most of these companies originated in Korea and we believe may have copied our technology, some with modifications. Of our competitors, our machine has the smallest footprint, requires the least amount of water to operate and we believe is an industry leader in terms of installations and efficiency. Currently we are not aware of any direct competitor with the ability to capture and deliver real time data. We believe that our pending patent, if granted, will provide BioHiTech the right to exclude competitors from making, using or selling technology on a food waste disposal device within the scope of the patent claims, in the countries in which the patent or patents are granted.

Totally Green:  Totally Green develops and markets an ORCA Green™ Machine. The “ORCA” (stands for Organic Refuse Conversion Alternative) allows for rapid composting of most organic material in institutional and commercial end-user applications. The liquid compost is channeled through the sewer system or can be returned to the soil as nourishment.

Powerknot:  Based in California, Powerknot markets a product similar to other digesters.

Enviropure:  Enviropure markets a similar digester, with a much larger footprint requirement, to those noted above, as well as a “dry” solution. Its units also are purportedly available with a scale.

Grind2Energy:  A non-sewer food waste recycling system in which food waste is ground, stored in a tank, collected and transported to an Anaerobic Digester facility where it is converted into renewable energy. Grind2Energy is a product from InSinkErator, a business unit of Emerson Electric Company.

Traditional Composting

Composting has been in existence for many years and has historically been the only option for organics disposal. Composting:

•	Relies heavily on truck collection and transportation.
•	Uses facilities that can be considered public nuisances.
•	Is very difficult to provide accurate metrics on waste volumes and generation.
•	Facilities are difficult to site and are often long distances from waste generation.
•	Is neither cost effective nor environmentally friendly.

Anaerobic Digestion

Anaerobic digesters are readily used throughout Europe. Anaerobic digestion (“AD”) is the decomposition of organic waste in the absence of oxygen. The beneficial by-product is gas to be used to generate electricity. AD is generally accomplished on a large municipal or commercial scale and is not believed to be readily available as an “at the source” solution. AD facilities are beginning to be sited in the United States and are thought of as a viable disposal option for organic waste. While the technology is sound, AD facilities face various challenges in the United States. Management believes that AD facilities will continue to be developed and will be a part of the total solution for organic waste disposal. Many private equity funds have made investments in companies that own or are permitting AD facilities. The challenges to AD include:

•	Capital intensity of sizeable plants
•	Difficult to site with proximity to feedstock
•	Need steady, homogenous waste source (pre-processing is necessary)
•	Relies on traditional collection and transportation of waste (significant costs)
•	Rely on “tip fee” to subsidize operating expenses
•	Difficult to provide data to consumers (similar to composting)

RESEARCH AND DEVELOPMENT

BioHiTech is continually investing in research and development in an effort to enhance and expand upon its existing products and services. There are several research and development initiatives underway.

As water is becoming a highly scrutinized resource, BioHiTech is negotiating for the right to use a proprietary water treatment and recirculation system in conjunction with its Eco-Safe Digester. If the pilot project is successful, we will be able to achieve multiple objectives, eliminating the need for fresh water in the digestion process, eliminating the discharge of effluent to waste water treatment facilities, and the creation of “net new” water for our customers for re-use within their facilities for general purposes.

As customers gain an appreciation for the transparency provided by the BioHiTech Cloud on their food waste they have expressed the desire to track other recyclable and waste products using our existing dashboard. As the core technology already exists, we are currently in the process of adapting our weight capture and presentation to be deployed on various other waste equipment located within our customers’ locations. The success of this pilot project would provide the ability to expand our software as a service offerings under additional license fees for each piece of equipment. These pieces of equipment have been utilized for many years and provide a significant target market based on their historical presence.

As we recognize some customers’ desire to re-capture nutrients from food waste to be used for the generation of electricity via Anaerobic digestion, we have begun to provide the ability to capture effluent from the Eco-Safe Digester as feedstock for the AD process. Testing has been performed in 2015 with a regional anaerobic digestion company to determine whether our units can produce a valuable feedstock with energy value. While testing is continuing, initial trials have been positive. By utilizing our technology, the customer is able to treat waste at its point of generation, measure and analyze waste volumes via the BioHiTech Cloud, transport the residual in a more cost effective and environmentally friendly means and ultimately convert its food to energy via the AD process. This process is hoped to provide a more sustainable model for AD as it may reduce costs of logistics and reduce the need for government subsidy. We hope this solution can be widely deployed in Europe where anaerobic digestion is more widely accepted than in the United States.

MANAGEMENT AND EMPLOYEES

As of the date of this Report, BioHiTech has 22 full time and 3 part-time employees. We believe we enjoy good employee relations. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

PROPERTIES

The Company does not own any physical location. The Company currently leases its corporate headquarters and warehouse in Chestnut Ridge, NY as well as its technology development office in Harrisburg, PA. We believe that our current headquarters and warehouse facility are sufficient in size for current and future operations. The current leases for the headquarters and warehouse expire in 2020 each containing a renewal option for an additional five-year period. The current lease for the Harrisburg, PA technology development office expires in 2018 and has one renewal option for a one-year period. The United Kingdom operations are managed from employee based virtual offices in the UK.

LIQUIDITY AND CAPITAL RESOURCES

The Company generates revenues from sales of its Eco-Safe Digester and related goods and services. The Company's other known potential sources of capital are possible investments and advances from related parties, proceeds from private placements, issuance of notes payable, loans from its officers, and cash from future revenues after the Company commences sales. The Company may require additional financing to continue operations. There is no assurance that such additional financing will be available or that such financing will be on terms that are favorable to the Company.

POTENTIAL FUTURE PROJECTS AND CONFLICTS OF INTEREST

Members of the Company’s management may serve in the future as an officer, director or investor in other entities. Neither BioHiTech nor any of its shareholders would have any interest in these other companies’ projects. Management believes that it has sufficient resources to fully discharge its responsibilities for all current and future BioHiTech projects.

GOVERNMENT REGULATION

We believe we are in compliance with applicable federal, state and other regulations and that we have compliance programs in place to ensure compliance going forward. There are no regulatory notifications or actions pending.

LEGAL MATTERS

None.

RELATED PARTY TRANSACTIONS

BioHitech Realty LLC

BioHiTech currently rents its corporate headquarters and, its warehousing space, from BioHitech Realty LLC, a company partially owned by Frank E. Celli, our Chief Executive Officer and Chairman, and Michael Franco, a Shareholder. The initial lease expired on October 31, 2014 and was replaced by an office and a warehouse lease that were executed in July 2015 and expire in 2020. Each lease contains a renewal option for an additional five-year period. Rent expense under these leases for the years ended December 31, 2015 and 2014 amounted to $67,225 and $42,600, respectively.

BioHiTech International

BioHiTech has an Exclusive License and Distribution Agreement (the “License Agreement”) with BioHiTech International (“BHT-I”), a company owned by Chun-Il Koh, a BioHiTech shareholder, Chun-Il Koh, Joyce Taeya Koh and Bong Soon Hwang.  The License Agreement, originally executed on May 2, 2007, was subsequently amended several times, most recently on August 30, 2013, provides BioHiTech exclusive rights to sell, lease, use, distribute and manufacture the Eco-Safe Digester products.

In connection with an Amendment of the License Agreement on October 22, 2012, Chun-Il Koh was issued Class A Common Interests in BioHitech America, LLC (the “Class A Interests”) which resulted in his owning 16% of the Class A Common Interests outstanding at the time. These interests have since been converted into 736,941 shares of common stock of the Company.  In connection with such amendments, in addition to the issuance of the Class A Interests, the Company also agreed to make annual payments to Mr. Koh in the amount of $200,000 for the term of the License Agreement, a 2.5% additional commission on all sales closed by Mr. Koh, and one seat on the Company’s Board of Directors, in consideration for extending the following rights under the License Agreement through December 31, 2023 (unless extended by mutual agreement):

•	The exclusive right and license to sell, lease, license, import, distribute, market, advertise and the Eco-Safe Digester products on a worldwide basis; and

•	The exclusive right of first refusal and license to manufacture or to have manufactured all products related to A, above, after the existing inventory of BHT-I has been exhausted; and
•.	The exclusive worldwide right to have made, use, off to sell, sell and import products, systems, methods and accessories covered by BHT-I patents, trademarks and service marks; and
•	The exclusive worldwide right and license to have manufactured, sell, lease, license, import, distribute, market, advertise and otherwise promote any future new related technologies developed by BHT-I.

Acquisition of digesters and parts, as well as expenses under the distribution agreement for the years ended December 31, 2015 and 2014 amounted $833,819 and $489,150, respectively.

Other

BioHiTech has also entered into various notes and advances from related parties that are disclosed in the Company’s financial statements.

Reports to Security Holders

We will make available free of charge any of our filings as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission (“SEC”). We are not including the information contained in our website as part of, or incorporating it by reference into, this report on Form 10-K.

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20002. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at (http://www.sec.gov).

Within our website’s “Investor” section, “SEC Filings” tab, all of our filings with the Commission and all amendments to these reports are available as soon as reasonably practicable after filing.

Website

Our website address is www.biohitech.com.

Our Information

Our principal executive offices are currently located at 80 Red Schoolhouse Road, Suite 101, Chestnut Ridge, NY 10977 and our telephone number is (888) 876-9300. We can be contacted by email at info@biohitech.com.

ITEM 1A. RISK FACTORS

Our business, financial condition, operating results and prospects are subject to the following risks. Additional risks and uncertainties not presently foreseeable to us may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our common stock could decline, and our stockholders may lose all or part of their investment in the shares of our common stock.

This Form 10-K contains forward-looking statements that involve risks and uncertainties. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “intends”, “plans”, “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should,” “designed to,” “designed for,” or other variations or similar words or language. Actual results could differ materially from those discussed in the forward- looking statements as a result of certain factors, including those set forth below and elsewhere in this Form 10-K.

Risks Specific to Our Business

We have a history of operating losses and there can be no assurance that we can achieve or maintain profitability.

We have a history of operating losses and may not achieve or sustain profitability. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may be unable to sustain or increase profitability and our failure to do so would adversely affect the Company’s business, including our ability to raise additional funds.

We face substantial competition in the waste services industry, and if we cannot successfully compete in the marketplace, our business, financial condition and results of operations may be materially adversely affected.

The waste services industry is highly competitive, has undergone a period of consolidation and requires substantial labor and capital resources. Some of the markets in which we compete are served by one or more of large, established companies, that are more well-known and better financed than we are. Intense competition exists not only to provide services to customers, but also to develop new products and services and acquire other businesses within each market. Some of our competitors have significantly greater financial and other resources than we do.

In our waste disposal markets, we also compete with operators of alternative disposal and recycling facilities. We also increasingly compete with companies which seek to use waste as feedstock for renewable energy supplies. Public entities may have financial advantages because of their ability to charge user fees or similar charges, impose tax revenues, access tax-exempt financing and, in some cases, utilize government subsidies.

If our Eco-Safe Digester is unable to successfully compete in the marketplace, our business and financial condition could be materially adversely affected.

The waste services industry is subject to extensive and rapidly-changing government regulation. Changes to one or more of these regulations would cause a decrease in the demand for our Eco-Safe Digester System.

We currently have only a single waste processing product, the Eco-Safe Digester. We believe the demand for this product is created directly in response to recent municipal laws and regulation prohibiting certain large, commercial food manufacturers, retailers and catering halls from discarding food wastes to landfills. The Eco-Safe Digester is just one solution for these businesses to comply with these regulations. If there was a change to or elimination of these regulations, the demand for our product would almost certainly be greatly reduced and our income would, as a result, be adversely affected.

Currently, the microorganisms we employ in the Eco-Safe Digester are approved for use to reduce food waste and to be poured into conventional sewer systems. However, if it was determined that we could no longer use these microorganisms, there is no guarantee that we could develop a replacement process to assure that we could continue to sell our products. Also, we would likely face claims from current customers were they unable to use the Eco-Safe Digesters for food waste disposal.

We may also incur the costs of defending against environmental litigation brought by governmental agencies and private parties. We are, and also may be in the future, a defendant in lawsuits brought by parties alleging environmental damage, personal injury, and/or property damage, or which seek to overturn or prevent authorization of our products, all of which may result in us incurring significant liabilities.

We may engage in acquisitions in the future with the goal of complementing or expanding our business, including developing additional disposal products and complementary services. However, we may be unable to complete these transactions and, if executed, these transactions may not improve our business or may pose significant risks and could have a negative effect on our operations.

We may in the future, make acquisitions in order to acquire or develop additional disposal products and complementary services. In addition, from time to time we may acquire businesses that are complementary to our core business strategy. We may not be able to identify suitable acquisition candidates. If we identify suitable acquisition candidates, we may be unable to successfully negotiate acquisitions at a price or on terms and conditions acceptable to us, including as a result of the limitations imposed by our debt obligations. Further, we may be unable to obtain the necessary regulatory approval to complete potential acquisitions.

Our ability to achieve the benefits of any potential future acquisition, including cost savings and operating efficiencies, depends in part on our ability to successfully integrate the operations of such acquired businesses with our operations. The integration of acquired businesses and other assets may require significant management time and resources that would otherwise be available for the ongoing management of our existing operations.

We have inadequate capital and need for additional financing to accomplish our business and strategic plans.

We have very limited funds, and such funds are not adequate to develop our current business plan. Our ultimate success may depend on our ability to raise additional capital. In the absence of additional financing or significant revenues and profits, the Company will have to approach its business plan from a much different and much more restricted direction, attempting to secure additional funding sources to fund its growth, borrowing money from lenders or elsewhere or to take other actions to attempt to provide funding. We cannot guarantee that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.

Our limited operating history does not afford investors a sufficient history on which to base an investment decision.

We are currently in the early stages of developing our business. Our operations are subject to all the risks inherent in the establishment of a new business enterprise. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays that are frequently encountered in a newly-formed company. There can be no assurance that at this time that we will operate profitably or will have adequate working capital to meet our obligations as they become due.

Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets. Such risks include the following:

•	increasing awareness of our brand name;
•	meeting customer demand and standards;
•	attaining customer loyalty;
•	developing and upgrading our product and service offerings;
•	implementing our advertising and marketing plan;
•	maintaining our current strategic relationships and developing new strategic relationships;
•	responding effectively to competitive pressures; and
•	attracting, retaining and motivating qualified personnel.

We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected and we may not have the resources to continue or expand our business operations.

We may not be able to continue as a going concern.

We had an accumulated deficit of $14,326,780 at December 31, 2015, a net loss of $5,001,452 and net cash used in operating activities of $3,170,427 for the fiscal year then ended. These factors raise substantial doubt regarding our ability to continue as a going concern. These conditions among with others have also been noted in our auditors report. Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. If the Company cannot continue as a going concern, its stockholders may lose their entire investment.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel or hire additional qualified personnel, we may not be able to grow effectively.

Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization. Our continued ability to compete effectively depends on our ability to retain and motivate existing employees. Due to our reliance upon its skilled laborers, the failure to attract, integrate, motivate, and retain current and/or additional key employees could have a material adverse effect on our business, operating results and financial condition. We only maintain key person life insurance for Frank E. Celli and Robert Joyce at this time.

If we fail to manage growth or to prepare for product scalability effectively, it could have an adverse effect on our employee efficiency, product quality, working capital levels and results of operations.

Any significant growth in the market for our products or our entry into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes. We had 19 full time employees outside of our management team of four. During any period of growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we will need increased liquidity to finance the expansion of our existing business, the development of new products, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and controls. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability. We cannot assure investors that we will be able to timely and effectively meet that demand and maintain the quality standards required by our existing and potential customers.

Our management team may not be able to successfully implement our business strategies.

If our management team is unable to execute on its business strategies, then our development, including the establishment of revenues and our sales and marketing activities, would be materially and adversely affected. In addition, we may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by any future growth. We may seek to augment or replace members of our management team or we may lose key members of our management team, and we may not be able to attract new management talent with sufficient skill and experience.

If we are unable to retain key executives and other key affiliates, our growth could be significantly inhibited and our business harmed with a material adverse effect on our business, financial condition and results of operations.

Our success is, to a certain extent, attributable to the management, sales and marketing, and operational and technical expertise of certain key personnel. Frank E. Celli, our Chief Executive Officer, Robert Joyce, our Chief Operating Officer, Brian C. Essman, our Chief Financial Officer and William Kratzer, our Chief Technology Officer, perform key functions in the operation of our business. The loss of any of these could have a material adverse effect upon our business, financial condition, and results of operations. If we lose the services of any senior management, we may not be able to locate suitable or qualified replacements, and may incur additional expenses to recruit and train new personnel, which could severely disrupt our business and prospects.

Our financial results may not meet the expectations of investors and may fluctuate because of many factors and, as a result, investors should not rely on our revenue and/or financial projections as indicative of future results.

Fluctuations in operating results or the failure of operating results to meet the expectations investors may negatively impact the value of our securities. Operating results may fluctuate due to a variety of factors that could affect revenues or expenses in any particular quarter. Fluctuations in operating results could cause the value of our securities to decline. Investors should not rely on revenue or financial projections or comparisons of results of operations as an indication of future performance. As a result of the factors listed below, it is possible that in future periods results of operations may be below the expectations of investors. This could cause the market price of our securities to decline and negatively impact our ability to raise debt and capital. Factors that may affect our quarterly results include:

•	delays in sales resulting from potential customer sales cycles;
•	variations or inconsistencies in return on investment models and results;
•	changes in competition; and
•	changes or threats of significant changes in legislation or rules or standards that would change the drivers for product adoption.

Our strategy may include acquiring companies which may result in unsuitable acquisitions or failure to successfully integrate acquired companies, which could lead to reduced profitability.

We may embark on a growth strategy through acquisitions of companies or operations that complement existing product lines, customers or other capabilities. We may be unsuccessful in identifying suitable acquisition candidates, or may be unable to consummate desired acquisitions. To the extent any future acquisitions are completed, we may be unsuccessful in integrating acquired companies or their operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse impact on future profitability. Some of the risks that may affect our ability to integrate, or realize any anticipated benefits from, acquisitions include:

•	unexpected losses of key employees or customer of the acquired company;
•	difficulties integrating the acquired company’s standards, processes, procedures and controls;
•	difficulties coordinating new product and process development;
•	difficulties hiring additional management and other critical personnel;
•	difficulties increasing the scope, geographic diversity and complexity of our operations;
•	difficulties consolidating facilities, transferring processes and know-how;
•	difficulties reducing costs of the acquired company’s business;
•	diversion of management’s attention from our management; and
•	adverse impacts on retaining existing business relationships with customers.

We are operating in a highly competitive market and we are unsure as to whether or not there will be any consumer demand for our services.

Some of our competitors are much larger and better capitalized than we are. It may be that our competitors will better address the same market opportunities that we are addressing. These competitors, either alone or with collaborative partners, may succeed in developing business models that are more effective or have greater market success than our own. The Company is especially susceptible to larger companies that invest more money in marketing. Moreover, the market for our services is potentially large but highly competitive. There is little or no hard data that substantiates the demand for our services or how this demand will be segmented over time.

There is no assurance that the Company will operate profitably or will generate positive cash flow in the future.

The Company is continuing to develop its customer base and recurring revenues and it is anticipated that it will continue to incur significant losses for the foreseeable future as it carries on this process. In addition, the Company’s operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition, regulatory changes and general economic conditions.

We may rely on the success of viral marketing to expand consumer awareness of our service.

If we are unable to maintain or increase the efficacy of our viral marketing strategy or if we otherwise decide to expand the reach of our marketing through use of more costly marketing campaigns, we may experience an increase in marketing expenses that could have an adverse effect on our results of operations. We cannot assure you that we will be successful in maintaining or expanding our customer base and failure to do so would materially reduce our revenue and adversely affect our business, operating results and financial condition.

Risks Related To The Securities Markets And Investments In Our Common Stock

Our Executive Officers and certain stockholders possess the majority of our voting power, and through this ownership, control our Company and our corporate actions.

Our current executive officers and certain large shareholders of the Company, hold approximately 71% of the voting power of the outstanding shares immediately as of December 31, 2015. These officers and certain shareholders have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. As such, our executive officers have the power to prevent or cause a change in control; therefore, without their consent we could be prevented from entering into transactions that could be beneficial to us.  The interests of our executive officers and certain shareholders may give rise to a conflict of interest with the Company and the Company’s shareholders. For additional details concerning voting power please refer to the section below entitled “Description of Securities.”

There is a substantial lack of liquidity of our common stock and volatility risks.

Our common stock is quoted on the OTC Markets under the symbol “BHTG.” On February 12, 2016 the Company uplisted from OTCBB (also known as OTC Pink) to OTCQB. The liquidity of our common stock is very limited and is affected by our limited trading market. The OTC Markets is an inter-dealer market much less regulated than the major exchanges, and is subject to abuses, volatilities and shorting. There is currently no broadly followed and established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded.

The trading volume of our common stock may be limited and sporadic. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they may tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained. As a result of such trading activity, the quoted price for our common stock on the OTC Markets may not necessarily be a reliable indicator of our fair market value.  In addition, if our shares of common stock cease to be quoted, holders would find it more difficult to dispose of or to obtain accurate quotation as to the market value of, our common stock and as a result, the market value of our common stock likely would decline.

The market price for our stock may be volatile and subject to fluctuations in response to factors, including the following:

•	The increased concentration of the ownership of our shares by a limited number of affiliated stockholders following the Merger may limit interest in our securities;
•	variations in quarterly operating results from the expectations of securities analysts or investors;
•	revisions in securities analysts’ estimates or reductions in security analysts’ coverage;
•	announcements of new products or services by us or our competitors;
•	reductions in the market share of our products;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	general technological, market or economic trends;

•	investor perception of our industry or prospects;
•	insider selling or buying;
•	investors entering into short sale contracts;
•	regulatory developments affecting our industry; and
•	additions or departures of key personnel.

Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain current market prices, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

Because we became public by means of a “reverse business combination,” we may not be able to attract the attention of major brokerage firms.

There may be risks associated with us becoming public through a “reverse business combination.” Securities analysts of major brokerage firms and securities institutions may not provide coverage of us because there were no broker-dealers who sold our stock in a public offering that would be incentivized to follow or recommend the purchase of our common stock. The absence of such research coverage could limit investor interest in our common stock, resulting in decreased liquidity.  No assurance can be given that established brokerage firms will, in the future, want to cover our securities or conduct any secondary offerings or other financings on our behalf.

Our common stock may never be listed on a major stock exchange.

While we may seek the listing of our common stock on a national or other securities exchange at some time in the future, we currently do not satisfy the initial listing standards and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange.  Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid, and our common stock price may be subject to increased volatility.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry;
•	competitive pricing pressures;
•	our ability to obtain working capital financing;
•	additions or departures of key personnel;
•	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;
•	sales of our common stock;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	loss of any strategic relationship;
•	regulatory developments;
•	economic and other external factors; and
•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our common stock.

Our common stock is subject to price volatility unrelated to our operations.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting the Company’s competitors or the Company itself. In addition, the OTC Markets is subject to extreme price and volume fluctuations in general.  This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

A decline in the price of our common stock could affect our ability to raise working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital.  A decline in the price of our common stock could be especially detrimental to our liquidity and our operations.  Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new services and continue our current operations.  If our common stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations.  If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

Concentrated ownership of our common stock creates a risk of sudden changes in our common stock price.

The sale by any shareholder of a significant portion of their holdings could have a material adverse effect on the market price of our common stock.

Sales of our currently issued and outstanding stock may become freely tradable pursuant to Rule 144 and may dilute the market for your shares and have a depressive effect on the price of the shares of our common stock.

A substantial majority of the outstanding shares of Common Stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”) (“Rule 144”).  As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that a non-affiliate who has held restricted securities for a period of at least six months may sell their shares of common stock.  Under Rule 144, affiliates who have held restricted securities for a period of at least six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale.  A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

The securities issued in connection with the Merger are restricted securities and may not be transferred in the absence of registration or the availability of a resale exemption.

The shares of common stock being issued in connection with the Merger were issued in reliance on an exemption from the registration requirements under Section 4(2) of the Securities Act and Regulation D promulgated thereunder. Consequently, these securities will be subject to restrictions on transfer under the Securities Act and may not be transferred in the absence of registration or the availability of a resale exemption. In particular, in the absence of registration, such securities cannot be resold to the public until certain requirements under Rule 144 promulgated under the Securities Act have been satisfied, including certain holding period requirements. As a result, a purchaser who receives any such securities issued in connection with the Merger may be unable to sell such securities at the time or at the price or upon such other terms and conditions as the purchaser desires, and the terms of such sale may be less favorable to the purchaser than might be obtainable in the absence of such limitations and restrictions.

If we issue additional shares or derivative securities in the future, it will result in the dilution of our existing stockholders.

Our Certificate of Incorporation, as amended, authorizes the issuance of up to 20,000,000 shares of common stock, $0.0001 par value per share. Our board of directors may choose to issue some or all of such shares, or derivative securities to purchase some or all of such shares, to provide additional financing in the future.

We do not plan to declare or pay any dividends to our stockholders in the near future.

We have not declared any dividends in the past, and we do not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant.  There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

The requirements of being a public company may strain our resources and distract management.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements are extensive. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting.

We may incur significant costs associated with our public company reporting requirements and costs associated with applicable corporate governance requirements.  We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.  This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.  We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Future changes in financial accounting standards or practices may cause adverse unexpected financial reporting fluctuations and affect reported results of operations.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective.  New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future.  Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct business.

“Penny Stock” rules may make buying or selling our common stock difficult.

Trading in our common stock is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer that recommends our common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED

ITEM 1B: UNRESOLVED STAFF COMMENTS.

None.

ITEM 2: PROPERTIES

The Company does not own any physical location. The Company currently leases its corporate headquarters and warehouse in Chestnut Ridge, NY as well as its technology development office in Harrisburg, PA. We believe that our current headquarters and warehouse facility are sufficient in size for current and future operations. The current leases for the headquarters and warehouse expire in 2020 each containing a renewal option for an additional five-year period. The current lease for the technology development office in Harrisburg, PA expires in 2018 and has a one renewal option for a period of one year. The United Kingdom operations are managed from employee based virtual offices in the UK.

ITEM 3: LEGAL PROCEEDINGS.

From time to time, the Company may be a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceedings that we believe could have a material adverse effect on financial condition or results of operations.

ITEM 4: MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Market information.

Our common stock first became quoted on the Over-the-Counter Bulletin Board, or “OTCBB” under the trading symbol “SWFR” on March 27, 2014. On September 16, 2015, our common stock began trading under the name BioHiTech Global, Inc. and under the trading symbol “BHTG”. On February 12, 2016, the common stock was uplisted to the OTCQB Venture Marketplace. The following table lists the high and low bid information for our common stock as quoted on the OTC Markets for the fiscal years ended 2015 and 2014, respectively:

Price Range
Quarter Ended	High ($)	Low ($)
December 31, 2015	$4.90	$4.30
September 30, 2015	N/A*	N/A*
June 30 2015	N/A*	N/A*
March 31, 2015	N/A*	N/A*
December 31, 2014	N/A*	N/A*
September 30, 2014	N/A*	N/A*
June 30, 2014	N/A*	N/A*
March 31, 2014	N/A*	N/A*

* The first trade of common stock occurred October 28, 2015.

The above quotations from the OTC Markets reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

(b)	Holders.

The number of record holders of our common stock as of December 31, 2015, was approximately 37 based on information received from our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name with a brokerage firm or other fiduciary.

(c)	Dividends.

We have not paid or declared any cash dividends on our common stock and we do not anticipate paying dividends on our common stock for the foreseeable future.

(d)	Securities authorized for issuance under equity compensation plans.

We have 750,000 shares of common stock available for issuance under the BioHiTech Global, Inc. 2015 Equity Incentive Plan as of December 31, 2015.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	750,000
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	750,000

DESCRIPTION OF SECURITIES

General

The Company’s authorized capital stock consists of 30,000,000 shares of capital stock, par value $0.0001 per share, of which 20,000,000 shares are common stock, par value $0.0001 per share and 10,000,000 shares are “blank check” preferred stock, par value $0.0001 per share.

Common Stock

Holders of Company’s common stock are entitled to one vote per share on each matter submitted to vote of the Company’s stockholders. Holders of common stock do not have cumulative voting rights. Stockholders do not have any preemptive rights or other similar rights to acquire additional shares of Company’s common stock or other securities. Subject to preferences that may be applicable to any then-outstanding preferred stock, holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds.  In the event of liquidation, dissolution or winding up, subject to preferences that may be applicable to any then-outstanding preferred stock, each outstanding share of common stock entitles its holder to participate ratably in all remaining assets of the Company that are available for distribution to stockholders after providing for each class of stock, if any, having preference over the common stock.

ITEM 6: SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by 17 C.F.R. 229(10)(f)(i) and are not required to provide the information under this heading.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

As used in this report, the terms “Company”, “we”, “our”, and “us” refer to BioHiTech Global, Inc., a Delaware corporation.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “intends”, “plans”, “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should,” “designed to,” “designed for,” or other variations or similar words or language. The forward-looking statements are based on the current expectations of the Company and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. Actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

Acquisition and Reorganization

BioHiTech Global, Inc. (“BioHiTech”, the “Company”, “we”, or “us”) was incorporated on March 20, 2013 under the laws of the state of Delaware as Swift Start Corp. The Company’s initial business plan was to develop a website that offered comprehensive online computer programming courses for anyone with any level of computer programming knowledge, from beginners to experts. Our video courses would be developed and taught by seasoned teachers with extensive experience in the computer programming fields.

On August 6, 2015, the Company entered into and consummated an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”), with BioHiTech Global, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Acquisition”) and Bio Hi Tech America, LLC, a Delaware limited liability company (“BioHiTech”). Pursuant to the terms of the Merger Agreement, Acquisition merged with and into BioHiTech in a reverse business combination (the “Merger”) with BioHiTech surviving as a wholly-owned subsidiary of the Company. As consideration for the Merger, we issued the interest holders of BioHiTech (the “BioHiTech Holders”) an aggregate of 6,975,000 shares of our Common Stock issued to the BioHiTech Holders in accordance with their pro rata ownership of BioHiTech membership interests. Following the Merger, the Company adopted the business plan of BioHiTech in the development, marketing and sales of food waste disposal systems which transform food waste into nutrient-neutral water which may be disposed of via sewer systems while utilizing proprietary software to collect and transmit environmental performance data to its customers.

Also, on August 6, 2015, the Company amended its Certificate of Incorporation (the “Amendment”) to (i) change its name to BioHiTech Global, Inc. and (ii) to amend the number of its authorized shares of capital stock from 200,000,000 to 30,000,000 shares of which 20,000,000 shares were designated common stock, par value $0.0001 per share (the “Common Stock”) and 10,000,000 shares were designated “blank check” preferred stock, par value $0.0001 per share (the “Preferred Stock”). As previously reported on February 10, 2015, the Amendment was approved by holders of a majority of the Company’s Common Stock (the “Majority Holder”) on February 6, 2015.

Immediately prior to the Merger, the Company had 9,040,000 shares of Common Stock issued and outstanding. In connection with the Merger, the Majority Shareholder and other shareholders collectively agreed to retire and cancel an aggregate of 8,515,000 shares of Common Stock. Following the consummation of the Merger, the issuance of the Merger Shares, and the retirement of the 8,515,000 shares of Common Stock, the Company had 7,500,000 shares of Common Stock issued and outstanding and the BioHiTech Holders beneficially own 6,975,000 shares or approximately ninety-three percent (93%) of such issued and outstanding Common Stock.

The following discussion is focused on the current and historical operations of BioHiTech and excludes the prior operations of the Registrant.

Overview

Prior to 2013, BioHiTech’s strategic focus had been directed to the sales and service of the Eco-Safe Digester. During 2013, BioHiTech started a process of redirecting the business toward an expanded customer relationship based on recurring long term contracts in the form of leasing and bundled services. BioHiTech also initiated the creation of a research and development group to explore and exploit how it could incorporate “big data” and the “internet of things” to its environmental technology, converting its units to network connected devices.  At that time, BioHiTech also commenced a process of assembling a broader team that had the depth and skill set required to achieve disruptive change in the organic waste industry.

BioHiTech provides a simple, environmentally friendly, and cost effective solution for food waste disposal.  BioHiTech has a global distribution license to sell, lease, use, distribute, and manufacture the product currently known as the Eco-Safe Digester. The Eco-Safe Digester is a data-driven, network-based mechanical/biological technology which transforms food waste into nutrient-neutral water that can safely be disposed of via conventional sanitary sewer systems.  The Eco-Safe Digester reduces greenhouse gas emissions by reducing the volume of food waste being disposed of in landfills and eliminating the corresponding transportation of this waste. In addition, the technology saves users money by avoiding disposal costs (“tip fees”) and transportation charges.  This process allows waste producing organizations to actively contribute to environmental sustainability and the preservation of resources in a cost-effective manner.  The Eco-Safe Digester may be used by businesses in food service, hospitality, healthcare, government, conference centers, education centers, or stadiums that generate a high volume of waste. It is estimated that the US addressable market is in excess of 250,000 locations that could qualify for digesters and an additional 250,000 internationally.

BioHiTech, with over seven years of operating experience, has over 300 Eco-Safe Digesters installed in 37 states throughout the United States, as well as in twelve foreign countries, including the United Kingdom, Canada and Israel.

BioHiTech hopes to leverage its existing technology, including the Eco-Safe Digester’s on-board weighing system, by collecting, accumulating and providing empirical data which we hope will improve the efficiency of the   upstream supply chain. By streaming data from the digesters, collecting information from system users and integrating business application data, we expect BioHiTech’s internet enabled system known as the BioHiTech Cloud to provide necessary data that we expect will help customers reshape their purchasing decisions and positively effect employee behavior. In its simplest form, the BioHiTech Cloud quantifies food waste in a fashion that has historically not been available. It enables users to understand food waste generation habits and to pay for the Eco-Safe Digester based on savings on to traditional waste charges as well as improved operational efficiencies.

BioHiTech believes that its combined offering of technology and its Eco-Safe digester provide customers with information (which/that) has not been readily available to consumers in the past that has the potential for improved management and reduction of waste at the point of generation on a real-time basis.

Currently, BioHiTech leverages multiple sales models including all-inclusive rental models and traditional capital expense sales models. List prices for all of the three models are under $50,000. Under BioHiTech’s rental model, BioHiTech provides a digester, quarterly service, consumables and in most cases, an annual cloud license under a monthly bundles charge. These contracts normally range from three to five years in duration. Monthly charges range from $500 to $1,200 per month depending on the unit size, services provided and the quantity of units under contract. Annual cloud licenses are also available ala carte at a rate of $2,400 per unit per year.

Under the retail sales model, each unit is normally accompanied by an annual service or supply contract providing a potential recurring revenue stream for each unit sold. Annual service contracts range from $2,300 to $5,450 per year depending on the size of the unit and level of support. Typical customer return on investment is approximately three years depending on tip fees within their geographical footprint and without giving effect to potential savings due to increased efficiencies.

Results of operation for the Year ended December 31, 2015 compared to the year ended December 31, 2014

Revenue by Type

The following table breaks down our revenue by type:

	Year Ended December 31,
	2015		2014
Rental, service and parts	$996,025	66%	$760,700	50%
Equipment sales	415,616	27%	589,225	39%
Other revenue	102,340	7%	169,563	11%
	$1,513,981	100%	$1,519,488	100%

Total revenue decreased by $5,507, or 0.4%, from the year ended December 31, 2014 to the year ended December 31, 2015. Within revenue, continuing on the strategy shift that started in 2013, the Company continued to increase rental, services and parts over equipment sales with rental, service and parts increasing to 66% of revenue for the year ended December 31, 2015, as compared to 50% for the same period in 2014, while equipment sales as a percentage of revenue decreased to 27% from 39%, respectively.

Rental, service and parts revenue increased by $235,325, or 31%, from the year ended December 31, 2014 to the year ended December 31, 2015. The increase is primarily the result of a 34% increase in our total bundled rental revenues, which accounted for 50% of the category for the year ended December 31, 2015. In addition, there was a 70% increase in parts and services revenue for parts and services that are not covered under standard maintenance and bundled services plans.

Equipment sales decreased by $173,609, or 29%, from the year ended December 31, 2014 to the year ended December 31, 2015. This decrease was the result decreased strategic emphasis on equipment sales as the primary revenue source to the long term contractual bundled service rental approach. The Company continues to sell equipment to those customers that prefer the equipment purchase approach. Continuing cloud technology and maintenance services are included in the rental, service and parts category.

Other revenue decreased by $67,223, or 40%, from the year ended December 31, 2014 to the year ended December 31, 2015. Other revenue mainly consists of revenue derived from our QTAG operations, which was sold in May of 2015. Other revenue for the year ended December 31, 2015 also included $29,080 in environmental consulting services. There were no environmental consulting services provided during the year ended December 31, 2014.

Cost of Revenue

The following table breaks down our cost of revenue by type:

	Year Ended December 31,
	2015		2014
Rental, service and parts	$969,518	73%	$810,030	59%
Equipment sales	320,863	24%	492,672	36%
Other revenue	35,428	3%	65,448	5%
	$1,325,809	100%	$1,368,150	100%

Cost of revenue mainly consists the cost of acquiring digester units that are sold, depreciation expense on rental units, warehousing, installation, maintenance, parts and shipping costs, as well as related salary and employee costs. Total costs of revenue decreased by $42,341, or 3%, from the year ended December 31, 2014 to the year ended December 31, 2015, primarily due to the change in mix of revenue between equipment sales and rental, service and parts, which are discussed below.

Rental, service and parts costs of revenue increased by $159,488, or 20% (as compared to a 39% increase in rental, service and parts revenue) from the year ended December 31, 2014 to the year ended December 31, 2015. Included in the total costs were:

	Year Ended December 31,
	2015		2014
Labor related costs	$311,898	32%	$287,546	35%
Depreciation	218,012	23%	186,578	23%
Contracted services	126,877	13%	175,763	22%
Parts and maintenance supplies	262,658	27%	86,580	11%
Other	50,073	5%	73,563	9%
	$969,518	100%	$810,030	100%

Labor related costs increased by 8% from the year ended December 31, 2014 to the year ended December 31, 2015 primarily due to increased health insurance costs. Depreciation increased 17% from the year ended December 31, 2014 to the year ended December 31, 2015, due to a 12% increase in the cost of equipment leased, as well as due to the timing of when the equipment became leased. Contracted services are utilized primarily for areas not covered by the Company’s in-house staff. Contracted services decreased by 28% due to less demand. Parts and maintenance supplies increased by over 200% from the year ended December 31, 2014 to the year ended December 31, 2015 due to higher demand. Other expenses primarily include costs relating to the Bio-Brain offering.

Equipment sales cost of revenue decreased by $171,809, or 35% from the year ended December 31, 2014 to the year ended December 31, 2015 due to an overall 29% decrease in equipment sales, that was the result of a 22% decrease in units and a change in the unit sizes that each have different sales and cost structures.

Gross Profit

The following table breaks down our gross profit by type:

	Year Ended December 31,
	2015		2014
Rental, service and parts	$26,507	14%	$(49,330)	(33)%
Equipment sales	94,753	50%	96,553	64%
Other revenue	66,912	36%	104,115	69%
	$188,172	100%	$151,338	100%

The following table breaks down our gross margin by type:

	Year Ended December 31,
	2015	2014
Rental, service and parts	3%	-6%
Equipment sales	23%	16%
Other revenue	65%	61%
Total	12%	10%

Rental, service and parts gross margin improved from a negative 6% for the year ended December 31, 2014 to a positive margin of 3% for the year ended December 31, 2015. This improvement was the result of changes in demand, including contracted services, and improved utilization of fixed costs.

Equipment sales gross margin increased from 16% for the year ended December 31, 2014 to 23% for the year ended December 31, 2015. This increased rate was primarily driven by a change in the models sold with 2015 having a higher demand for the larger units that in 2014, which have a higher margin than the smaller units.

Operating expenses

The following table breaks down our operating expenses by type:

	Year Ended December 31,
	2015		2014
Selling, general and administrative	$2,902,465	61%	$2,203,980	62%
Research and development	703,255	15%	580,957	16%
Professional fees	1,167,829	25%	582,067	17%
Gain on sale of QTAG	(191,805)	(4)%	-	-%
Goodwill impairment	10,482	-%	-	-%
Depreciation and amortization	141,592	3%	159,290	5%
Total	$4,733,818	100%	$3,526,294	100%

Selling, general and administrative expenses increased by $698,485, or 32% from the year ended December 31, 2014 to the year ended December 31, 2015. The following table breaks down the major categories of selling, general and administrative expenses:

	Year Ended December 31,
	2015		2014
Personnel	$1,970,942	68%	$1,610,101	73%
Facility and office costs	312,517	11%	279,345	13%
Sales and marketing	168,275	6%	135,808	6%
Other	450,731	15%	178,726	8%
Total	$2,902,465	100%	$2,203,980	100%

Personnel related expenses increased by $360,841 or 22% from the year ended December 31, 2014 to the year ended December 31, 2015. This increase was driven by adding staff to drive the strategic repositioning of the company. Other expenses increased by $272,005 or 152% from the year ended December 31, 2014 to the year ended December 31, 2015. This increase was primarily driven by expenses relating to growth in the Company’s digester on lease.

Research and development expenses increased by $122,298 or 21% from the year ended December 31, 2014 to the year ended December 31, 2015. This increase was the result of an increase of $76,922 relating to mechanical and electronic developments relating to the Eco-Safe Digester and a $45,376 increase in compensation related costs, primarily in the area of programming, database and cloud based activities.

Professional fees increased by $585,762, or 101% from the year ended December 31, 2014 to the year ended December 31, 2015. The following table breaks down the major categories of professional fees:

	Year Ended December 31,
	2015		2014
Legal	$360,537	31%	$91,719	16%
Marketing and communications	317,744	27%	63,761	11%
Investment banking	264,333	23%	388,267	67%
Audit and accounting services	217,767	19%	38,320	6%
Other	7,448	-%	-	-%
Total	$1,167,829	100%	$582,067	100%

Professional fees expense increased primarily due to the reverse business combination process, as well as follow on costs as a public company actively involved in additional fund raising. These fees, which include grants of restricted stock amounting to $314,359 for the year ended December 31, 2015 for $139,359 investment banking services and $175,000 for marketing and communications services; and to $372,600 for the year ended December 31, 2014 for investment banking services.

Other (expense) income

The following table presents our Other (expense) income by type:

	Year Ended December 31,
	2015		2014
Interest income	$8,152	(2)%	$1,194	-%
Interest expense	(465,420)	102%	(175,565)	54%
Change in fair value of warrant liability	1,462	-%	(126,830)	39%
Other expenses	-	-%	(22,565)	7%
Total	$(455,806)	100%	$(323,766)	100%

Interest expense increased by $289,855 or 165% from the year ended December 31, 2014 to the year ended December 31, 2015 due to increased average borrowing. For the year ended December 31, 2014, net other expense was primarily comprised of interest expense of $175,565 and changes in warrant valuation amounting to an expense of $126,830.

Income tax

Prior to August 6, 2015 the Company’s operations were organized as a limited liability company, whereby the Company elected to be taxed as a partnership and the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes has been provided in the accompanying consolidated financial statements for periods prior to August 6, 2015. For the period from August 6, 2015 though December 31, 2015 there was no net provision for income tax for the year ended December 31, 2015 due to the losses incurred and management’s evaluation of the recovery of the tax asset resulting in net operating loss carry-forward.

Liquidity and Capital Resources

We will require substantial additional financing in order to execute our business expansion and development plans and we may require additional financing in order to sustain substantial future business operations for an extended period of time. We presently have a private placement offering for up to $6,000,000 in unsecured convertible debt, of which $2,500,000 was subscribed for on February 10, 2016, primarily from the Company’s management. Beyond that offering, we currently do not have any firm arrangements for additional financing and we may not be able to obtain financing when required, in the amounts necessary to execute on our plans in full, or on terms which are economically feasible. If we are unable to obtain the necessary capital to pursue our strategic plan, we may have to reduce the planned future growth of our operations.

Cash and Cash Equivalents

As of December 31, 2015 and December 31, 2014, the Company had cash balances of $39,195 and $40,207, respectively.

Borrowings and Debt

The table below presents borrowings, debts and advances as of December 31, 2015, along with their stated maturities. The line of credit, with an outstanding balance of $2,488,753 has an additional $11,247 available under its $2,500,000 facility.

	December 31,	Due in:
	2015	2016	2017	2018	Thereafter
Secured line of credit, prime plus 4%*	$2,488,753	$2,488,753
Advances, unsecured, non-interest bearing	710,000	710,000
Promissory note, unsecured, 13%	1,710,000	-	1,710,000
Promissory note, unsecured, 7.5%	400,000	400,000	-
Other notes, secured, 1.9 to 4.98%	27,833	8,260	$8,525	$5,410	$5,638
Total	$5,336,586	$3,607,013	$1,718,525	$5,410	$5,638
Related party included above	$2,720,000	$1,010,000	$1,710,000	$-	$-

* The line of credit, which does not have any operating financial covenants, is guaranteed by several related parties and is excluded from the related party amount included above, as the guarantee is secondary to the primary borrower.

Cash Flows

Cash Flows from Operating Activities

We used $3,170,427 of cash in operating activities during the year ended December 31, 2015, an increase from $2,655,940 of cash used in operating activities during the year ended December 31, 2014. Our net loss during the year ended December 31, 2015 of $5,001,452 was impacted by $360,268 of depreciation and amortization, $191,805 from the gain on the sale of our QTAG operations and $175,000 in stock based professional fees. Changes in operating assets and liabilities provided $1,435,022 of cash during the year ended December 31, 2015. Our net loss during the year ended December 31, 2014 of $3,698,722 was impacted by $345,868 of depreciation and amortization and $372,600 in stock based professional fees. Changes in operating assets and liabilities provided approximately $133,305 of cash during the year ended December 31, 2014.

Cash Flows from Investing Activities

Cash provided by investing activities amounted to $56,698 for the year ended December 31, 2015, compared to cash used in investing activities of $62,761 for the year ended December 31, 2014, a change of $119,459. During the year ended December 31, 2015, we received $75,000 in proceeds from the sale of our QTAG operations and purchased $18,320 in equipment and fixtures, as compared to the year ended December 31, 2014 during which we acquired $62,761 in equipment, fixtures and website development.

Cash Flows from Financing Activities

Cash provided by financing activities amounted to $3,120,518 for the year ended December 31, 2015, compared to $2,464,815 for the same period in 2014, a change of $655,703. During the year ended December 31, 2015, we received $3,128,120 of proceeds from the issuance of promissory notes, convertible promissory notes, senior convertible promissory notes and advances from related parties, as compared to $1,982,304 for the year ended December 31, 2014, for which such proceeds were used to fund our working capital needs. In addition, during the year ended December 31, 2014, we received a $500,000 payment on a subscription issued in 2013 for the acquisition of an equity interest.

Liquidity and Capital Reserves

Since inception, the Company has sustained substantial losses. The Company has an accumulated deficit of $14,326,780 at December 31, 2015.

The cash on hand is insufficient for us to continue our operations through December 31, 2016. On February 10, 2016, the Company issued $2,500,000 in unsecured convertible debt as part of a private placement offering for up to $6,000,000 in total unsecured convertible debt, primarily to management of the Company. While the Company continues to seek investors under the private placement offering, if the Company is unable to obtain debt or equity financing to meet its cash needs, it may have to severely limit, its business plan by reducing the funds it hopes to expend on its business plan.

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

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management’s plans, which include further implementation of its business plan and continuing to raise capital.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the year ended December 31, 2015.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Use of Estimates — The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires the extensive use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. Estimates are used when accounting for items and matters including, but not limited to, allowance for uncollectible accounts receivable, slow moving and excess inventory, asset valuations, including goodwill and intangibles, and useful lives, employee benefits, taxes and other provisions and contingencies.

Product and Services Revenue Recognition — The Company recognizes revenue for the majority of its products sold upon transfer of title and the passage of the risk of ownership, which is generally upon shipment to the customer. Revenue from services is recognized as services are performed.

The Company recognizes revenue from multiple-element arrangements when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectability of the sale is reasonably assured. The Company’s arrangements do not contain general rights of return.

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

Lease Revenue Recognition — The Company recognizes revenue from the rental of the digester units ratably on a monthly basis over the term of the lease, as it has determined that the rental agreements entered into in connection with its EcoSafe Digester units qualify as operating leases, for which the Company is the operating lessor. In order to determine lease classification as operating, the Company evaluates the terms of the rental agreement to determine if the lease includes any of the following provisions which would indicate capital lease treatment:

•	Transfer of ownership of the digester unit,
•	Bargain purchase option at the end of the term of the lease,
•	Lease term is greater than 75% of the economic life of the digester unit, or
•	Present value of minimum lease payments exceed 90% of the fair value of the digester unit at inception of the lease.

Long-Lived Assets — The Company assesses potential impairments to its long-lived assets if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are reviewed annually for impairment, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. An impaired asset is written down to its estimated fair value based upon the most recent information available. Estimated fair market value is generally measured by discounting estimated future cash flows.

Financial Instruments, Convertible Instruments, Warrants and Derivatives — The Company reviews its convertible instruments for the existence of embedded conversion features which may require bifurcation, if certain criteria are met, the bifurcated derivative financial instrument is required to be recorded at fair value and adjusted to market at each reporting period end date. The Company also reviews and re-assesses, at each reporting date, any common stock purchase warrants and other freestanding derivative financial instruments and classifies them on the consolidated balance sheet as equity, assets or liabilities based upon the nature of the instruments

Income Taxes — Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given provisions of enacted laws. Deferred income tax provisions and benefits are based on changes to the asset or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which it operates, estimates the future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax planning and strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more than likely” criteria.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 201-09). ASU 201-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09, as amended, is effective for fiscal years beginning after December 15, 2017 and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company does not anticipate that the adoption, by means of a retrospective approach with a cumulative effect, if any, will have a material effect on its consolidated financial position or results of operations.

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern — In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company does not anticipate that the adoption will have a material effect on its consolidated financial position or results of operations.

Interest - Imputation of Interest — In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest,” which simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. In August 2015, ASU 2015-03 was amended by ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which adds language to ASU 2015-03 based on the SEC Staff Announcement that the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. For public business entities, the ASU, as amended, is effective for financial statements issued for fiscal years beginning after December 31, 2015 and their related interim periods. Early adoption is permitted. The Company does not anticipate that the adoption will have a material effect on its consolidated financial position or results of operations.

Leases – In February 2016, the FASB issued new lease accounting guidance (ASU No. 2016-02, Leases). Under the new guidance, at the commencement date, lessees will be required to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is not applicable for leases with a term of 12 months or less. Lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by 17 C.F.R. 229 (10)(f)(i) and are not required to provide information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 appears after the signature page to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

(a) Dismissal of Independent Registered Public Accounting Firm

On October 23, 2015, Weinberg & Baer, LLC (“Weinberg”) was dismissed as the Company’s independent registered public accounting. The Company’s Board of Directors approved the dismissal of Weinberg.

Weinberg’s reports on the Company’s financial statements for the years ended December 31, 2014 and 2013, respectively, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles other than going concern.

During the years ended December 31, 2014 and 2013, and through October 23, 2015, there were no disagreements with Weinberg on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Weinberg, would have caused it to make reference thereto in connection with its reports on the financial statements for such years. During the years ended December 31, 2014 and 2013, and through October 23, 2015, there were no matters that were either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Weinberg with a copy of the foregoing disclosures and requested Weinberg to furnish the Company with a letter addressed to the Securities and Exchange Commission (the “Commission”) stating whether or not Weinberg agrees with the disclosures. A copy of Weinberg’s letter was filed as Exhibit 16.1 to the Current Report on Form 8-K filed with the Commission on October 23, 2015.

(b) New Independent Registered Public Accounting Firm

On October 26, 2015, the Company’s Board of Directors engaged Marcum LLP (“Marcum”) as the Company’s new independent registered public accounting firm to act as the principal accountant to audit the Company’s financial statements. During the Company’s fiscal years ended December 31, 2014 and 2013, and through October 23, 2015, neither the Company, nor anyone acting on its behalf, consulted with Marcum regarding the application of accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided that Marcum concluded was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (the Company’s principal executive officer) and Chief Financial Officer (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2015, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended and determined there to be a material weakness.

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

Changes in Internal Controls Over Financial Reporting

There have not been any significant changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that on September 11, 2015 the Board formed an Audit Committee comprised of at least one member that may be considered a financial expert. Additionally, effective November 2, 2015, the Company’s Board of Directors appointed Brian C. Essman as the Company’s Chief Financial Officer.

ITEM 9B Other Information

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers, their principal offices and positions and the date each such person became a director or executive officer. Executive officers are elected biannually by our Board of Directors. Each executive officer holds the office until he/she resigns, is removed by the Board or his/her successor is elected and qualified. Directors are elected annually by our stockholders at the annual meeting. Each director holds his/her office until the successor is elected and qualified or his/her earlier resignation or removal.

The following persons are the directors and executive officers of our company:

Name	Age	Position
Frank E. Celli	45	Chairman and Chief Executive Officer
Robert A. Joyce	56	Chief Operating Officer
Brian C. Essman	57	Chief Financial Officer
William M. Kratzer	43	Chief Technology Officer
Harriet Hentges	75	Director
Robert A. Graham	56	Director
James D. Chambers	59	Director
Douglas M. VanOort	60	Director

The Company’s executive officers and directors are elected biannually and serve until their term expires.

Frank E. Celli, 45, Chief Executive Officer, Chairman

Mr. Celli has over 25 years of waste industry experience. Mr. Celli joined BioHiTech America in 2008.  Prior thereto and until 2007, Mr. Celli was co-founder and Chief Executive Officer of Interstate Waste Services, during which time that company achieved growth of over $150 million in revenue. During his time at Interstate Waste he was responsible for all aspects of the business including collection, recycling, landfills and emerging technologies. After selling his interests in Interstate Waste, Mr. Celli transitioned to BioHiTech. He also serves as a director and officer of Entsorga West Virginia, a company that is currently developing one of the first Mechanical Biological Treatment facilities in the United States. Mr. Celli earned a Bachelors of Science from Pace University’s Lubin School of Business in 1992.

Robert A. Joyce, 56, Chief Operating Officer

Mr. Joyce joined BioHiTech in October 2013 as its Chief Operating Officer. Prior thereto and prior to 1998, Mr. Joyce held technical, sales and management roles at Sun Microsystems and Arthur D. Little, Inc., Mr. Joyce served as the Chief Executive Officer of Perfect Order, Inc. a software and services company, from 1998 until it was acquired by Versatile Systems in 2005, for whom Mr. Joyce went on to serve as President.

Brian C. Essman, 57, Chief Financial Officer

Mr. Essman joined BioHiTech in November 2015 as its Chief Financial Officer. Prior thereto, from 1997 through 2014, Mr. Essman held various senior executive management positions with Data Communiqué, Inc. a Havas company located in the New York City metro area where he most recently held the position of Chief Executive Officer. From 2004 to 2007, Mr. Essman was Data Communiqué’s Chief Operating Officer / Chief Financial Officer and from 1997 to 2004 was the Chief Financial Officer. Prior thereto, Mr. Essman was the Chief Financial Officer at a Fidelity Investments Private Equity operating company and a Senior Manager and CPA at PricewaterhouseCoopers. Mr. Essman graduated with a BS in Accounting with High Honors from Boston College’s School of Management.

William M. Kratzer, 43, Chief Technology Officer

Mr. Kratzer joined the company in October 2013 as its Chief Technology Officer. Mr. Kratzer is a 20-year veteran of the IT field with extensive experience in large-scale web-infrastructure, machine-to-machine computing, and mobile touch devices. From 2001 to 2013, Mr. Kratzer held multiple titles at Versatile Systems, Inc. including Chief Software Architect. From 1999 to 2001 he served as Lead Software Engineer at Everybook, Inc. Prior to Everybook, Inc., and from 1995 to 1999, Mr. Kratzer served as a systems analyst for Tyco Electronics. He holds a Bachelors degree in Computer Science and Engineering from Pennsylvania State University.

Harriet Hentges, 75, Director

Ms. Hentges joined BioHiTech as Director in August 2015. She simultaneously serves as the president of Hentges Associates, an advisory firm on sustainability and corporate responsibility. Prior to starting Hentges Associates in 2014, she was a principal in Hentges Kahn & Strauss (HKS) LLC, a consulting practice for food producers, manufactures and grocery retailers aimed at fostering a more sustainable food system. Ms. Hentges has held key posts in strategy development and implementation at Sears Roebuck, Wal-Mart and Ahold USA. At Sears World Trade, she created the Planning and Research capability for the startup company. Ms. Hentges received a doctorate in International Economics from Johns Hopkins University and is an adjunct professor at Georgetown University, teaching a graduate course in corporate responsibility and sustainability.

Robert A. Graham, 56, Director

Mr. Graham joined BioHiTech as a Director in October 2013. Simultaneously therewith and from 2010, Mr. Graham has served as Managing Director of the Management Company of Penn Venture Partners, L.P. Mr. Graham has over 25 years of operational and financial executive management experience including extensive experience in the acquisitions and sales of companies. Prior thereto and from 2008 to 2010, Mr. Graham served as President of RG Consulting, a financial and management consulting company. Prior thereto and from 2001 to 2008, Mr. Graham served eight years as President and Chief Executive Officer of Dorland Healthcare Information. He also served as the Executive Vice-President and Chief Financial Officer of Broadreach Consulting from 1998 to 2000 and was Vice President of Finance and Chief Operating Officer of Legal Communications, Ltd. from 1989 to 1998. He started his career in the finance department of Transport International Pool where he held various financial positions, the final of which was as Assistant Controller before he left in 1988. He received his Masters of Business Administration with a concentration in Finance from Saint Joseph’s University and a B.A. from LaSalle University.

James D. Chambers, 59, Director

Mr. Chambers has been involved with BioHiTech since 2008 as an investor, advisor and board member. For the past 15 years, Mr. Chambers has been a private investor and management consultant. Prior thereto and from January 1997 to September 2000, Mr. Chambers served as President of Business Services, Senior Vice President of Marketing and Business Development, and Vice President of Administration of Quest Diagnostics, Inc. Prior thereto and from June 1986 to January 1997, Mr. Chambers served in several executive positions in the US and abroad at Corning Incorporated. Mr. Chambers Earned his BA at Dickinson College in History and Political Science, and his MBA in Finance at Southern Methodist University, as well as a Masters in International Management from the Thunderbird School of International Management. Mr. Chambers has more than 35 years’ experience in diverse industries, functions, and geographic locations.

Douglas M. VanOort, 60, Director

Mr. Van Oort joined the Board of Directors of BioHiTech in August 2015. Simultaneously therewith, and since 2009 Mr. Van Oort has served as the Chairman and Chief Executive Officer of NeoGenomics. From 1982 to 1995, Mr. Van Oort served in various positions at Corning Incorporated an ultimately held the position of Executive Vice President and CFO of Corning Life Sciences, Inc. In 1995, Corning Incorporated spun off Corning Life Sciences, Inc. into two companies, Quest Diagnostics and Covance, Inc. Mr. Van Oort serves as a member of the board of directors of several privately held companies. In addition, since 2000, Mr. Van Oort is the Co-Owner of Vision Ace Hardware, LLC, a retail hardware chain. Mr. Van Oort is a graduate of Bentley University.

AUDIT COMMITTEE

The Audit Committee is comprised of Mr. Graham; its Chairman and financial expert, and Mr. VanOort.

COMPENSATION COMMITTEE

The Compensation Committee is comprised of Mr. Chambers; its Chairman, Ms. Hentges and Mr. Celli, with Mr. Celli abstaining on matters that would create a conflict of interest.

CODE OF ETHICS

The Company is in the process of developing and adopting a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We believe our code of ethics will be reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations; and provide accountability for adherence to the provisions of the code of ethic.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as the Company’s principal executive officer during the last two completed fiscal years ending December 31, 2015 and 2014; (ii) each other individual that served as an executive officer of the Company at the conclusion of the fiscal year ended December 31, 2015 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year.

Name and Principal Position	Year	Salary	Bonus	Equity Awards	Option Awards	All Other Compensation	Total
Frank E. Celli*	2015	64,615	-	-	-	$138,462	$203,077
	2014	-	-	-	-	$200,000	$200,000
Robert A. Joyce*	2015	80,769	-	-	-	$173,077	$253,846
	2014	-	-	-	-	$250,000	$250,000
Brian C. Essman***	2015	$35,538	-	-	-	-	$35,538
William M. Kratzer****	2015	$126,923	-	-	-	-	$126,923
	2014	$125,000	-	-	-	-	$125,000
Shaul Martin, President, Secretary,	2015	-	-	-	-	-	-
Chief Executive Officer and Chief Financial Officer**	2014	-	-	-	-	-	-
Benyamin Anshin, Treasurer**	2015	-	-	-	-	-	-
	2014	-	-	-	-	-	-

*	Appointed August 6, 2015. Each of Mr. Celli and Joyce were executive officers, Chief Executive Officer and Chief Operating Officer, respectively, and owners of BioHiTech prior to the merger. The amounts reflected as other in the table represent guaranteed distributions from BioHiTech America LLC.
**	Resigned effective August 6, 2015. Messrs. Martin and Anshin were the officers of Registrant prior to the Merger of Swift.
***	Appointed Chief Financial Officer November 2, 2015.
****	Appointed Chief Technology Officer August 6, 2015.

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31,2015.

Name and Principal Position	Number of Securities Underlying Unexercised Awards Exercisable	Number of Securities Underlying Unexercised Awards Unexercisable	Option Exercise Price ($)	Option Expiration Date
Frank E. Celli, Chief Executive Officer*	-	-	-	-
Robert A. Joyce, Chief Operating Officer*	-	-	-	-
Brian C. Essman, Chief Financial Officer***	-	-	-	-
William M. Kratzer, Chief Technology Officer****	-	-	-	-
Shaul Martin, President, Secretary and Chief Financial Officer**	-	-	-	-
Benyamin Anshin, Treasurer**	-	-	-	-

*	Appointed August 6, 2015. Each of Mr. Celli and Joyce were executive officers, Chief Executive Officer and Chief Operating Officer, respectively, and owners of BioHiTech prior to the merger. The amounts reflected as other in the table represent guaranteed distributions from BioHiTech America LLC.
**	Resigned effective August 6, 2015. Messrs. Martin and Anshin were the officers of Registrant prior to the Merger of Swift.
***	Appointed Chief Financial Officer November 2, 2015.
****	Appointed Chief Technology Officer August 6, 2015.

SUMMARY OF EXECUTIVE COMPENSATION PLANS

Key Employee Incentive Compensation.

The Company has an incentive compensation plan for certain key employees. The incentive compensation plan provides for annual bonus payments based upon achievement of certain corporate objectives as determined by the Company's Board of Directors. During 2015, the Company did not pay any bonus pursuant to the incentive compensation plan.

2015 Equity Incentive Plan

On August 3, 2015, the Board and a majority of the Company’s shareholders adopted the BioHiTech Global, Inc. 2015 Equity Incentive Plan ("2015 Plan").  The Company has reserved 750,000 shares of common stock for issuance under the terms of the Company’s 2015 Incentive Plan. The 2015 Plan is intended to promote the interests of the Company by attracting and retaining exceptional employees, consultants, directors, officers and independent contractors (collectively referred to as the “Participants”), and enabling such Participants to participate in the long-term growth and financial success of the Company. Under the 2015 Plan, the Company may grant stock options, which are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended (the “Incentive Stock Options”), non-qualified stock options (the “Nonqualified Stock Options”), stock appreciation rights (“SARs”) and restricted stock awards (the “Restricted Stock Awards”), which are restricted shares of common stock (the Incentive Stock Options, the Nonqualified Stock Options, the SARs and the Restricted Stock Awards are collectively referred to as “Incentive Awards”). Incentive Awards may be granted pursuant to the 2015 Plan for 10 years from the Effective Date.

There were no grants of incentive awards during the year ended December 31, 2015.

COMPENSATION OBJECTIVES

We believe that the compensation programs for the Company’s NEOs should reflect the Company’s performance and the value created for the Company’s stockholders. In addition, the compensation programs should support the short-term and long-term strategic goals and values of the Company, and should reward individual contributions to the Company’s success. Our compensation plans are consequently designed to link individual rewards with Company’s performance by applying objective, quantitative factors including the Company’s own business performance and general economic factors. We also rely upon subjective, qualitative factors such as technical expertise, leadership and management skills, when structuring executive compensation in a manner consistent with our compensation philosophy.

DETERMINATION OF COMPENSATION

The Company’s executive compensation program for the named executive officers (NEOs) is administered by the Compensation Committee of the Board of Directors. The Committee makes independent decisions about all aspects of NEO compensation, and takes into account compensation data and benchmarks for comparable positions and companies in different applicable geographical areas.

EMPLOYMENT AGREEMENTS

Effective October 4, 2013, the Company and Frank E. Celli, its Chief Executive Officer agreed that Mr. Celli would serve as Chief Executive Officer at an annual salary of $200,000 and would would be eligible for participation in equity incentive plans, when formed, and a discretionary performance bonus. Mr. Celli will also receive customary benefits including health, life and disability insurance benefits. The agreement was for an initial three-year period that automatically renews for an additional one-year periods.

Effective October 4, 2013, the Company and Robert Joyce, its Chief Operating Officer agreed that Mr. Joyce would serve as Chief Operating Officer at an annual salary of $250,000, would receive an equity award that amounted to $141,291 would would be eligible for participation in equity incentive plans, when formed, and a discretionary performance bonus. Mr. Joyce will also receive customary benefits including health, life and disability insurance benefits. The agreement was for an initial two-year period that automatically renews for an additional one-year periods.

Effective November 2, 2015, the Company and Brian C. Essman, its Chief Financial Officer agreed that Mr. Essman would serve as Chief Financial Officer at an annual salary of $210,000, a grant of 82,500 restricted shares under the BioHiTech Global, Inc. 2015 Equity Incentive Plan and be eligible for a performance bonus up to 35% of base annual salary. Mr. Essman will also receive customary benefits including health, life and disability insurance benefits. The agreement was for an initial two-year period that automatically renews for one-year periods.

Effective October 7, 2013, the Company and William Kratzer, its Chief Technology Officer agreed that Mr. Kratzer would serve as Chief Technology Officer at an annual salary of $125,000 and would would be eligible for participation in equity incentive plans, when formed, and a discretionary performance bonus. Mr. Kratzer will also receive customary benefits including health, life and disability insurance benefits. The agreement was for an initial two-year period that automatically renews for an additional one-year periods.

COMPENSATION OF DIRECTORS

At this time, directors receive no remuneration for their services as directors of the Company. The Company reimburses directors for expenses incurred in their service to the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT, AND RELATED STOCKHOLDERS MATTERS.

The following table sets forth information relating to the beneficial ownership of the Company’s common stock by those persons beneficially holding more than 5% of the Company’s common stock, by the Company’s directors and executive officers, and by all of the Company’s directors and executive officers as a group as of December 31, 2015.

Shareholder (1)	Beneficial Ownership	Percent of Class (2)
Frank E. Celli	1,292,585	15.7%
Robert A. Joyce	301,726	3.7%
Harriet Hentges	-	-
Robert A. Graham (3)	799,877	-
James D. Chambers (4)	869,747	0.4%
Douglas M. VanOort (5)	837,296	-
Officers and Directors as a Group (6 persons) (6)	3,263,915	39.7%
Other 5% Holders
John P. Glauda	974,840	11.8%
Conundrum Capital Partners LLC	837,269	10.2%
Robert Gower (7)	837,727	10.2%
Chun I. Koh	736,941	9.0%
Penn Venture Partners, L.P.	799,877	9.7%

(1)	The address for all officers, directors and beneficial owners is 80 Red Schoolhouse Road, Suite 101, Chestnut Ridge, NY 10977.
(2)	Based upon 8,229,712 shares of common stock outstanding as of December 31, 2015.
(3)	Includes 799,877 shares held by Penn Venture Partners, L.P. over which Mr. Graham holds shared voting and dispositive power. The address for Penn Venture Partners, L.P. is 132 State Street, Harrisburg, PA 17101.
(4)	Includes 32,451 shares held directly and 837,296 shares held by Conundrum Capital Partners LLC over which Mr. Chambers holds voting and dispositive power. The address for Conundrum Capital Partners LLC is 317 Eatons Landing Drive, Annapolis, MD 21401.
(5)	Includes 837,296 shares held by Conundrum Capital Partners LLC over which Mr. VanOort holds shared voting and dispositive power.
(6)	Includes 837,296 shares held by Conundrum Capital Partners LLC over which Mr. Chambers and Mr. VanOort hold shared voting and dispositive power.
(7)	Includes 709,207 shares held individually and 128,520 shares held as joint tenant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

BioHitech Realty LLC

BioHiTech currently rents its corporate headquarters, and since 2015, its warehousing space from BioHitech Realty LLC, a company partially owned by Frank E. Celli, our Chief Executive Officer and Chairman, and Michael Franco, a Shareholder. The lease, which expired on October 31, 2014, required rental payments of $3,550 per month. A new lease was executed in July 2015. Rent expense for the years ended December 31, 2015 and 2014 amounted to $67,225 and $42,600, respectively.

BioHiTech International

BioHiTech has an Exclusive License and Distribution Agreement (the “License Agreement”) with BioHiTech International (“BHT-I”), a company owned by Chun-Il Koh, a BioHiTech shareholder, Chun-Il Koh, Joyce Taeya Koh and Bong Soon Hwang.  The License Agreement, originally executed on May 2, 2007, was subsequently amended several times, most recently on August 30, 2013, provides BioHiTech exclusive rights to sell, lease, use, distribute and manufacture the Eco-Safe Digester products.

In connection with an Amendment of the License Agreement on October 22, 2012, Chun-Il Koh was issued Class A Common Interests in BioHitech America, LLC (the “Class A Interests”) which resulted in his owning 16% of the Class A Common Interests outstanding at the time. These interests have since been converted into 736,941 shares of common stock of the Company.  In connection with such amendments, in addition to the issuance of the Class A Interests, the Company also agreed to make annual payments to Mr. Koh in the amount of $200,000 for the term of the License Agreement, a 2.5% additional commission on all sales closed by Mr. Koh, and one seat on the Company’s Board of Directors, in consideration for extending the following rights under the License Agreement through December 31, 2023 (unless extended by mutual agreement):

•	The exclusive right and license to sell, lease, license, import, distribute, market, advertise and the Eco-Safe Digester products on a worldwide basis; and
•	The exclusive right of first refusal and license to manufacture or to have manufactured all products related to A, above, after the existing inventory of BHT-I has been exhausted; and
•.	The exclusive worldwide right to have made, use, off to sell, sell and import products, systems, methods and accessories covered by BHT-I patents, trademarks and service marks; and
•	The exclusive worldwide right and license to have manufactured, sell, lease, license, import, distribute, market, advertise and otherwise promote any future new related technologies developed by BHT-I.

Acquisition of digesters and parts, as well as expenses under the distribution agreement for the years ended December 31, 2015 and 2014 amounted $833,819 and $489,150, respectively.

Other

BioHiTech has also entered into various notes and advances from related parties that are disclosed in the Company’s financial statements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees The aggregate fees for each of the last two years for professional services rendered by the principal accountant for our audits of our annual financial statements and interim reviews of our financial statements included in our fillings with Securities and Exchange Commission on Form 10-K and 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were approximately:

December 31, 2015	$155,000	Marcum, LLP
December 31, 2015	$7,500	Weinberg & Baer, LLC
December 31, 2014	$9,500	Weinberg & Baer, LLC

Audit Related Fees The aggregate fees in each of the last two years for the assurance and related services provided by the principal accountant that are not reasonably related to the performance of the audit or review of the Company’s financial statements, and are not reported in paragraph (1) were approximately:

December 31, 2015	$218,000	Marcum, LLP
December 31, 2015	$-	Weinberg & Baer, LLC
December 31, 2014	$-	Weinberg & Baer, LLC

We incurred these fees in connection with registration statements and financing transactions.

Tax Fees The aggregate fees in each of the last two years for the professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately:

December 31, 2015	$-	Marcum, LLP
December 31, 2015	$-	Weinberg & Baer, LLC
December 31, 2014	$250	Weinberg & Baer, LLC

All Other Fees The aggregate fees in each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraph (1), (2) and (3) were approximately:

December 31, 2015	$-	Marcum, LLP
December 31, 2015	$-	Weinberg & Baer, LLC
December 31, 2014	$-	Weinberg & Baer, LLC

ITEM 15 . EXHIBITS

Number	Description
2.1	Agreement of Merger and Plan of Reorganization between Swift Start Corp., BioHiTech Global, Inc. and Bio Hi Tech America, LLC, dated August 6, 2015 (1)

3.1	Amended and Restated Certificate of Incorporation of BioHiTech Global, Inc. (1)

3.2	By-laws (2)

3.3	Certificate of Formation of Bio Hi Tech America, LLC (1)

3.4	Amended and Restated Operating Agreement of Bio Hi Tech America, LLC (1)

4.1	2015 Equity Incentive Plan

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

(1)	Previously filed on the Current Report on Form 8-K filed on August 11, 2015.

(2)	Previously filed as Exhibit 3.2 of the Registration Statement on Form S-1 filed on November 7, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2016

BIOHITECH GLOBAL, INC.

By:	/s/ Frank E. Celli
Name: Frank E. Celli
	Title:	Chairman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brian C. Essman
Name: Brian C. Essman
	Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

March 29, 2016
/s/ Frank E. Celli
Name: Frank E. Celli
Title: Chairman, Chief Executive Officer
(Principal Executive Officer)

March 29, 2016	/s/ Brian C. Essman
Name: Brian C. Essman
Title: Chief Financial Officer and Treasurer (Principal Financial Officer)

March 29, 2016	/s/ Harriet Hentges
Name: Harriet Hentges
Title: Director

March 29, 2016	/s/ Robert A. Graham
Name: Robert A. Graham
Title: Director

March 29, 2016	/s/ James D. Chambers
Name: James D. Chambers
Title: Director

March 29, 2016	/s/ Douglas M. VanOort
Name: Douglas M. VanOort
Title: Director

BioHiTech Global, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2015	2014
Revenue
Rental, service and parts	$996,025	$760,700
Equipment sales	415,616	589,225
Other	102,340	169,563
Total revenue	1,513,981	1,519,488

Cost of revenue
Rental, service and parts	969,518	810,030
Equipment sales	320,863	492,672
Other	35,428	65,448
Total Cost of revenue	1,325,809	1,368,150

Gross profit	188,172	151,338

Operating expenses
Selling, general and administrative	2,902,465	2,203,980
Research and development	703,255	580,957
Professional fees	1,167,829	582,067
Gain on sale of QTAG	(191,805)	-
Goodwill impairment	10,482	-
Depreciation and amortization	141,592	159,290
Total operating expenses	4,733,818	3,526,294

Loss from operations	(4,545,646)	(3,374,956)

Other (expense) income
Interest income	8,152	1,194
Interest expense	(465,420)	(175,565)
Change in fair value of warrant liability	1,462	(126,830)
Other expense	-	(22,565)
Total other expense	(455,806)	(323,766)

Loss before income tax	(5,001,452)	(3,698,722)
Income tax	-	-
Net loss	(5,001,452)	(3,698,722)
Other comprehensive loss
Foreign currency translation adjustment	(7,801)	-
Comprehensive loss	$(5,009,253)	$(3,698,722)

Net loss per share – basic and diluted	$(0.68)	$(0.56)
Weighted average number of common shares outstanding – basic and diluted	7,316,250	6,637,468

Unaudited pro-forma computation related to conversion to a C corporation upon completion of reverse merger:
Historical loss before income tax	$(5,001,452)	$(3,698,722)
Pro-forma income tax	-	-
Pro-forma net loss	(5,001,452)	(3,698,722)
Pro-forma loss per share – basic and diluted	(0.68)	(0.56)
Weighted average number of shares outstanding	7,316,250	6,637,468

See accompanying notes to consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Consolidated Balance Sheets

	December, 31
	2015	2014
Assets
Current Assets
Cash	$39,195	$40,207
Accounts receivable, net	206,288	118,706
Inventory	274,304	192,333
Advances to related party vendor	-	44,700
Note receivable	110,011	-
Prepaid expenses and other current assets	67,136	47,117
Total Current Assets	696,934	443,063
Equipment on operating leases, net	844,494	855,436
Equipment, fixtures and vehicles, net	61,688	41,492
Intangible assets, net	365,038	548,391
Goodwill	-	30,550
Other assets	51,600	24,017
Total Assets	$2,019,754	$1,942,949

Liabilities and Stockholder' Deficit
Current Liabilities:
Line of credit	$2,488,753	$2,455,713
Accounts payable	1,222,167	269,080
Accrued interest payable	287,888	93,270
Accrued expenses	548,522	55,061
Warrant liability	-	140,821
Deferred revenue	48,103	81,968
Notes payable	100,000	-
Notes payable – related party	300,000	-
Advance from related party	710,000	50,000
Customer deposits	29,657	34,446
Long-term debt, current portion	8,260	3,186
Total Current Liabilities	5,743,350	3,183,545
Promissory note - related party	1,710,000	1,000,000
Convertible promissory notes - related parties	-	900,000
Long-term debt, net of current portion	19,573	7,169
Total Liabilities	7,472,923	5,090,714

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value, 20,000,000 shares authorized; 8,229,712 and 6,975,000 shares issued and outstanding as of December 31, 2015 and 2014, respectively	823	698
Additional paid in capital	8,880,589	6,176,865
Accumulated deficit	(14,326,780)	(9,325,328)
Accumulated other comprehensive loss	(7,801)	-
Total Stockholders' Deficit	(5,453,169)	(3,147,765)
Total Liabilities and Stockholders' Deficit	$2,019,754	$1,942,949

See accompanying notes to consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss:	$(5,001,452)	$(3,698,722)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	360,268	345,868
Gain on sale of QTAG	(191,805)	-
Fees paid in stock	175,000	372,600
Impairment expense	10,482	-
Warrant liability change	(1,462)	126,830
Provision for bad debts	39,247	64,179
Website write-down	4,273	-
Changes in operating assets and liabilities	1,435,022	133,305
Net cash used in operations	(3,170,427)	(2,655,940)

Cash flow from investing activities:
Proceeds from the sale of QTAG operations	75,000	-
Purchases of property and equipment	(18,320)	(35,100)
Website development	-	(27,661)
Cash acquired in Swift transaction	18	-
Net cash provided by (used in) investing activities	56,698	(62,761)

Cash flows from financing activities:
Net change in line of credit	33,040	32,304
Proceeds from promissory notes	700,000	-
Proceeds from long-term debt	25,080	-
Repayments of long-term debt	(7,602)	(17,489)
Issuance of shares	-	500,000
Related party:
Advances	1,165,000	50,000
Proceeds from promissory notes	1,205,000	1,900,000
Net cash provided by financing activities	3,120,518	2,464,815

Effect of exchange rate on cash	(7,801)	-
Net decrease in cash	(1,012)	(253,886)
Cash – beginning of year	40,207	294,093
Cash – end of year	$39,195	$40,207

Note 18 includes supplemental cash flow information, non-cash investing and financing activities and changes in operating assets and liabilities.

See accompanying notes to consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at January 1, 2014	6,202,166	$621	$5,304,342	-	$(5,626,606)	$(321,643)

Collection of equity subscriptions receivable	442,870	44	499,956		-	500,000

Issuance of equity in connection with investment banking advisory agreement	329,964	33	372,567		-	372,600

Net loss	-	-	-		(3,698,722)	(3,698,722)
Balance at December 31, 2014	6,975,000	698	6,176,865	-	(9,325,328)	(3,147,765)

Issuance of warrants in connection with investment advisory agreement	-	-	139,359		-	139,359

Reverse business combination with Swift Start	525,000	52	10,448		-	10,500

Conversion of promissory notes	442,735	44	1,549,528		-	1,549,572

Conversion of senior promissory notes	236,977	24	829,394		-	829,418

Issuance of restricted stock in connection with investor relations agreement	50,000	5	174,995		-	175,000

Foreign currency translation adjustment				$(7,801)		(7,801)

Net loss	-	-	-		(5,001,452)	(5,001,452)
Balance at December 31, 2015	8,229,712	$823	$8,880,589	$(7,801)	$(14,326,780)	$(5,453,169)

See accompanying notes to consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

Note 1. Basis of Presentation and Going Concern

Nature of Operations —BioHiTech Global, Inc. (the “Company”) through its wholly-owned subsidiaries, BioHiTech America, LLC and BioHiTech Europe Limited, (collectively “subsidiaries”). offers its customers cost-effective and technologically innovative advancements integrating technological, biological and mechanical engineering solutions for the control, reduction and / or reuse of organic waste.

Basis of Presentation — The accompanying consolidated financial statements include the accounts of BioHiTech Global, Inc. and its subsidiaries (the “Company” or “BioHiTech”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany transactions have been eliminated in consolidation.

Reclassifications to certain prior period amounts have been made to conform to current period presentation. These reclassifications have no effect on previously reported net loss.

The accounts of business acquisitions during 2015 are included in the consolidated financial statements from the dates of acquisition. There were no acquisitions during the year ended December 31, 2014.

Going Concern — For the year ended December 31, 2015, the Company had a net loss of $5,001,452, incurred a consolidated loss from operations of $4,545,646 and used net cash in consolidated operating activities of $3,170,427. At December 31, 2015, consolidated stockholders’ deficit amounted to $5,453,169 and the Company had a consolidated working capital deficit of $5,046,416. The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of debt and equity securities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management's plans, which include further implementation of its business plan and continuing to raise funds through debt and/or equity raises.

The Company presently is in the process of raising up to $6,000,000 in an unsecured convertible debt offering. As more fully disclosed in Note 20, the Company has raised $2,500,000 of such notes subsequent to December 31, 2015, of which $2,250,000 was with related parties. In addition to pursuing the completion of the entire offering, the Company is exploring other alternative means of expanding its capital base and improving cash flows.

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

Note 2. Summary of Significant Accounting Policies

Use of Estimates — The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States (“GAAP”), requires the extensive use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. Estimates are used when accounting for items and matters including, but not limited to, allowance for uncollectible accounts receivable, slow moving and excess inventory, asset valuations, including good will and intangibles, and useful lives, employee benefits, taxes and other provisions and contingencies.

Foreign Operations — Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates existing at the respective balance sheet dates. Income and expense items are translated at the average rates during the respective periods. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of other comprehensive income (loss) while transaction gains and losses are recorded in net earnings (loss). Deferred taxes are not provided on cumulative foreign currency translation adjustments as the Company presently expects foreign earnings to be permanently reinvested.

The Company pays Value Added Tax (“VAT”) or similar taxes (“input VAT”) within the normal course of its business in in the Untied Kingdom on merchandise and/or services it acquires. The Company also collects VAT or similar taxes on behalf of the government (“output VAT”) for merchandise and/or services it sells. If the output VAT exceeds the input VAT, then the difference is remitted to the government, usually on a monthly basis. If the input VAT exceeds the output VAT, this creates a VAT receivable. The Company either requests a refund of this VAT receivable or applies the balance to expected future VAT payables.

Fair Value Measurements — Certain assets and liabilities are required to be recorded at fair value on a recurring basis. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Assets measured at fair value on a nonrecurring basis include long-lived assets held and used, long-lived assets held for sale, goodwill and other intangible assets. The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The three-tier value hierarchy, which prioritizes valuation methodologies based on the reliability of the inputs, is:

Level 1 — Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 — Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

The Company had no financial instruments measured at fair value on a recurring basis as of December 31, 2015. As of December 31, 2014, the Company had a current warrant liability of $140,821 measured on a recurring basis. During 2015, the warrant was issued with a fair value of $139,359 on the date of the issuance and the fair value was reclassified to additional paid in capital.

A goodwill impairment amount of $10,482 is included in operating expenses in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2015. This level 3 measurement was based on unobservable inputs (which reflect the Company’s internal market assumptions) that are supported by little or no market activity and are significant to the fair value measurement.

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

Product and Services Revenue Recognition — The Company recognizes revenue for the majority of its products sold upon transfer of title and the passage of the risk of ownership, which is generally upon shipment to the customer. Revenue from services is recognized as services are performed.

The Company recognizes revenue from multiple-element arrangements when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectability of the sale is reasonably assured. The Company’s arrangements do not contain general rights of return.

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

The Company records taxes collected from customers and remitted to governmental authorities on a net basis.

Lease Revenue Recognition — The Company recognizes revenue from the rental of the digester units ratably on a monthly basis over the term of the lease, as it has determined that the rental agreements entered into in connection with its EcoSafe Digester units qualify as operating leases, for which the Company is the operating lessor. In order to determine lease classification as operating, the Company evaluates the terms of the rental agreement to determine if the lease includes any of the following provisions which would indicate capital lease treatment:

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

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

Accounts Receivable, net — Receivables are stated net of allowances for doubtful accounts and primarily include trade receivables, notes receivable and miscellaneous receivables. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and the Company’s historical collection experience.

Inventory — Inventory include parts, assemblies and finished equipment, which are stated at the lower of cost (based on the First-In, First-Out (FIFO) or specific identification methods) or market and net of excess and slow moving reserves. Provisions for excess and obsolete inventories are made at differing rates, utilizing historical data and current economic trends, based upon the age and type of the inventory.

Equipment, Fixtures and Vehicles, Including Equipment Leased to Others — Equipment, fixtures and vehicles, including equipment leased to others, is stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, as follows:

Years
Equipment leased to others	7
Computer software and hardware	3-5
Vehicles	5
Furniture and fixtures	7-15

Long-Lived Assets — The Company assesses potential impairments to its long-lived assets if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are reviewed annually for impairment, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. An impaired asset is written down to its estimated fair value based upon the most recent information available. Estimated fair market value is generally measured by discounting estimated future cash flows.

Goodwill — Goodwill is reviewed for impairment annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value.

The Company may perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value is less than its carrying amount. In performing this qualitative analysis, the Company considers various factors, including the excess of prior year estimates of fair value compared to carrying value, the effect of market or industry changes and the actual results compared to projected results. Based on this qualitative analysis, if management determines that it is more likely than not that the fair value of the reporting unit is greater than its carrying value, no further impairment testing is performed.

The Company may also perform a quantitative, assessment to determine whether it is more likely than not that the fair value is less than its carrying amount based on comparable market valuations and expected future discounted cash flows to be generated. If the carrying value exceeds the fair value, the Company performs an additional fair value measurement calculation to determine the impairment loss, which is charged to operations in the period identified.

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

Deferred Offering Costs — Offering costs related to the issuance of long-term debt are deferred and included in prepaid expenses and other current assets or in non-current assets, depending upon the classification of the debt to which the costs relate. Deferred offering costs are amortized as an interest expense over the term of the related debt instruments.

Financial Instruments, Convertible Instruments, Warrants and Derivatives — The Company reviews its convertible instruments for the existence of embedded conversion features which may require bifurcation, if certain criteria are met, the bifurcated derivative financial instrument is required to be recorded at fair value and adjusted to market at each reporting period end date. The Company also reviews and re-assesses, at each reporting date, any common stock purchase warrants and other freestanding derivative financial instruments and classifies them on the consolidated balance sheet as equity, assets or liabilities based upon the nature of the instruments.

Amortization — Certain costs to acquire and develop computer software are capitalized and amortized over their estimated useful life using the straight-line method, up to a maximum of five years. Deferred debt issuance costs are amortized over the term of the related debt. Other intangible assets, except for those intangible assets with indefinite lives, are recognized separately from goodwill and are amortized over their estimated useful lives. Other intangible assets with indefinite lives are not amortized.

Shipping Costs — Shipping and handling charges are recorded gross in both the revenue and in cost of revenue and amounted to $35,341, and $71,347 for the years ended December 31, 2015 and 2014, respectively.

Advertising — The Company expenses advertising costs as incurred. Advertising expense amounted to $22,218 and $51,903 for the years ended December 31, 2015 and 2014, respectively.

Research and Development — All research and development costs incurred by the Company are expensed as incurred.

Comprehensive Income (Loss) — Comprehensive income (loss) for the Company consists of net earnings (loss), foreign currency translation adjustments and changes in the fair value of certain derivative financial instruments.

Income Taxes — Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given provisions of enacted laws. Deferred income tax provisions and benefits are based on changes to the asset or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which it operates, estimates the future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax planning and strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more than likely” criteria.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

Income Taxes - Pro Forma C corporation Presentation — As a result of the Swift Start Reverse Merger, the Company’s results of operations are taxed as a C Corporation. Prior to the merger, the Company’s operations were taxed as a limited liability company, whereby the Company elected to be taxed as a partnership and income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes has been provided in the accompanying financial statements for periods prior to August 6, 2015.

The unaudited pro forma computation of income tax provision included in the statements of operations and comprehensive loss, represent the tax effects that would have been reported had the Company been subject to U.S. federal and state income taxes for all the periods presented. The Company provided the pro forma income tax disclosure for the years ended December 31, 2015 and 2014 to illustrate what the Company’s net loss would have been had income taxes been provided for as though the Company were subject taxes as a C corporation.

For purposes of the pro forma computation, the Company’s effective tax rate, before valuations, would have been 36.4% and would have resulted in deferred tax assets of $1,786,204 and $362,857 for federal and state purposes, respectively, arising primarily from net operating loses. As with the period for which the Company is taxed as a C corporation, a full valuation allowance due to the level of uncertainty relative to the realization of the deferred tax assets has been provided in the pro forma presentation, resulting in an effective rate of 0.0%. Actual rates and expenses could have differed had the Company actually been subject to U.S. federal and state income taxes for all periods presented. Therefore, the unaudited pro forma amounts are for informational purposes only.

Loss Per Share — Basic earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. In computing diluted earnings (loss) per share, basic earnings (loss) per share is adjusted for the assumed issuance of all potentially dilutive share-based instruments.

Note 3. Acquisitions and Disposals

Swift Start Reverse Merger — On August 6, 2015, the Company (formerly know as Swift Start Corp.) executed an Agreement of Merger and Plan of Reorganization with BioHitech America, LLC (“BHTA”) and BioHiTech Global, Inc., a wholly-owned subsidiary of the Company (“Acquisition”), pursuant to which Acquisition merged with and into BHTA in a reverse merger (the “Merger”), with BHTA surviving as a wholly-owned subsidiary of the Company. As consideration for the Merger, the Company issued the interest holders of BHTA an aggregate of 6,975,000 shares of its common stock, par value $0.0001 per share, in accordance with their pro rata ownership of BHTA’s membership interests. In connection with the Merger, the Company’s interest holders retired and canceled an aggregate of 8,515,000 shares of its common stock. Following the consummation of the Merger, the issuance of the 6,975,000 shares of common stock to BHTA’s interest holders and the retirement of the 8,515,000 shares of common stock, the Company had 7,500,000 shares of common stock issued and outstanding, with the former BHTA interest holders beneficially owning approximately 93% of such issued and outstanding shares of common stock.

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

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

The Merger was accounted for as a reverse business combination. Under this method of accounting, the Company was treated as the acquiring company for financial reporting purposes. The net liabilities of Swift Start are stated at fair value, while the assets and liabilities of the Company are recognized at their historical basis. Pursuant to the reverse business combination, the Company has restated its consolidated statements of stockholders’ deficiency on a recapitalization basis, so that all accounts are now presented as if the reverse business combination had occurred at the beginning of the earliest period presented. The operating results for Swift Start are included in the consolidated financial statements from the effective date of the reverse business combination of August 6, 2015 and have not have a material impact on the financial statements. The $10,500 of net assets and fair value of Swift Start were immaterial as of the merger and in addition to recognizing $18 of cash acquired, $10,482 was initially recognized as goodwill based upon historical stock acquisition prices of Swift Start. As part of management’s evaluation of goodwill as of December 31, 2015, it was determined that the goodwill did not have a continuing value to the Company and it was written off as an impairment charge. Supplemental pro forma information has not been presented because the effect of the acquisition was deminimus to the Company’s consolidated financial results. Investment banking fees relating to the completion of this merger amount to $175,000, which along with continuing service fees amounting to $75,000 are included in accrued expenses as of December 31, 2015 in the accompanying consolidated balance sheet.

Sale of QTAG Operations — On May 29, 2015, the Company consummated the sale of its QTAG operations to CBI Mobile (Bahamas) Ltd. (“CBI Mobile”) for an aggregate sales price of $290,000 plus certain accounts receivable, less certain deferred revenue. CBI Mobile also acquired the developed technology, customer and client contracts and customer lists associated with QTAG. CBI Mobile paid the Company $75,000 cash at closing and the balance of $215,000 in the form of a promissory note (“Secured Promissory Note”). The Secured Promissory Note bears interest at 9.5% per annum and is due on May 29, 2016. During 2015, the Company recorded a gain on the sale of the QTAG operations in the amount of $191,805, inclusive of the write-off of goodwill of $30,550 related to the Company’s initial acquisition of QTAG in 2013. At December 31, 2015, the balance outstanding on the Secured Promissory Note amounted to $110,011.

Note 4. Accounts Receivable, net

Accounts receivable consists of the following:

	December 31,
	2015	2014
Accounts receivable	$271,862	$190,885
Less: allowance for doubtful accounts	(65,574)	(72,179)
	$206,288	$118,706

Allowance for doubtful accounts activities are as follows:

	Year Ended December 31,
	2015	2014
Balance at beginning of year	$72,179	$16,213
Provision for doubtful accounts	39,247	64,179
Amounts written off	(45,852)	(8,213)
Balance at end of year	$65,574	$72,179

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

Note 5. Inventory

Inventory, comprised of finished goods and parts or assemblies, consists of the following:

	December 31,
	2015	2014
Equipment	$194,791	$65,098
Parts and assemblies	79,513	127,235
	$274,304	$192,333

Note 6. Equipment on Operating Leases, net

Property on operating leases consist of the following:

	December 31,
	2015	2014
Leased equipment	$1,601,005	$1,430,170
Less: accumulated amortization	(756,511)	(574,734)
	$844,494	$855,436

Depreciation expense, included in cost of revenue, amounted to $218,676 and $186,578 for the years ended December 31, 2015 and 2014, respectively.

The Company is a lessor of EcoSafe digester units under non-cancellable operating lease agreements expiring through October 2020. Revenue under the agreements, which is included in rental, service and parts revenue, was $504,950 and $371,052 for the years ended December 31, 2015 and 2014, respectively. The minimum future estimated contractual payments to be received under these leases is as follows:

Year Ending December 31,
2016	$517,785
2017	379,195
2018	293,158
2019	210,895
2020	105,781
Total minimum lease income	$1,506,814

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

Note 7. Equipment, Fixtures and Vehicles, net

Equipment, fixtures and vehicles consist of the following:

	December31,
	2015	2014
Computer software and hardware	$85,397	$73,643
Furniture and fixtures	48,196	43,067
Vehicles	69,253	41,650
	202,846	158,360
Less: accumulated depreciation and amortization	(141,158)	(116,868)
	$61,688	$41,492

Depreciation and amortization expense amounted to $24,290 and $17,670 for the years ended December 31, 2015 and 2014, respectively.

Note 8. Intangibles Assets, net

Intangible assets consist of the following:

	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2015:
Distribution agreements	10	$902,000	$(547,467)	$354,533
Website	3	23,388	(12,883)	10,505
Intangible assets, net		$925,388	$(560,350)	$365,038
December 31, 2014:
Distribution agreements	10	$902,000	$(457,267)	$444,733
Developed technology	3	139,000	(57,916)	81,084
Website and other	3	27,661	(5,087)	22,574
Intangible assets, net		$1,068,661	$(520,270)	$548,391

Amortization expense, included in depreciation and amortization of operating expenses, amounted to $117,302 and $141,620 for the years ended December 31, 2015 and 2014, respectively.

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

At December 31, 2015, future annual estimated amortization expense is summarized as follows:

Year Ending December 31,
2016	$97,996
2017	92,909
2018	90,200
2019	43,533
2020	20,200
Thereafter	20,200
Total	$365,038

Note 9. Risk Concentrations

Credit risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institutions. At times, the Company’s cash may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. During the year ended December 31, 2015, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Concentrations of credit risk with respect to accounts receivables are limited due to the large number of customers comprising the Company’s customer base and generally short payment terms. The Company does not require collateral and performs credit checks as considered necessary.

Major customers — During the year ended December 31, 2015, two customers represented at least 10% of revenues, each accounting for 13% of revenues. During the year ended December 31, 2014 one customer represented at least 10% of revenues, accounting for 13% of revenues.

As of December 31, 2015 four customers represented at least 10% of accounts receivable, accounting for 17%, 15%, 11% and 10% of accounts receivable. As of December 31, 2014 three customers represented at least 10% of accounts receivable, accounting for 42%, 33% and 13% of accounts receivable.

Vendor concentration — During the year ended December 31, 2015, two vendors represented at least 10% of cost of revenues, accounting for 63% (BioHiTech International, a related party) and 11% of cost of revenues. During the year ended December 31, 2014, two vendors represented at least 10% of cost of revenues, accounting for 32% (BioHiTech International, a related party) and 11% of cost of revenues.

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

As of December 31, 2015 two vendors represented at least 10% of accounts payable, accounting for 37% (BioHiTech International, a related party) and 12% of accounts payable. As of December 31, 2014, two vendors represented at least 10% of accounts payable, accounting for 31% (BioHiTech International, a related party) and 12% of accounts payable.

Note 10. Related Party Transactions

Related parties include Directors, Senior Management Officers, and shareholders who own a 5% or greater ownership interest at the time of a transaction, plus their immediate family. The table below presents direct related party assets and liabilities as of December 31, 2015 and 2014 and other transactions or conditions during the years then ended. Compensation and related costs for employees of the Company are excluded from the table below.

		2015	2014
Assets:
Intangible assets, net	(a)	$354,533	$444,733

Liabilities:
Accounts payable		470,490	82,743
Accrued interest payable		275,517	93,270
Notes payable (Note 11)		300,000	-
Advance from related party	(d)	710,000	50,000
Promissory note - related parties	(e)	1,710,000	1,000,000
Convertible notes - related parties	(f)	-	900,000

Other:
S, G & A - Rent expense	(b)	67,225	42,600
S, G & A - Consulting expense	(a)	200,000	200,000
Interest expense		339,363	82,049
Cost of revenue, inventory or equipment on operating leases acquired	(a)	633,819	468,860
Line of credit	(c)	2,488,753	2,455,713
Senior convertible notes issued and converted	(f)	200,000	-
Convertible notes issued and converted	(f)	500,000	-

There were no revenues earned from related parties during the years ended December 31, 2015 and 2014.

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

(a)	Distribution Agreement — BioHiTech has an exclusive license and distribution agreement (the “License Agreement”) with BioHiTech International (“BHT-I”), a company owned by Chun-Il Koh, a BioHiTech shareholder and other unrelated parties. The License Agreement, which was originally executed on May 2, 2007 and subsequently amended several times, most recently on August 30, 2013, provides the following rights through December 31, 2023 (unless extended by mutual agreement).

•	The exclusive right and license to sell, lease, license, import, distribute, market and advertise the Eco-Safe Digester products on a worldwide basis; and
•	The exclusive right of first refusal and license to manufacture or to have manufactured all products related to Eco-Safe Digester, after the existing inventory of BHT-I has been exhausted; and
•	The exclusive worldwide right to have made, use, offer to sell, sell and import products, systems, methods and accessories covered by BHT-I patents, trademarks and service marks; and
•	The exclusive worldwide right and license to have manufactured, sell, lease, license, import, distribute, market, advertise and otherwise promote any future new related technologies developed by BHT-I.

The License Agreement, as amended provides for annual payments to Mr. Koh in the amount of $200,000 for the term of the License Agreement and a 2.5% additional commission on all sales closed by Mr. Koh.

(b)	Facility Lease — The Company leases its corporate headquarters and warehouse space from BioHiTech Realty LLC, a company owned by two stockholders of the Company. The initial lease expired on October 31, 2014 and was replaced by an office and a warehouse lease that were executed in July 2015 and expire in 2020. Each lease contains a renewal option for an additional five-year period. Rent expense under these leases for the years ended December 31, 2015 and 2014 amounted to $67,225 and $42,600, respectively, which is included in the selling, general and administrative expense on the accompanying consolidated statements of operation. Minimum lease payments under these operating leases are:

Year Ending December 31,
2016	$95,630
2017	97,066
2018	98,524
2019	100,003
2020	41,926
Total	$433,149

(c)	Line of Credit — Under the terms of the line of credit, several related parties have personally guaranteed the line and are contingently liable should the Company not meet its obligations under the line.

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

(d)	Advance from Related Party — During the years ended December 31, 2015 and 2014, the Company’s Chief Executive Officer advanced the Company an aggregate of $1,165,000 and $50,000, respectively. The advances bear interest at 13% and are unsecured and due on demand. During 2015, advances amounting to $505,000, including $50,000 outstanding as of December 31, 2014, were converted into a promissory note as part of the amendment to the note. There are no financial covenants related to this advance and there are no formal commitments to extend any further advances.

(e)	Promissory Note - Related Party — On June 25, 2014, the Company entered into a secured promissory note with the Company’s Chief Executive Officer in the aggregate amount of $1,000,000 (the “Promissory Note”). The Promissory Note bore interest at 13% per annum and was due on the earlier of (a) a change of control (as defined in the Promissory Note), (b) an event of default (as defined in the Promissory Note), (c) the two-year anniversary of the Promissory Note, and (d) a Qualified Financing. For purposes of the Promissory Note, a Qualified Financing was defined as the first issuance of debt or equity by the Company through which the Company received gross proceeds of a minimum of $1,500,000 from one or more financial institutions or accredited investors.

On July 31, 2015, the aforementioned note was amended and restated to provide for an aggregate borrowing amount of $1,750,000 (the “Amended Promissory Note”). The Amended Promissory Note bears interest at 13% per annum and is due on the earlier of (a) a change of control (as defined in the Amended Promissory Note), (b) an event of default (as defined in the Amended Promissory Note), (c) the two-year anniversary of the Amended Promissory Note, and (d) a Qualified Financing. For purposes of the Amended Promissory Note, a Qualified Financing is defined as the first issuance of debt or equity by the Company through which the Company receives gross proceeds of a minimum of $6,000,000 from one or more financial institutions or accredited investors. In connection with the Amended Promissory Note, advances in the total amount of $505,000 were converted into and included in the promissory notes.

Interest expense as a component of comprehensive loss related to the notes amounted to $181,155 and $67,914 for the year ended December 31, 2015 and 2014, respectively.

(f)	Convertible and Senior Convertible Notes – In connection with the Company’s issuance of convertible notes and senior convertible notes, as further disclosed in Note 11, certain related parties participated in the offering. With respect to these notes, interest expense as a component of comprehensive loss for the years ended December 31, was:

	2015	2014
Convertible notes	$138,174	$11,389
Senior convertible notes	7,543	-

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

Note 11. Line of Credit, Notes Payable, Advance, Promissory Note, Convertible Promissory Notes and Long Term Debt

Notes, lines, advances and long term debts are comprised of the following:

	December 31, 2015		December 31, 2014
	Total	Related Party	Total	Related Party
Line of credit	$2,488,753	$-	$2,455,713	$-
Notes payable	400,000	300,000	-	-
Advances	710,000	710,000	50,000	50,000
Promissory notes	1,710,000	1,710,000	1,000,000	1,000,000
Convertible notes	-	-	900,000	900,000
Senior convertible notes	-	-	-	-
Long term debt - other:
Long term portion	19,573	-	7,169	-
Current portion	8,260	-	3,186	-

Line of Credit — The Company has a revolving line of credit with a bank which provides for aggregate borrowings of up to $2,500,000. The line of credit is due on demand and bears interest at Prime plus 3% (4.00% at December 31, 2015), which is recorded as a component of interest expense. The line of credit is secured by the Company's assets, is personally guaranteed by certain stockholders of the Company and does not have any financial covenants. The line of credit also provides for letters of credit aggregating $250,000. During the years ended December 31, 2015 and 2014, there were no outstanding letters of credit.

Convertible Promissory Notes — During the years ended December 31, 2015 and 2014, the Company entered into convertible promissory notes of $500,000 and $900,000, respectively, totaling $1,400,000 (the “Convertible Promissory Note”). The Convertible Promissory Notes bear interest at 13% per annum, which is recorded as a component of interest expense, and were due on the earlier of (a) a change of control (as defined in the Convertible Promissory Note), (b) an event of default (as defined in the Convertible Promissory Note), or (c) the two-year anniversary of the Convertible Promissory Note. In the event that there is a Qualified Financing prior to the repayment of the Convertible Promissory Notes, the Convertible Promissory Notes will automatically be converted into equity interests of the Company on terms no less favorable to the lenders than the terms provided to the investors in connection with the Qualified Financing. For purposes of the Convertible Promissory Notes, a Qualified Financing is defined as the first issuance of equity by the Company through which the Company receives gross proceeds of a minimum of $4,000,000 from one or more financial institutions or accredited investors. Interest expense is recorded as a component of interest expense in the accompanying statement of comprehensive loss.

On October 27, 2015, all amounts outstanding under the Convertible Promissory Notes, inclusive of accrued interest amounting to $149,572, were converted into 442,735 shares of the Company’s common stock at a conversion price of $3.50 per share, which was mutually agreed to by the Company the debt holders.

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

Senior Convertible Promissory Notes — During the year ended December 31, 2015, the Company entered into senior convertible promissory notes in the totaling $800,000 (the “Senior Convertible Promissory Notes”). The Senior Convertible Promissory Notes bear interest at 9% per annum, which is recorded as a component of interest expense, and are due on the earlier of (a) the two-year anniversary of the respective Senior Convertible Promissory Notes and (b) the consummation of a Qualified Financing (as defined below). In the event that there is a Qualified Financing prior to the two year anniversary of the Senior Convertible Promissory Notes, (a) the outstanding principal will be automatically converted into equity interests of the Company based upon a valuation equal to the Closing Price (as defined below); and (b) all accrued and unpaid interest will be payable either in cash or equity interests of the Company based upon a valuation equal to the Closing Price, as determined by the Company in its sole discretion. For purposes of the Senior Convertible Promissory Notes, (a) a Qualified Financing is defined as the first issuance of equity by the Company through which the Company receives gross proceeds of a minimum of $5,000,000 from one or more financial institutions or accredited investors and (b) the Closing Price means an amount equal to 90% of the agreed upon value of the Company’s equity interest in connection with the Qualified Financing.

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

The Senior Convertible Promissory Notes contain a contingent beneficial conversion feature that is required to be measured using the commitment date stock price and recognized as an expense when the contingency is resolved. The terms of the contingent conversion option in the Senior Convertible Promissory Notes do not permit the Company to compute the number of equity interests that the Senior Convertible Promissory Note holders would receive if the contingent event occurs and the conversion price is adjusted. Accordingly, the Company must wait until the contingent event occurs to compute the number of shares that will issued pursuant to the conversion price and then recognize such amount as interest expense. Interest expense related to Senior Convertible Promissory Notes is recorded as a component of interest expense in the accompanying consolidated statements of comprehensive loss.

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

On October 27, 2015, all amounts outstanding under the Senior Convertible Promissory Notes, inclusive of $29,418 accrued interest, were converted into 236,977 shares of the Company’s common stock at a conversion price of $3.50 per share, which was mutually agreed to by the Company and the debt holders.

Warrants expiring between May and July of 2020 representing an $80,000 purchase equity interest remain outstanding. The warrants allow the holders to acquire up to $80,000 of the Company’s common stock at a price of 120% of the closing price of the Company’s first issuance of equity in one, or a series of related transactions, through which the Company receives gross process of $5,000,000 or more from one or more financial institutions or “accredited investors,” as defined by the Securities Act of 1933. Should the Company not consummate such an issuance of equity by the expiration of the warrants, the warrants shall never be exercisable.

Promissory Notes — During the year ended December 31, 2015, the Company entered into several unsecured promissory notes in the aggregate amount of $400,000, which do not have any financial covenants. The promissory notes are due from July through October 2016 and bear interest at 7.5% per annum, which is recorded as a component of interest expense in the accompanying statement of comprehensive loss.

Other Borrowings — Other represents two loans collateralized by vehicles with interest ranging from 1.9% to 4.98%. Amortizing principal payment requirements are as follow:

Year Ending December 31,
2016	$8,260
2017	8,525
2018	5,410
2019	5,200
2020	438
Total	$27,833

Note 12. Equity Transactions

The Company has had the following equity related transactions over the two years ended December 31, 2015:

In connection with the reverse merger with Swift Start (See Note 3), the equity accounts of the Company have been retroactively conformed to the present capital structure. Prior to the Swift Start transaction, the capital section of the primary company was comprised of two-classes of membership in a limited liability company structure. All classes converted into common stock on equal terms.

Subscription – In February 2014, the Company received payment on a subscription that originally was the result of a Class B Common Interest transaction that was initiated in 2013. The $500,000 payment on the subscription has been treated as an acquisition of stock.

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

Investment Banking Fees Paid with Equity – In connection with an Investment Banking Services Agreement the Company issued Class A interests valued at $372,600, which has been reflected as an expense in the year ended December 31, 2014. These interests converted into common stock as a result of the Swift transaction and have been presented as an issuance of common stock. The fair value of the Class A Common Interests was determined by the Company and was derived from a valuation using discounted cash flows under the Income Approach. Management selected the Income Approach based on the Company being an operating entity expected to generate future cash flows and the fact that any future sale or transaction is expected to be based on the Company’s future cash flow expectations. A discounted cash flow analysis was developed based on the Company’s projections, historical financial information and guideline company/industry growth and margin indications. The discount rate applied to the Company’s projections of 20% was based on the weighted average cost of capital.

Warrants and Warrant Liability – In connection with BioHiTech October 2013 Class B Common Interests private placement offering, BioHiTech agreed to issue Barksdale Global Holdings, LLC (“Barksdale”) warrants to purchase a number of Class B Common Interests of BioHiTech, as now converted into common shares of the Company. The warrants were subsequently issued on June 30, 2015, whereby Barksdale was issued a warrant to purchase up to $140,000 of BioHiTech’s Class B Common Interests on or before the expiration date of June 30, 2020. The warrant is exercisable during the period commencing upon the consummation of the Company’s next successive equity raise in which the Company receives gross proceeds of a minimum of $5.0 million (“Qualified Financing”).

If the Company does not consummate a Qualified Financing prior to the expiration date, the warrant shall never be exercisable. Notwithstanding the forgoing, Barksdale may not exercise the warrant within 12 months of the consummation date of the Merger. The Company estimated the fair value of the warrant on the measurement date to be $14,182 (or $10,744 per warrant) using a Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 50.24%, (2) risk-free interest rate of 1.42% and (3) expected life of five years. The fair value of the warrant was recorded as a current liability in the accompanying consolidated balance sheet as of December 31, 2014. During 2015, as a result of the issuance of the warrants, the Company reclassified the warrant liability to stockholders’ deficit. The fair value of the warrant on the date of issuance was $139,359, or $105,575, using a Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 45.36%, (2) risk-free interest rate of 1.63% and (3) expected life of five years.

Reverse Business Combination – See Note 3.

Conversion of Promissory Notes – See Note 11.

Conversion of Senior Promissory Notes – See Note 11.

Issuance of Restricted Stock in Connection with Investor Relations Services Agreement – On October 28, 2015, the Company entered into a one-year investor relations consulting agreement, commencing on November 1, 2015. In exchange for such services, the Company will pay a monthly fee of $8,500, for which, the payment of such fee will be deferred until the Company raises at least $2.5 million in financing. Upon closing, the Company will pay the full amount accrued and will pay monthly for the remainder of the contract. In addition, the Company issued 50,000 shares of fully vested restricted common stock at a per share price of $3.50, the price at which the promissory notes converted at on October 27, 2015.

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

Note 13. Income Taxes

The following table presents the components of income tax expense (benefit) from operations for the year ended December 31, 2015.

Federal:
Deferred	$(1,055,914)
State and local:
Deferred	(215,098)
Change in valuation allowance	1,271,012
Income tax provision	$-

The following table presents a reconciliation of differences between the Federal statutory tax rate and the Company’s effective income tax rate for the year ended December 31, 2015:

U. S. Federal Statutory rate	(34.0)%
Non-U.S. losses	1.0
Losses incurred before change in corporate tax status	14.3
Local taxes, net of benefit	(2.8)
(21.5)
Change in valuation allowance	21.5
Effective income tax rate	-%

The following table presents the Company’s net deferred tax assets and valuation allowance as of December 31, 2015:

Deferred tax assets:
Net operating losses - Federal	$1,067,247
Net operating losses - State	217,765
1,285,012
Deferred tax liabilities:
Property and equipment - Federal	(11,333)
Property and equipment - State	(2,667)
(14,000)
Net deferred tax assets	1,271,012
Valuation allowance	(1,271,012)
Net deferred tax assets	$-

The net operating loss carryovers may be subject to limitation under Internal Revenue Code Section 382 should there be greater than a 50% ownership change as determined under the regulations. At December 31, 2015, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $2,689,000. The federal net operating loss carryforwards will expire, if not utilized, beginning December 31, 2035. There were no net operating losses for federal corporate income tax purposes prior to the year ended December 31, 2015.

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

Note 14. Equity Incentive Plan

During 2015, the Company established the BioHiTech Global, Inc. 2015 Equity Incentive Plan, which is available to eligible employees, directors, consultants and advisors of the Company and its affiliates. The plan allows for the granting of incentive stock options, nonqualified stock options, reload options, stock appreciation rights and restricted stock representing up to 750,000 shares. No awards were granted during the year ended December 31, 2015.

Note 15. Employee 401(k) Savings Plan

During 2015 the Company established a defined contribution retirement savings plan qualified under Section 401(k) of the Internal Revenue Code, which became operative effective January 1, 2016. Under the plan, employees may contribute a percentage of eligible compensation on both a before-tax and after-tax basis. The Company may match a percentage of employee’s before-tax contributions, but is not required to do so, as the annual matching contributions are discretionary. No contributions had been made to the plan by either the employees or the Company during the year ended December 31, 2015.

Note 16. Commitments and Contingencies

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

Note 17. Operating Leases

The Company rents its headquarters and attached warehousing space from a related party (see Note 10) and their research and development office from an unrelated party under operating leases. The research and development office lease commenced in October 2015 and will expire in 2018, subject to one renewal option for an additional one-year period. The total future minimum lease payments under all of these leases is:

Year Ending December 31,
2016	$117,392
2017	119,480
2018	115,710
2019	100,003
2020	41,926
Total	$494,511

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

Note 18. Supplemental Consolidated Statement of Cash Flows Information

Changes in non-cash operating assets and liabilities, as well as other supplemental cash flow disclosures, are as follows:

	Years Ended December 31,
	2015	2014
Changes in operating assets and liabilities:
Accounts receivable	$(167,152)	$(7,969)
Note receivable	104,927	-
Inventory	(271,171)	(167,201)
Advances to vendors	-	73,650
Prepaid expenses and other current assets	(20,019)	(35,979)
Other assets	(27,583)	(5,351)
Accounts payable	953,087	136,747
Accrued interest payable	373,608	93,270
Accrued expenses	493,461	(30,291)
Deferred revenue	653	73,693
Customer deposits	(4,789)	2,736
Net change in non-cash working capital items	$1,435,022	$133,305

Supplementary cash flow information:
Cash paid during the year for:
Interest	$91,811	$82,295
Taxes	-	-

Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Conversion of senior promissory notes and related accrued interest into common stock	$829,418	$-
Advances to vendors applied to inventory	44,700
Goodwill recognized in connection with Swift Start acquisition	10,482	-
Conversion of related party advances to related party promissory note	505,000	-
Conversion of promissory notes and related accrued interest into common stock	1,549,572	-
Warrants issued in connection with advisory services	139,359	-
Transfer of inventory to leased equipment	233,900	298,848

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

Note 19. Recent Accounting Pronouncements

Revenue from Contracts with Customers — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 201-09). ASU 201-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09, as amended, is effective for fiscal years beginning after December 15, 2017 and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company does not anticipate that the adoption, by means of a retrospective approach with a cumulative effect, if any, will have a material effect on its consolidated financial position or results of operations.

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern — In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company does not anticipate that the adoption will have a material effect on its consolidated financial position or results of operations.

Interest - Imputation of Interest — In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest,” which simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. In August 2015, ASU 2015-03 was amended by ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which adds language to ASU 2015-03 based on the SEC Staff Announcement that the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. For public business entities, the ASU, as amended, is effective for financial statements issued for fiscal years beginning after December 31, 2015 and their related interim periods. Early adoption is permitted. The Company does not anticipate that the adoption will have a material effect on its consolidated financial position or results of operations.

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

Inventory — In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires inventory measured using any method other than last-in, first out (“LIFO”) or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. This ASU is effective prospectively for fiscal years beginning after December 15, 2016 and their related interim periods. Early application is permitted. The Company does not anticipate that the adoption will have a material effect on its consolidated financial position or results of operations.

Leases – In February 2016, the FASB issued new lease accounting guidance (ASU No. 2016-02, Leases). Under the new guidance, at the commencement date, lessees will be required to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is not applicable for leases with a term of 12 months or less. Lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements.

Note 20. Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements are available to be issued. Any material events that occur between the balance sheet date and the date that the financial statements were available for issuance are disclosed as subsequent events, while the financial statements are adjusted to reflect any conditions that existed at the balance sheet date. Based upon this review, except as discussed below, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

Unsecured Subordinated Convertible Promissory Notes and Warrants — On February 10, 2016, the Company entered into a series of Securities Purchase Agreements (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Registrant agreed to sell and the Investors agreed to purchase in a private placement offering (the “Private Placement”) units (the “Units”) in the aggregate offering amount of $2,500,000, of which $2,250,000 was with related parties.

Each Unit is comprised of a convertible promissory note and warrants to purchase shares of the Company’s common stock. Each note bears interest at the rate of 8% per annum and is due on the earlier of: (i) February 10, 2018; (ii) the date the common stock is listed on The Nasdaq stock market or NYSE MKT; or (iii) a “Change of Control” of the Company, which is defined as a liquidation, dissolution, winding up, change in voting control or sale of all or substantially all of the Company’s assets. Each Note sold is convertible into shares of Common Stock equal to the outstanding principal amount under the note, plus any accrued and unpaid interest, divided by a conversion price (the “Conversion Price”) equal to the lowest of: (i) the trading price on the date of the listing; (ii) the price per share paid by investors in a subsequent underwritten public offering in connection with the listing; (iii) the lowest price paid by investors in a subsequent offering of the Registrant’s securities; (iv) the per share price in a change of control transaction; or (v) $3.75 per share. Prior to maturity, an investor may elect, at its option and in its sole discretion, to convert all or a portion of the outstanding principal amount under the note, plus any accrued and unpaid interest, into shares of common stock at a conversion price equal to $3.75 per share. The warrants are exercisable for a period of five years into shares of common stock equal to the number of shares of common stock into which the notes are convertible at an exercise price equal to 120% of the conversion price of the notes.

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

Advance from Related Party — Subsequent to December 31, 2015, the Chief Executive Officer advanced the Company additional working capital funds of $405,000. $215,000 of these advances, along with prior working capital advances were repaid from the proceeds of the issuance of the unsecured subordinated convertible promissory notes.

Related Party Promissory Note – Effective January 1, 2016, the promissory note owed to the Chief Executive Officer was amended and restated to increase amount of the note to $2,500,000, extend the maturity to December 31, 2017, if not otherwise accelerated in accordance with the note, and to provide for an interest rate of 10% upon the completion of the Company’s issuing a total of $6,000,000 in notes in connection with the Unsecured Subordinated Convertible Promissory Notes and Warrants offering, above.

Stock Option Grants — On March 1, 2016 the Board of Directors and Compensation Committee, under the BioHiTech Global, Inc. 2015 Equity Incentive Plan, granted 225,000 shares of restricted stock with vesting over the next three years, 378,750 non-qualified stock options vesting over the next three years and 122,500 performance share units.

Mechanical Biological Treatment Rights and Formation of Entsorga North America, LLC – On January 20, 2016 the Company formed a new wholly owned subsidiary, Entsorga North America, LLC. On February 29, 2015, Entsorga North America, LLC became a 31% equity owner of Apple Valley Waste Conversions, LLC (“AVWC”); an entity, which had not previously had any business activities, was also owned 20.9% by the Chief Executive Officer of the Company. Simultaneously, Entsorgafin, S.p.A, a company with intellectual property rights related to large scale mechanical biological treatment (“MBT”) of municipal or regional waste, granted rights to the MBT intellectual property, for distribution in a defined region of the United States that includes 11 north and mid-Atlantic eastern states, effective March 1, 2016, to AVWC and became, through a subsidiary, a 6.2% equity owner of AVWC.

BioHiTech Global, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders’

of BioHiTech Global, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of BioHiTech Global, Inc. and Subsidiaries (the “Company”) as December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioHiTech Global, Inc. and Subsidiaries, as of December 31, 2015 and 2014, and the consolidated results of its operations and comprehensive loss and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 of the financial statements, the Company has incurred a substantial loss from operations and had negative cash flow from operations for the year ended December 31, 2015. Notwithstanding the foregoing, the Company has minimal availability for additional borrowings from its existing credit facilities, which could result in the Company not having sufficient liquidity or minimum cash levels to operate its business. These conditions among others raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Marcum llp

Marcum llp

Melville, NY
March 29, 2016