Form 10-Q
period 2016-03-31
BIOHITECH GLOBAL, INC.
filed 2016-05-16
CIK 1590383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 10, 2016
Common Stock, $0.0001 par value per share	8,229,712 shares

BioHiTech Global, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Revenue
Rental, service and parts	$290,849	$212,912
Equipment sales	156,865	25,670
Other	15,013	43,045
Total revenue	462,727	281,627
Cost of revenue
Rental, service and parts	243,801	199,125
Equipment sales	104,765	48,803
Other	-	15,382
Total Cost of revenue	348,566	263,310
Gross profit	114,161	18,317
Operating expenses
Selling, general and administrative	1,028,649	509,453
Research and development	183,931	179,790
Professional fees	335,845	151,445
Depreciation and amortization	25,774	41,675
Total operating expenses	1,574,199	882,363
Loss from operations	(1,460,038)	(864,046)
Other (expense) income
Interest income	355	-
Interest expense	(149,159)	(105,375)
Total other expense	(148,804)	(105,375)
Net loss	(1,608,842)	(969,421)
Other comprehensive income
Foreign currency translation adjustment	7,906	-
Comprehensive loss	$(1,600,936)	$(969,421)

Net loss per share – basic and diluted	$(0.20)	$(0.14)
Weighted average number of common shares outstanding – basic and diluted	8,229,712	6,975,000

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(UNAUDITED)

	March 31, 2016	December 31, 2015
Assets
Current Assets
Cash	$138,951	$39,195
Accounts receivable, net	175,592	206,288
Inventory	306,604	274,304
Note receivable	55,656	110,011
Prepaid expenses and other current assets	65,174	67,136
Total Current Assets	741,977	696,934
Equipment on operating leases, net	899,095	844,494
Equipment, fixtures and vehicles, net	62,255	61,688
Intangible assets, net	340,539	365,038
Other assets	13,500	51,600
Total Assets	$2,057,366	$2,019,754

Liabilities and Stockholders' Deficit
Current Liabilities:
Line of credit	$2,463,736	2,488,753
Accounts payable	923,563	1,222,167
Accrued interest payable	102,800	287,888
Accrued expenses	462,579	548,522
Deferred revenue	141,132	48,103
Notes payable	100,000	100,000
Notes payable – related party	100,000	300,000
Advance from related party	-	710,000
Customer deposits	32,956	29,657
Long-term debt, current portion	8,325	8,260
Total Current Liabilities	4,335,091	5,743,350
Promissory note - related party	2,163,027	1,710,000
Long term accrued interest	33,333	-
Unsecured subordinated convertible notes, including related parties, net of deferred financing costs	2,424,164	-
Long-term debt, net of current portion	17,466	19,573
Total Liabilities	8,973,081	7,472,923

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value, 20,000,000 shares authorized; 8,229,712 shares issued and outstanding as of March 31, 2016 and December 31, 2015	823	823
Additional paid in capital	9,018,979	8,880,589
Accumulated deficit	(15,935,622)	(14,326,780)
Accumulated other comprehensive income (loss)	105	(7,801)
Total Stockholders' Deficit	(6,915,715)	(5,453,169)
Total Liabilities and Stockholders' Deficit	$2,057,366	2,019,754

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

	For the three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss:	$(1,608,842)	$(969,421)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	92,286	93,830
Provision for bad debts	(10,384)	2,331
Stock based compensation	138,390	-
Changes in operating assets and liabilities	(187,969)	165,054
Net cash used in operations	(1,576,519)	(708,206)

Cash flow from investing activities:
Purchases of equipment, fixtures and vehicles	(1,842)	(35,240)
Net cash used in investing activities	(1,842)	(35,240)

Cash flows from financing activities:
Net change in line of credit	(25,017)	(82,089)
Proceeds from long-term debt	-	23,500
Proceeds from convertible notes	250,000	-
Convertible notes deferred financing costs	(82,730)	-
Repayments of long-term debt	(2,042)	-
Related party:
(Repayment) increases of advances	(710,000)	855,000
Proceeds from promissory note	190,000	-
Proceeds from convertible notes	2,250,000	500,000
Repayment of promissory notes	(200,000)	(500,000)
Net cash provided by financing activities	1,670,211	796,411
Effect of exchange rate on cash	7,906	-
Net increase in cash	99,756	52,965
Cash – beginning of period	39,195	40,207
Cash – end of period	$138,951	$93,172

Note 16 includes supplemental cash flow information, non-cash investing and financing activities and changes in operating assets and liabilities.

See accompanying notes to unaudited condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(UNAUDITED)

Note 1. Basis of Presentation and Going Concern

Nature of Operations —BioHiTech Global, Inc. (the “Company”) through its wholly-owned subsidiaries, BioHiTech America, LLC, BioHiTech Europe Limited and Entsorga North America, LLC, (collectively “subsidiaries”) offers its customers cost-effective and technologically innovative advancements integrating technological, biological and mechanical engineering solutions for the control, reduction and / or reuse of organic waste.

Basis of Presentation — The accompanying condensed consolidated financial statements include the accounts of BioHiTech Global, Inc. and its operating subsidiaries (the “Company” or “BioHiTech”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany transactions have been eliminated in consolidation.

On January 20, 2016 the Company formed a wholly owned subsidiary, Entsorga North America, LLC (“ENA”). On February 29, 2016, through an amended limited liability agreement ENA became a 31% equity owner of Apple Valley Waste Conversions, LLC (“AVWC”); an entity, which has not previously had any business activities, was also owned 20.9% by the Chief Executive Officer of the Company, which combined represent a 51.9% controlling interest. Simultaneously, Entsorgafin, S.p.A, a company with intellectual property rights related to large scale mechanical biological treatment (“MBT”) of municipal or regional waste, granted rights to the MBT intellectual property, for distribution in a defined region of the United States that includes 11 north and mid-Atlantic eastern states, effective March 1, 2016, to AVWC and became, through a subsidiary, a 6.2% equity owner of AVWC. As of March 31, 2016 ENA and AVWC had no monetary assets, liabilities or activities and no value was ascribed to the intellectual property rights.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management’s opinion, however, that the accompanying condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2015, which contains the audited financial statements and notes thereto, for the years ended December 31, 2015 and 2014 included within the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2016. The financial information as of December 31, 2015 presented hereto is derived from the audited consolidated financial statements presented in the Company’s audited consolidated financial statements for the year ended December 31, 2015. The interim results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any future interim periods.

Reclassifications to certain prior period amounts have been made to conform to current period presentation. These reclassifications have no effect on previously reported net loss.

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(UNAUDITED)

Going Concern — For the three months ended March 31, 2016 and the year ended December 31, 2015, the Company had a net loss of $1,608,842 and $5,001,452, respectively, incurred a consolidated loss from operations of $1,460,038 and $4,545,646, respectively and used net cash in consolidated operating activities of $1,576,519 and $3,170,427, respectively. At March 31, 2016, consolidated stockholders’ deficit amounted to $6,915,715 and the Company had a consolidated working capital deficit of $3,593,114. The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of debt and equity securities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company presently is in the process of raising up to $6,000,000 in an unsecured subordinated convertible debt offering. As more fully disclosed in Note 11, the Company has raised $2,500,000 of such notes during the three months ended March 31, 2016, of which $2,250,000 was raised from related parties, as well as an additional $550,000 subsequent to March 31, 2016, as more fully disclosed in Note 18. In addition to pursuing the completion of the entire offering, the Company is exploring other alternative means of expanding its capital base and improving cash flows.

Note 2. Summary of Significant Accounting Policies

Use of Estimates — The preparation of consolidated financial statements, in conformity with GAAP, requires the extensive use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. Estimates are used when accounting for items and matters including, but not limited to, allowance for uncollectible accounts receivable, slow moving and excess inventory, asset valuations, including goodwill and intangibles, and useful lives, employee benefits, taxes and other provisions and contingencies.

Product and Services Revenue Recognition — The Company recognizes revenue for the majority of its products sold upon transfer of title and the passage of the risk of ownership, which is generally upon shipment to the customer. Revenue from services is recognized as services are performed.

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(UNAUDITED)

Lease Revenue Recognition — The Company recognizes revenue from the rental of the digester units ratably on a monthly basis over the term of the lease, as it has determined that the rental agreements entered into in connection with its Eco Safe Digester units qualify as operating leases, for which the Company is the operating lessor.

Deferred Financing Costs — Financing costs related to the issuance of long-term debt are deferred and included in prepaid expenses and other current assets or in non-current prior to the issuance of such debt. Deferred financing costs relating to issued debt are included as a reduction to the applicable debt and is amortized as an interest expense over the term of the related debt instruments.

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

Comprehensive Income (Loss) — Comprehensive income (loss) for the Company consists of net earnings (loss) and foreign currency translation.

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

For the three months ended March 31, 2016, the Company’s effective rate, before valuations, was 36.7% and would have resulted in net deferred tax assets for federal and state tax purposes arising primarily from net operating losses; A full valuation allowance due to the level of uncertainty relative to the realization of the deferred tax assets has been provided resulting in an effective tax rate of 0.0%.

Income Taxes - Pro Forma C Corporation Presentation — As a result of the Swift Start Reverse Merger (Note 3), the Company’s results of operations are taxed as a C Corporation. Prior to the merger, the Company’s operations were taxed as a limited liability company, whereby the Company elected to be taxed as a partnership and income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes has been provided in the accompanying financial statements for periods prior to August 6, 2015.

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(UNAUDITED)

For purposes of computing pro forma taxes, the company’s effective rate, before valuations, would have been 36.4% and would have resulted in net deferred tax assets arising primarily from net operating losses. As with the period for which the Company is taxed as a C corporation, a full valuation allowance due to the level of uncertainty relative to the realization of the deferred tax assets would have been provided, resulting in an effective tax rate of 0.0%. Actual rates and expenses could have differed had the Company actually been subject to U.S. federal and state income taxes for all periods presented. Therefore, the unaudited pro forma amounts are for informational purposes only.

Stock-Based Compensation — The Company accounts for stock options in accordance with ASC 718, “Compensation - Stock Compensation.” ASC 718 requires generally that all equity awards be accounted for at their “fair value.” This fair value is measured on the grant date for stock-settled awards. Fair value is equal to the underlying value of the stock for “full-value” awards such as restricted stock and performance shares, and is estimated using an option-pricing model with traditional inputs for “appreciation” awards such as stock options and stock appreciation rights.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, or in the period of grant for awards that vest immediately and have no future service condition. For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates: previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited. The expense resulting from share-based payments is recorded in general and administrative expense in the accompanying consolidated statements of operations.

Subsequent modifications to outstanding awards result in incremental cost if the fair value is increased as a result of the modification. Thus, a value-for-value stock option repricing or exchange of awards in conjunction with an equity restructuring does not result in additional compensation cost.

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(UNAUDITED)

Note 3. Acquisitions and Disposals

Swift Start Reverse Merger — On August 6, 2015, the Company (formerly known as Swift Start Corp.) executed an Agreement of Merger and Plan of Reorganization with BioHiTech America, LLC (“BHTA”) and BioHiTech Global, Inc., a wholly-owned subsidiary of the Company (“Acquisition”), pursuant to which Acquisition merged with and into BHTA in a reverse merger (the “Merger”), with BHTA surviving as a wholly-owned subsidiary of the Company. As consideration for the Merger, the Company issued the interest holders of BHTA an aggregate of 6,975,000 shares of its common stock, par value $0.0001 per share, in accordance with their pro rata ownership of BHTA’s membership interests. In connection with the Merger, the Company’s interest holders retired and canceled an aggregate of 8,515,000 shares of its common stock. Following the consummation of the Merger, the issuance of the 6,975,000 shares of common stock to BHTA’s interest holders and the retirement of the 8,515,000 shares of common stock, the Company had 7,500,000 shares of common stock issued and outstanding, with the former BHTA interest holders beneficially owning approximately 93% of such issued and outstanding shares of common stock. The Company also amended its Certificate of Incorporation to (i) change its name to BioHiTech Global, Inc. and (ii) to amend the number of its authorized shares of capital stock from 200,000,000 to 30,000,000 shares, of which 20,000,000 shares were designated common stock, par value $0.0001 per share and 10,000,000 shares were designated “blank check” preferred stock, par value $0.0001 per share.

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

Sale of QTAG Operations — On May 29, 2015, the Company consummated the sale of its QTAG operations to CBI Mobile (Bahamas) Ltd. (“CBI Mobile”) for an aggregate sales price of $290,000 plus certain accounts receivable, less certain deferred revenue. CBI Mobile also acquired the developed technology, customer and client contracts and customer lists associated with QTAG. CBI Mobile paid the Company $75,000 cash at closing and the balance of $215,000 in the form of a promissory note (“Secured Promissory Note”). The Secured Promissory Note bears interest at 9.5% per annum and is due on May 29, 2016. At March 31, 2016 and December 31, 2015, the balance outstanding on the Secured Promissory Note amounted to $55,656 and $110,011, respectively.

Note 4. Accounts Receivable, net

Accounts receivable consists of the following:

	March 31, 2016	December 31, 2015
Accounts receivable	$228,589	$271,862
Less: allowance for doubtful accounts	(52,997)	(65,574)
	$175,592	$206,288

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(UNAUDITED)

Note 5. Inventory

Inventory, comprised of finished goods and parts or assemblies, which are carried at the lower of cost or market based upon the Company’s perpetual inventory system, consists of the following:

	March 31, 2016	December 31, 2015
Equipment	$197,818	$194,791
Parts and assemblies	108,786	79,513
	$306,604	$274,304

Note 6. Equipment on Operating Leases, net

Property on operating leases consist of the following:

	March 31, 2016	December 31, 2015
Leased equipment	$1,663,211	$1,601,005
Less: accumulated depreciation	(764,116)	(756,511)
	$899,095	$844,494

Depreciation expense, included in cost of revenue, amounted to $59,618 and $52,156 for the three months ended March 31, 2016 and 2015, respectively.

The Company is a lessor of Eco Safe digester units under non-cancellable operating lease agreements expiring through February 2021. Revenue under the agreements, which is included in rental, service and parts revenue, was $149,879 and $107,822 for the three months ended March 31, 2016 and 2015, respectively. The minimum future estimated contractual payments to be received under these leases as of March 31, 2016 is as follows:

Year Ending December 31,
2016, remaining period	$466,227
2017	446,494
2018	364,352
2019	254,229
2020 and thereafter	161,465
Total minimum lease income	$1,692,767

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(UNAUDITED)

Note 7. Equipment, Fixtures and Vehicles, net

Equipment, fixtures and vehicles consist of the following:

	March 31, 2016	December 31, 2015
Computer software and hardware	$87,239	$85,397
Furniture and fixtures	48,196	48,196
Vehicles	69,253	69,253
	204,688	202,846
Less: accumulated depreciation and amortization	(142,433)	(141,158)
	$62,255	$61,688

Depreciation and amortization expense amounted to $1,275 and $5,592 for the three months ended March 31, 2016 and 2015, respectively.

Note 8. Intangibles Assets, net

Intangible assets consist of the following:

	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2016:
Distribution agreements	10	$902,000	$(570,017)	$331,983
Website	3	23,388	(14,832)	8,556
Intangible assets, net		$925,388	$(584,849)	$340,539

December 31, 2015:
Distribution agreements	10	$902,000	$(547,467)	$354,533
Website	3	23,388	(12,883)	10,505
Intangible assets, net		$925,388	$(560,350)	$365,038

Amortization expense, included in depreciation and amortization of operating expenses, amounted to $24,499 and $36,082 for the three months ended March 31, 2016 and 2015, respectively.

Note 9. Risk Concentrations

Credit risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.

Major customers — During the three months ended March 31, 2016 one customer represented at least 10% of revenues, accounting for 12% of revenues. During the three months ended March 31, 2015 one customer represented at least 10% of revenues, accounting for 17% of revenues.

As of March 31, 2016, one customer represented at least 10% of accounts receivable, accounting for 34% of accounts receivable. As of December 31, 2015 four customers represented at least 10% of accounts receivable, accounting for 17%, 15%, 11% and 10% of accounts receivable.

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(UNAUDITED)

Vendor concentration — During the three months ended March 31, 2016, one vendors represented at least 10% of costs of revenue, accounting for 72% (BioHiTech International, a related party) of cost of revenues. During the three months ended March 31, 2015, two vendors represented at least 10% of costs of revenue, accounting for 19% (BioHiTech International, a related party) and 10% of cost of revenues.

As of March 31, 2016, two vendors represented at least 10% of accounts payable, accounting for 33% (BioHiTech International, a related party) and 12% of accounts payable. As of December 31, 2015 two vendors represented at least 10% of accounts payable, accounting for 37% (BioHiTech International, a related party) and 12% of accounts payable.

Note 10. Related Party Transactions

Related parties include Directors, Senior Management Officers, and shareholders who own a 5% or greater ownership interest at the time of a transaction, plus their immediate family. The table below presents direct related party assets and liabilities as of March 31, 2016 and December 31, 2015 and other transactions or conditions during the periods then ended. Compensation and related costs for employees of the Company are excluded from the table below.

		As of and for the three month period ended March 31, 2016	As of December 31, 2015
Assets:
Intangible assets, net	(a)	$331,983	$354,533
Liabilities:
Accounts payable		315,524	470,490
Accrued interest payable		89,026	275,517
Notes payable		100,000	300,000
Advance from related party	(d)	-	710,000
Promissory note - related parties	(e)	2,163,027	1,710,000
Unsecured subordinated convertible notes	(f)	2,250,000	-
Other:
Line of credit	(c)	2,463,736	2,488,753

			For the three month period ended March 31, 2015
S, G & A - Rent expense	(b)	24,537	10,650
S, G & A - Consulting expense	(a)	50,000	50,000
Interest expense		87,866	74,766
Cost of revenue, inventory or equipment on operating leases acquired	(a)	202,248	47,214

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(UNAUDITED)

There were no revenues earned from related parties during the three month periods ended March 31, 2016 and 2015.

(a)	Distribution Agreement — BioHiTech has an exclusive license and distribution agreement (the “License Agreement”) with BioHiTech International (“BHT-I”), a company owned by Chun-Il Koh, a BioHiTech shareholder and other unrelated parties. The License Agreement provides distribution rights to the Eco-safe digester through December 31, 2023 (unless extended by mutual agreement) and for annual payments to Mr. Koh in the amount of $200,000 for the term of the License Agreement and a 2.5% additional commission on all sales closed by Mr. Koh.

(b)	Facility Lease — The Company leases its corporate headquarters and warehouse space from BioHiTech Realty LLC, a company owned by two stockholders of the Company that expires in 2020, with a renewal option for an additional five-year period. Rent expense under these leases for the three months ended March 31, 2016 and 2015 amounted to $24,537 and $10,650, respectively, which is included in the selling, general and administrative expense on the accompanying consolidated statements of operation. Minimum lease payments as of March 31, 2016 under these operating leases are:

Year Ending December 31,
2016, remaining period	$71,930
2017	97,066
2018	98,524
2019	100,003
2020	41,926
Total	$409,449

(c)	Line of Credit — Under the terms of the line of credit, several related parties have personally guaranteed the line and are contingently liable should the Company not meet its obligations under the line.

(d)	Advance from Related Party — The Company’s Chief Executive Officer has advanced the Company funds for operating and capital purposes. The advances bear interest at 13% and are unsecured and due on demand. There are no financial covenants related to this advance and there are no formal commitments to extend any further advances.

(e)	Promissory Note - Related Party — On June 25, 2014, the Company initially entered into a secured promissory note with the Company’s Chief Executive Officer in the aggregate amount of $1,000,000 (the “Promissory Note”). This note has been amended effective July 31, 2015 and January 1, 2016. The amended note provides for up to $2,500,000 in borrowings, an interest rate of 13% per annum, which is subject to prospective reduction to 10% upon the Company’s completion of raising $6,000,000 in connection with the unsecured subordinated convertible notes and warrants offering and is due on the earlier of (a) a change of control, (b) an event of non-payment default, (c) the two-year anniversary of the Promissory Note, and (d) a Qualified Financing. For purposes of the Promissory Note, a Qualified Financing was defined as the first issuance of debt or equity by the Company through which the Company received gross proceeds of a minimum of $5,000,000 from one or more financial institutions or accredited investors, excluding the present $6,000,000 offering of unsecured subordinated convertible notes and warrants. In connection with the January 1, 2016 amendment, $263,027 of accrued interest was added to the outstanding balance of the note.

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(UNAUDITED)

(f)	Unsecured Subordinated Convertible Notes and Warrants – In connection with the Company’s issuance of unsecured subordinated convertible notes and warrants in 2016, as further disclosed in Note 11, certain related parties participated in the offering.

Note 11. Line of Credit, Notes Payable, Advance, Promissory Note, Convertible Promissory Notes and Long Term Debt

Notes, lines, advances and long term debts are comprised of the following:

	March 31, 2016		December 31, 2015
	Total	Related Party	Total	Related Party
Line of credit	$2,463,736	$-	$2,488,753	$-
Unsecured subordinated convertible notes	2,424,164	2,250,000	-	-
Promissory note – related party	2,163,027	2,163,027	1,710,000	1,710,000
Notes payable	200,000	100,000	400,000	300,000
Advances	-	-	710,000	710,000
Long term debt – other, current and long term portion	25,791	-	27,833	-

Line of Credit — The Company has a revolving line of credit with a bank which provides for aggregate borrowings of up to $2,500,000. The line of credit is due on demand and bears interest at Prime plus 3% (4.00% at March 31, 2016 and December 31, 2015), which is recorded as a component of interest expense. The line of credit is secured by the Company's assets, is personally guaranteed by certain stockholders of the Company and does not have any financial covenants. The line of credit also provides for letters of credit aggregating $250,000. During the three months ended March 31, 2016 there were no outstanding letters of credit.

Notes Payable — During the year ended December 31, 2015, the Company entered into several unsecured promissory notes in the aggregate amount of $400,000, which do not have any financial covenants. The promissory notes are due from July through October 2016 and bear interest at 7.5% per annum.

Unsecured Subordinated Convertible Promissory Notes — On February 10, 2016, the Company entered into a series of Securities Purchase Agreements (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Registrant agreed to sell and the Investors agreed to purchase in a private placement offering (the “Private Placement”) units (the “Units”) in the aggregate offering amount of $2,500,000, of which $2,250,000 was with related parties.

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(UNAUDITED)

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

The embedded conversion feature and warrants issued in the transaction are not indexed to the Company’s common stock. However, the embedded conversion feature and warrants did not meet the definition of a derivative and therefore such conversion feature was not bifurcated from the underlying note payable and the warrants were not recorded as a derivative liability.

As of March 31, 2016, the balance of the outstanding notes amounted to $2,500,000 and is presented net of unamortized deferred offering costs of $75,836, which is being amortized over the original 24-month term, unless there is an early maturity, as a component of interest expenses. Interest expense on the notes is due at the maturity of the notes and has been presented as a non-current liability.

Long term debt — Represents two loans collateralized by vehicles with interest ranging from 1.9% to 4.98%. Amortizing principal payment requirements as of March 31, 2016 are as follow:

Year Ending December 31,
2016, remaining period	$6,218
2017	8,525
2018	5,410
2019	5,200
2020	438
Total	$25,791

Interest Expense – All interest on the Company’s various debts are recognized as interest expense in the accompanying condensed consolidated financial statements.

Note 12. Equity Transactions

Maxim Warrants – In connection with the issuance of units consisting of unsecured subordinated convertible promissory notes and warrants on February 10, 2016 (See Note 11), the Company has agreed to issue warrants to Maxim Group LLC, the placement agent, that will be exercisable into 10% of the total number of shares of common stock that the notes are convertible under the notes at an exercise price of $3.75 per share. The warrants expire 5 years from the date of issuance of the underlying notes.

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(UNAUDITED)

The unsecured subordinated convertible promissory notes contain conversion features that are required to be measured when the contingency is resolved. The terms of the conversion feature in the notes, and hence the Maxim Warrants, do not permit the Company to compute the number of common shares that the note holders will receive upon conversion. Accordingly, the Company must wait until the contingent event occurs to compute the number of shares that may be issued pursuant to the warrants.

Barksdale Warrants – In connection with BioHiTech October 2013 Class B Common Interests private placement offering, BioHiTech agreed to issue Barksdale Global Holdings, LLC (“Barksdale”) warrants to purchase a number of Class B Common Interests of BioHiTech, as now converted into common shares of the Company. The warrants were subsequently issued on June 30, 2015, whereby Barksdale was issued a warrant to purchase up to $140,000 of BioHiTech’s Class B Common Interests on or before the expiration date of June 30, 2020. The warrant is exercisable during the period commencing upon the consummation of the Company’s next successive equity raise in which the Company receives gross proceeds of a minimum of $5.0 million (“Qualified Financing”). If the Company does not consummate a Qualified Financing prior to the expiration date, the warrant shall never be exercisable. Notwithstanding the forgoing, Barksdale may not exercise the warrant within 12 months of the consummation date of the Merger.

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

Other Warrants – In connection with prior debt offerings that have been converted into equity, warrants expiring between May and July of 2020 representing an $80,000 purchase equity interest remain outstanding. The warrants allow the holders to acquire up to $80,000 of the Company’s common stock at a price of 120% of the closing price of the Company’s first issuance of equity in one, or a series of related transactions, through which the Company receives gross process of $5,000,000 or more from one or more financial institutions or “accredited investors,” as defined by the Securities Act of 1933. Should the Company not consummate such an issuance of equity by the expiration of the warrants, the warrants shall never be exercisable

Note 13. Equity Incentive Plan – During 2015, the Company established the BioHiTech Global, Inc. 2015 Equity Incentive Plan, which is available to eligible employees, directors, consultants and advisors of the Company and its affiliates. The plan allows for the granting of incentive stock options, nonqualified stock options, reload options, stock appreciation rights and restricted stock representing up to 750,000 shares. The Plan is administered by the board of directors. Effective March 1, 2016, the Company granted nonqualified options for 371,250 shares. As of March 1, 2016 there were 378,750 shares available under the Plan for future grants as of March 31, 2016. Effective April 15, 2016, the Company granted 347,500 restricted stock units.

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(UNAUDITED)

The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model. The valuation determined by the Black-Scholes pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The risk free rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies, the expected life is based on the estimated average of the life of options using the simplified method, and forfeitures are estimated on the date of grant based on certain historical data. The Company utilizes the simplified method to determine the expected life of its options due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

During the three-months ended March 31, 2016, the Company granted 371,250 stock options to employees and directors for future services. These options had a fair value of $520,210 using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	1.3 – 1.5%
Expected dividend yield	0.00%
Expected volatility	28.8 – 30.3%
Expected term in years	5.0 – 6.0

The options vest over four years. The Company recorded $138,389 during the three-months ended March 31, 2016 as compensation expense pertaining to these grants.

The weighted-average grant date fair value of options granted during the three-months ended March 31, 2016 was $520,210. Total unrecognized compensation expense related to unvested stock options at March 31, 2016 amounts to $381,826 and is expected to be recognized over a weighted average period of 2.78 years.

The following table summarizes the Company’s stock option activity for the three-month period ended March 31, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2015	-	-	-	-
Granted	371,250	$3.75	10.0
Exercised	-	-	-	-
Forfeited or Canceled	-	-	-	-
Outstanding – March 31, 2016	371,250	$3.75	9.9	$371,250
Exercisable – March 31, 2016	90,418	$3.75	9.9	$90,418

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(UNAUDITED)

The following table summarizes the Company’s stock option activity for non-vested options for the year ended March 31, 2016:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at December 31, 2015	-
Granted	371,250	$3.75
Vested	(90,418)	(3.75)
Forfeited or Canceled	-	-
Balance at March 31, 2016	280,832	$3.75

Note 14. Commitments and Contingencies

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

Note 15. Operating Leases

The Company rents its headquarters and attached warehousing space from a related party (see Note 10) and their research and development office from an unrelated party under operating leases. The research and development office lease commenced in October 2015 and will expire in 2018, subject to one renewal option for an additional one-year period. The total future minimum lease payments under all of these leases as of March 31, 2016 are as follow:

Year Ending December 31,
2016, remaining period	$88,292
2017	119,480
2018	115,710
2019	100,003
2020	41,926
Total	$465,411

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(UNAUDITED)

Note 16. Supplemental Consolidated Statement of Cash Flows Information

Changes in non-cash operating assets and liabilities, as well as other supplemental cash flow disclosures, are as follows:

	Three Months Ended March 31,
	2016	2015
Changes in operating assets and liabilities:
Accounts receivable	$41,080	$(112,704)
Note receivable	54,355	(26,230)
Inventory	(146,519)	(50,670)
Advances to vendors		44,700
Prepaid expenses and other assets	40,062	50,892
Accounts payable	(298,604)	119,904
Accrued interest payable	111,272	83,481
Accrued expenses	(85,943)	(1,808)
Deferred revenue	93,029	49,589
Customer deposits	3,299	7,900
Net change in operating assets and liabilities	$(187,969)	$165,054
Supplementary cash flow information:
Cash paid during the year for:
Interest	$24,165	$30,609
Income taxes	-	-
Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Accrued interest added to principle of promissory note - related party	263,027	-
Transfer of inventory to leased equipment	114,219	23,969

Note 17. Recent Accounting Pronouncements

Revenue from Contracts with Customers — In April 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-10, “Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing” (Topic 606). The amendments clarify two aspects of ASU No. 2014-09, “Revenue from Contracts with Customers,” by providing (1) guidance for identifying performance obligations and (2) licensing implementation guidance. Public business entities should apply the guidance similar to Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09, as amended, is effective for fiscal years beginning after December 15, 2017 and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company does not anticipate that the adoption, by means of a retrospective approach with a cumulative effect, if any, will have a material effect on its consolidated financial position or results of operations.

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(UNAUDITED)

Stock Compensation – In March 2016, FASB issued ASU No. 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (Topic 718). The amendments in this ASU is to significantly reduce the complexity and cost of accounting for excess tax benefits and tax deficiencies related to employee share-based payment transactions, which include restricted stock and stock options. Also, ASU No. 2016-09 requires an entity to run excess tax benefits and deficiencies through its income statement, which in effect eliminates the concept of additional paid-in capital. For public business entities, the amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2016, including interim periods within those annual periods. The Company will evaluate the effects, if any, that adoption of this ASU will have on its consolidated financial position or results of operations.

Leases – In February 2016, the FASB issued new lease accounting guidance (ASU No. 2016-02, Leases). Under the new guidance, at the commencement date, lessees will be required to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is not applicable for leases with a term of 12 months or less. Lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company will evaluate the effects, if any, that adoption of this ASU will have on its consolidated financial position or results of operations.

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

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(UNAUDITED)

Note 18. Subsequent Events

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

Unsecured Subordinated Convertible Promissory Notes — On April 14, 2016, the Company entered into additional of Securities Purchase Agreements (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Registrant agreed to sell and the Investors agreed to purchase in a private placement offering (the “Private Placement”) units (the “Units”) in the aggregate offering amount of $550,000.

Advance from Related Party — Subsequent to March 31, 2016, the Chief Executive Officer advanced the Company additional working capital funds of $335,000 under his promissory note from the Company.

Restricted Stock Unit Grants — Effective April 15, 2016 the Company granted 347,500 restricted stock units to senior officers of the Company with vesting periods over the next three years. As of the grant date, 15,833 shares were vested.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Form 10K, as filed with the United States Securities and Exchange Commission, or the SEC, on March 29, 2016.

Cautionary Note Regarding Forward-Looking Statements

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

BioHiTech hopes to leverage its existing technology, including the Eco-Safe Digester’s on-board weighing system, by collecting, accumulating and providing empirical data which we hope will improve the efficiency of the upstream supply chain. By streaming data from the digesters, collecting information from system users and integrating business application data, we expect BioHiTech’s internet enabled system known as the BioHiTech Cloud to provide necessary data that we expect will help customers reshape their purchasing decisions and positively affect employee behavior. In its simplest form, the BioHiTech Cloud quantifies food waste in a fashion that has historically not been available. It enables users to understand food waste generation habits and to pay for the Eco-Safe Digester based on savings on to traditional waste charges as well as improved operational efficiencies.

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

Our corporate headquarters are located at 80 Red Schoolhouse Road, Suite 101, Chestnut Ridge, New York 10977 and our phone number is (845) 262-1081. Our website can be found at www.biohitech.com. The information on our website is not incorporated in this report.

Critical Accounting Policies and Estimates

Use of Estimates - The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires the extensive use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. Estimates are used when accounting for items and matters including, but not limited to, allowance for uncollectible accounts receivable, slow moving and excess inventory, asset valuations, including goodwill and intangibles, and useful lives, employee benefits, taxes and other provisions and contingencies.

Product and Services Revenue Recognition - The Company recognizes revenue for the majority of its products sold upon transfer of title and the passage of the risk of ownership, which is generally upon shipment to the customer. Revenue from services is recognized as services are performed.

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

Lease Revenue Recognition - The Company recognizes revenue from the rental of the digester units ratably on a monthly basis over the term of the lease, as it has determined that the rental agreements entered into in connection with its Eco Safe Digester units qualify as operating leases, for which the Company is the operating lessor. In order to determine lease classification as operating, the Company evaluates the terms of the rental agreement to determine if the lease includes any of the following provisions which would indicate capital lease treatment:

•	Transfer of ownership of the digester unit,
•	Bargain purchase option at the end of the term of the lease,
•	Lease term is greater than 75% of the economic life of the digester unit, or
•	Present value of minimum lease payments exceed 90% of the fair value of the digester unit at inception of the lease.

Long-Lived Assets - The Company assesses potential impairments to its long-lived assets if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are reviewed annually for impairment, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. An impaired asset is written down to its estimated fair value based upon the most recent information available. Estimated fair market value is generally measured by discounting estimated future cash flows.

Financial Instruments, Convertible Instruments, Warrants and Derivatives - The Company reviews its convertible instruments for the existence of embedded conversion features which may require bifurcation, if certain criteria are met, the bifurcated derivative financial instrument is required to be recorded at fair value and adjusted to market at each reporting period end date. The Company also reviews and re-assesses, at each reporting date, any common stock purchase warrants and other freestanding derivative financial instruments and classifies them on the consolidated balance sheet as equity, assets or liabilities based upon the nature of the instruments.

Stock-Based Compensation — The Company accounts for stock options in accordance with ASC 718, “Compensation - Stock Compensation.” ASC 718 requires generally that all equity awards be accounted for at their “fair value.” This fair value is measured on the grant date for stock-settled awards. Fair value is equal to the underlying value of the stock for “full-value” awards such as restricted stock and performance shares, and is estimated using an option-pricing model with traditional inputs for “appreciation” awards such as stock options and stock appreciation rights.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, or in the period of grant for awards that vest immediately and have no future service condition. For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates: previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited. The expense resulting from share-based payments is recorded in general and administrative expense in the accompanying consolidated statements of operations.

Subsequent modifications to outstanding awards result in incremental cost if the fair value is increased as a result of the modification. Thus, a value-for-value stock option repricing or exchange of awards in conjunction with an equity restructuring does not result in additional compensation cost.

Income Taxes - Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given provisions of enacted laws. Deferred income tax provisions and benefits are based on changes to the asset or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which it operates, estimates the future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax planning and strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more than likely” criteria.

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

Results of Operations

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

BioHiTech hopes to leverage its existing technology, including the Eco-Safe Digester’s on-board weighing system, by collecting, accumulating and providing empirical data which we hope will improve the efficiency of the upstream supply chain. By streaming data from the digesters, collecting information from system users and integrating business application data, we expect BioHiTech’s internet enabled system known as the BioHiTech Cloud to provide necessary data that we expect will help customers reshape their purchasing decisions and positively affect employee behavior. In its simplest form, the BioHiTech Cloud quantifies food waste in a fashion that has historically not been available. It enables users to understand food waste generation habits and to pay for the Eco-Safe Digester based on savings on to traditional waste charges as well as improved operational efficiencies.

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

Results of operation for the three months ended March 31, 2016 compared to the three months ended March 31, 2015

Summary Results

	Three Months Ended March 31,
	2016		2015
Revenue	$462,727	100.0%	$281,627	100.0%
Cost of revenue	348,566	75.3	263,310	93.5
Gross profit	114,161	24.7	18,317	6.5
Operating expenses	1,574,199	340.2	882,363	(313.3)
Loss from operations	(1,460,038)	(315.5)	(864,046)	(306.8)
Other expenses	(148,804)	(32.2)	(105,375)	(37.4)
Net loss from operations	(1,608,842)	(347.7)	(969,421)	(344.2)
Income tax provision	-	-	-	-
Net loss	$(1,608,842)	(347.7)%	$(969,421)	(344.2)%

For the three months ended March 31, 2016 total revenue increased by 64.3% over the comparable 2015 period. This increase was driven by a 36.6% increase in rental, services and parts (43.0% of the total increase in revenue) and a 511.1% increase in equipment sales (72.4% of the total increase in revenue), which was driven by international and domestic reseller activity that continues to be predominantly sales based.

Gross margin improved from 6.5% overall for the three months ended March 31, 2015 to 24.7% for the comparable 2016 with improvements in both product and service revenues.

Operating expenses increased by 78.4% to $1,574,199 for the three months ended March 31, 2016, which reflect the higher level of personnel to support the Company’s strategic focus and to support its reporting and capital activities as a public entity.

Revenue by Type

The following table breaks down our revenue by type:

	Three Months Ended March 31,
	2016		2015
Rental, service and parts	$290,849	62.9%	$212,912	75.6%
Equipment sales	156,865	33.9	25,670	9.1
Other revenue	15,013	3.2	43,045	15.3
	$462,727	100.0%	$281,627	100.0%

Total revenue increased by $181,100, or 64.3%, from the three months ended March 31, 2015 to the three months ended March 31, 2016 Within revenue, continuing on the strategy shift that started in 2013, the Company continued to promote rental, services and parts over equipment sales with rental, service and parts increasing by 36.6% from the three months ended March 31, 2015 to the three months ended March 31, 2016. As a percentage of total revenue, rental, service and parts decreased to 62.9% of revenue for the three months ended March 31, 2016, as compared to 75.6% for the same period in 2015, while equipment sales as a percentage of revenue increased to 33.9% from 9.1%, respectively. This increase in equipment sales was primarily attributable to an increase in international reseller activity in areas where the rental market is not as well recognized as the retail sales model. Other revenue in 2015 includes revenues relating to the QTags business line that was sold in May 2015, while in 2016, other revenue represents environmental consulting services. Excluding the revenues relating to the sold business line from 2015, the quarter to quarter increase in revenue would have been $224,144, or 94.0%

Rental, service and parts revenue increased by $77,937, or 36.6%, from the three months ended March 31, 2015 to the three months ended March 31, 2016. This increase is primarily driven by a greater number of rented units.

Equipment sales increased by $131,195, or 511.1%, from the three months ended March 31, 2015 to the three months ended March 31, 2016. This increase was due to a greater number of international reseller sales.

Other revenue decreased by $28,032, or 65.1%, from the three months ended March 31, 2015 to the three months ended March 31, 2016. Other revenue in 2016 included environmental consulting, while in 2015 it was primarily comprised of revenues relating to the QTags business.

Cost of Revenue

The following table breaks down our cost of revenue by type:

	Three Months Ended March 31,
	2016		2015
Rental, service and parts	$243,801	69.9%	$199,125	75.6%
Equipment sales	104,765	30.1	48,803	18.5
Other revenue	-	-	15,382	5.9
	$348,566	100.0%	$263,310	100.0%

Cost of revenue mainly consists the cost of acquiring digester units that are sold, depreciation expense on rental units, warehousing, installation, maintenance, parts and shipping costs, as well as related salary and employee costs. Total costs of revenue increased by $85,256, or 32.4%, from the three months ended March 31, 2015 to the three months ended March 31, 2016 primarily due to the change in mix of revenue between equipment sales and rental, service and parts.

Rental, service and parts costs of revenue increased by $44,676, or 22.4% (as compared to a 36.6% increase in rental, service and parts revenue) from the three months ended March 31, 2015 to the three months ended March 31, 2016.

	Three Months Ended March 31,
	2016		2015
Labor related costs	$58,463	24.0%	$84,026	42.2%
Depreciation	59,618	24.5	52,156	26.2
Contracted services	54,200	22.2	19,481	9.8
Parts and maintenance supplies	71,520	29.3	43,462	21.8
	$243,801	100.0%	$199,125	100.0%

Labor and contracted services on a combined basis increased by $9,156 or 8.9% from the three months ended March 31, 2015 to the three months ended March 31, 2016, due to increased activities and the mix of geographic locations that are covered by contracted services. Depreciation increased by $7,462 or 14.3% from the three months ended March 31, 2015 to the three months ended March 31, 2016, due to an increase in the cost of equipment leased, as well as due to the timing of when the equipment became leased. Parts and maintenance supplies increased by $28,058 or 64.6%% from the three months ended March 31, 2015 to the three months ended March 31, 2016 due to higher demand.

Equipment sales cost of revenue increased by $55,962, or 114.7% from the three months ended March 31, 2015 to the three months ended March 31, 2016 due to increased sales.

Gross Profit

The following table breaks down our gross profit by type:

	Three Months Ended March 31,
	2016		2015
Rental, service and parts	$47,048	41.2%	$13,787	75.3%
Equipment sales	52,100	45.6	(23,133)	(126.3)
Other revenue	15,013	13.2	27,663	151.0
	$114,161	100.0%	$18,317	100.0%

The following table breaks down our gross margin by type:

	Three Months Ended March 31,
	2016	2015
Rental, service and parts	16.2%	6.5%
Equipment sales	33.2	(90.1)
Other revenue	100.0	64.3
Total	24.7%	6.5%

Rental, service and parts gross margin improved by 9.7% from the three months ended March 31, 2015 to the three months ended March 31, 2016. This improvement was the result of changes in the mix of services with rental, services and parts accounting for 51.5%, 32.5%, and 16.0% for the three months ended March 31, 2016, as compared to 50.6%, 30.9% and 18.5% for the three months ended March 31, 2015, respectively, and improved utilization of existing resources.

Equipment sales gross margin increased from a negative 90.1%, which was due to non-contractual sales of equipment at the end of several leases at prices less than cost during the three months ended March 31, 2015, to 33.2% during the three months ended March 31, 2016, which is reflective of the higher level of reseller sales over retail sales.

Operating expenses

The following table breaks down our operating expenses by type:

	Three Months Ended March 31,
	2016		2015
Selling, general and administrative	$1,028,649	65.3%	$509,453	57.7%
Research and development	183,931	11.7	179,790	20.4
Professional fees	335,845	21.3	151,445	17.2
Depreciation and amortization	25,774	1.7	41,675	4.7
Total	$1,574,199	100.0%	$882,363	100.0%

Selling, general and administrative expenses increased by $691,836, or 78.4% from the three months ended March 31, 2015 to the three months ended March 31, 2016. The following table breaks down the major categories of selling, general and administrative expenses:

	Three Months Ended March 31,
	2016		2015
Personnel	$816,004	79.3%	$374,863	73.6%
Facility and office costs	93,402	9.1%	57,723	11.3%
Sales and marketing	55,035	5.4%	21,585	4.2%
Other	64,208	6.2%	55,282	10.9%
Total	$1,028,649	100.0%	$509,453	100.0%

Personnel related expenses increased by $441,141 or 117.7% from the three months ended March 31, 2015 to the three months ended March 31, 2016. This increase was driven by adding staff to drive the strategic repositioning of the company and to support geographic expansion. Facility and office costs increased by $35,679 or 61.8% from the three months ended March 31, 2015 to the three months ended March 31, 2016 due to new office and warehouse space and general growth in operations.

Research and development expenses remained stable with a 2.3% increase from the three months ended March 31, 2015 to the three months ended March 31, 2016.

Professional fees increased by $184,400, or 121.8% from the three months ended March 31, 2015 to the three months ended March 31, 2016. The following table breaks down the major categories of professional fees:

	Three Months Ended March 31,
	2016		2015
Legal	$80,098	23.8%	$113,004	74.6%
Marketing and communications	16,033	4.8	30,421	20.1
Investment banking	72,500	21.6	-	-
Audit and accounting services	167,214	49.8	8,020	5.3
Total	$335,845	100.0%	$151,445	100.0%

Professional fees expense increased primarily due to costs relating to being a public company actively involved in additional fund raising.

Liquidity and Capital Resources

We will require substantial additional financing in order to execute our business expansion and development plans and we may require additional financing in order to sustain substantial future business operations for an extended period of time. We presently have a private placement offering for up to $6,000,000 in unsecured convertible debt, of which $3,050,000 has been subscribed for, including $2,250,000 form management and related parties. Beyond that offering, we currently do not have any firm arrangements for additional financing and we may not be able to obtain financing when required, in the amounts necessary to execute on our plans in full, or on terms which are economically feasible. If we are unable to obtain the necessary capital to pursue our strategic plan, we may have to reduce the planned future growth of our operations.

Cash and Cash Equivalents

As of March 31, 2016 and December 31, 2015, the Company had cash balances of $138,951 and $39,195, respectively.

Borrowings and Debt

The table below presents borrowings, debts and advances as of March 31, 2016, along with their stated maturities. The line of credit, with an outstanding balance of $2,463,736 has an additional $36,264 available under its $2,500,000 facility and the 13% promissory note with an outstanding balance of $2,163,027 has an additional $336,973 available under its $2,500,000 facility, for a combined borrowing availability of $373,237.

		Due in (From December 31, 2015):
	Total	One Year	Two Years	Three Years	Thereafter
March 31, 2016:
Secured line of credit, prime plus 3%*	$2,463,736	$2,463,736	-	-	-
Unsecured subordinated convertible notes, 8%	2,424,164	-	-	$2,424,164	-
Promissory note, unsecured, 13%	2,163,027	-	-	2,163,027	-
Promissory note, unsecured, 7.5%	200,000	200,000	-	-	-
Other notes, secured, 1.9 to 4.98%	25,791	6,218	$8,525	$5,410	$5,638
Total – March 31, 2016	$7,276,718	$2,669,954	$8,525	$4,592,601	$5,638
Related party included above	$4,513,027	$100,000	$-	$4,413,027	$-
Total - December, 31, 2015	$5,336,586	$3,607,013	$1,718,525	$5,410	$5,638

* The line of credit, which does not have any operating financial covenants, is guaranteed by several related parties and is excluded from the related party amount included above, as the guarantees are secondary to the primary borrower.

Cash Flows

Cash Flows from Operating Activities

We used $1,576,519 of cash in operating activities during the three months ended March 31, 2016, an increase from $708,206 of cash used in operating activities during the three months ended March 31, 2015. Our net loss during the three months ended March 31, 2016 of $1,608,842 was impacted by $138,390 of stock based compensation and $92,286 of depreciation and amortization. Changes in operating assets and liabilities utilized $187,969 of cash during the three months ended March 31, 2016, while the provided $165,054 of cash during the three months ended March 31, 2015.

Cash Flows from Investing Activities

Cash used in investing activities amounted to $1,842 for the three months ended March 31, 2016, compared to cash used in investing activities of $35,240 for the three months ended March 31, 2015, a change of $33,398, comprised of lower acquisitions of computer software and equipment.

Equipment added to equipment on operating leases is initially treated as an increase inventory (an operating activity) and then presented as a non-cash transfer into equipment upon leasing. During the three months ended March 31, 2016 the total of such transfers was $114,219, as compared to $23,969 for the three months ended March 31, 2015

Cash Flows from Financing Activities

Cash provided by financing activities amounted to $1,670,211 the three months ended March 31, 2016, compared to $796,411 for the three months ended March 31, 2015, a change of $873,800. During the three months ended March 31, 2016, the Company received $2,690,000 of proceeds on borrowings, which was offset, in part, by $937,059 in repayments on debt.

Liquidity and Capital Reserves

Since inception, the Company has sustained substantial losses. The Company has an accumulated deficit of $15,935,622 at March 31, 2016.

The cash on hand is insufficient for us to continue our operations through December 31, 2016. During the three months ended March 31, 2016, the Company issued $2,500,000 in unsecured convertible debt as part of a private placement offering for up to $6,000,000 in total unsecured convertible debt, primarily to management of the Company. On April 14, 2016 the Company issued an additional $550,000 in unsecured convertible to unrelated parties. While the Company continues to seek investors under the private placement offering, if the Company is unable to obtain debt or equity financing to meet its cash needs, it may have to severely limit its business plan by reducing the funds it hopes to expend on its business plan.

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

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the three-month period ended March 31, 2016.

Recent Accounting Pronouncements

See Note 17 to our unaudited interim condensed consolidated financial statements regarding recent accounting pronouncements.

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

On February 10, 2016 and April 14, 2016, BioHiTech Global, Inc. (the “Registrant”) entered into a series of Securities Purchase Agreements (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Registrant agreed to sell and the Investors agreed to purchase in a private placement offering (the “Private Placement”) units (the “Units”) in the aggregate offering amount of $2,500,000 and $550,000, respectively. Each Unit, in the minimum subscription amount of $25,000 is comprised of a Convertible Promissory Note (the “Note”) and warrants (the “Warrants”) to purchase shares of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”). Each Note bears interest at the rate of 8% per annum and is due on the earlier of: (i) April 14, 2018; (ii) the date the Common Stock is listed on The Nasdaq Stock Market or NYSE MKT (the “Listing”); or (iii) a “Change of Control” of the Registrant which is defined as a liquidation, dissolution, winding up, change in voting control or sale of all or substantially all of the Registrant’s assets. Each Note sold is convertible into shares of Common Stock equal to the outstanding principal amount under the Note, plus any accrued and unpaid interest, divided by a conversion price (the “Conversion Price”) equal to the lowest of: (i) the trading price on the date of the Listing; (ii) the price per share paid by investors in a subsequent underwritten public offering in connection with the Listing; (iii) the lowest price paid by investors in a subsequent offering of the Registrant’s securities; (iv) the per share price in a Change of Control transaction; or (v) $3.75 per share. Prior to maturity, an Investor may elect, at its option and in its sole discretion, to convert all or a portion of the outstanding principal amount under the Note, plus any accrued and unpaid interest, into a number of shares of Common Stock at a conversion price equal to $3.75 per share. The Warrants are exercisable for a period of five years into a number of shares of Common Stock equal to the number of shares of Common Stock into which the Notes are convertible at an exercise price equal to 120% of the Conversion Price.

Effective April 15, 2016, the Company granted 347,500 restricted stock units to senior officers of the Company with vesting periods over the next three years.

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

Effective April 15, 2016, the Company granted 347,500 restricted stock units to senior officers of the Company with vesting periods over the next three years.

Item 6.	Exhibits.

See the exhibits listed in the accompanying “Index to Exhibits.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioHiTech Global, Inc.

May 16, 2016	By:	/s/ Frank E. Celli
	Name:	Frank E. Celli
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian C. Essman
	Name:	Brian C. Essman
	Title:	Chief Financial Officer and Treasurer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

