Form 10-Q
period 2016-06-30
BIOHITECH GLOBAL, INC.
filed 2016-08-15
CIK 1590383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 8, 2016
Common Stock, $0.0001 par value per share	8,229,712 shares

1

BioHiTech Global, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
Rental, service and parts	$331,692	$241,205	$637,555	$454,117
Equipment sales	119,589	46,501	276,454	72,171
Other	-	33,561	-	76,605
Total revenue	451,281	321,267	914,009	602,893
Cost of revenue
Rental, service and parts	254,617	237,303	505,727	436,428
Equipment sales	106,717	47,245	204,173	96,048
Other	-	19,556	-	34,938
Total Cost of revenue	361,334	304,104	709,900	567,414
Gross profit	89,947	17,163	204,109	35,479
Operating expenses
Selling, general and administrative	1,159,598	537,884	2,188,248	1,047,336
Research and development	235,164	139,688	419,095	319,478
Professional fees	201,889	129,321	537,734	280,766
Gain on sales of QTAG	-	(227,355)	-	(227,355)
Depreciation and amortization	29,174	38,372	54,948	80,048
Total operating expenses	1,625,825	617,910	3,200,025	1,500,273
Loss from operations	(1,535,878)	(600,747)	(2,995,916)	(1,464,794)
Other (expense) income
Interest income	(2,713)	-	(3,068)	-
Interest expense	185,566	122,788	334,725	228,162
Change in fair value of warrant liability	-	(1,462)	-	(1,462)
Total other expense	182,853	121,326	331,657	226,700
Net loss	(1,718,731)	(722,073)	(3,327,573)	(1,691,494)
Other comprehensive income
Foreign currency translation adjustment	(1,506)	-	6,400	-
Comprehensive loss	$(1,720,237)	$(722,073)	$(3,321,173)	$(1,691,494)

Net loss per share - basic and diluted	$(0.21)	$(0.10)	$(0.40)	$(0.24)
Weighted average number of common shares outstanding - basic and diluted	8,229,712	6,975,000	8,229,712	6,975,000

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (UNAUDITED)

	June 30, 2016	December 31, 2015
Assets
Current Assets
Cash	$230,119	$39,195
Accounts and note receivable, net	194,572	316,299
Inventory	682,111	274,304
Prepaid expenses and other current assets	50,668	67,136
Total Current Assets	1,157,470	696,934
Equipment on operating leases, net	962,945	844,494
Equipment, fixtures and vehicles, net	59,563	61,688
Intangible assets, net	316,040	365,038
Other assets	13,500	51,600
Total Assets	$2,509,518	$2,019,754

Liabilities and Stockholders' Deficit
Current Liabilities:
Line of credit	$2,463,736	2,488,753
Accounts payable	1,468,030	1,222,167
Accrued interest payable	182,736	287,888
Accrued expenses	457,164	548,522
Deferred revenue	83,469	48,103
Notes payable	100,000	100,000
Notes payable - related party	100,000	300,000
Advance from related party	178,027	710,000
Customer deposits	163,054	29,657
Long-term debt, current portion	8,391	8,260
Total Current Liabilities	5,204,607	5,743,350
Promissory note - related party	2,500,000	1,710,000
Long term accrued interest	95,667	-
Unsecured subordinated convertible notes, including related parties of $2,250,000, net of deferred financing costs of $132,391	3,117,609	-
Long-term debt, net of current portion	15,344	19,573
Total Liabilities	10,933,227	7,472,923

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value, 20,000,000 shares authorized; 8,229,712 shares issued and outstanding as of June 30, 2016 and December 31, 2015	823	823
Additional paid in capital	9,231,222	8,880,589
Accumulated deficit	(17,654,353)	(14,326,780)
Accumulated other comprehensive loss	(1,401)	(7,801)
Total Stockholders' Deficit	(8,423,709)	(5,453,169)
Total Liabilities and Stockholders' Deficit	$2,509,518	2,019,754

 See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (UNAUDITED)

	For the six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss:	$(3,327,573)	$(1,691,494)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	205,268	183,937
Provision for (recovery of) bad debts	61,743	(17,743)
Gain on sale of QTAG	-	(227,355)
Change in fair value of warrant liability	-	(1,462)
Stock based compensation	350,632	-
Changes in operating assets and liabilities	(269,317)	130,846
Net cash (used in) provided by operations	(2,979,247)	(1,623,271)

Cash flow from investing activities:
Proceeds from sale of QTAG	-	75,000
Capitalization of website development costs	-	4,273
Purchases of equipment, fixtures and vehicles	(3,825)	(47,491)
Net cash (used in) provided by investing activities	(3,825)	31,782

Cash flows from financing activities:
Net change in line of credit	(25,017)	14,033
Proceeds from long-term debt	-	21,506
Proceeds from convertible notes	3,250,000	-
Convertible notes deferred financing costs	(132,391)	-
Repayments of long-term debt	(4,097)	-
Related party:
(Repayment) increases of advances	(531,973)	355,000
Proceeds from promissory notes	790,000	-
Proceeds from convertible notes	-	1,200,000
Repayment of promissory notes	(200,000)
Net cash provided by financing activities	3,146,522	1,590,539
Effect of exchange rate on cash	27,473	-
Net change in cash	190,923	(950)
Cash - beginning of period	39,196	40,207
Cash - end of period	$230,119	$39,257

Note 16 includes supplemental cash flow information, non-cash investing and financing activities and changes in operating assets and liabilities.

See accompanying notes to unaudited condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2016 and 2015, and the six and three months then ended (UNAUDITED)

Note 1. Basis of Presentation and Going Concern

Nature of Operations -BioHiTech Global, Inc. (the “Company”) through its wholly-owned subsidiaries, BioHiTech America, LLC, BioHiTech Europe Limited and Entsorga North America, LLC, (collectively “subsidiaries”) offers its customers cost-effective and technologically innovative advancements integrating technological, biological and mechanical engineering solutions for the control, reduction and / or reuse of organic waste.

Basis of Presentation - The accompanying condensed consolidated financial statements include the accounts of BioHiTech Global, Inc. and its subsidiaries (the “Company” or “BioHiTech”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany transactions have been eliminated in consolidation.

On January 20, 2016 the Company formed a wholly owned subsidiary, Entsorga North America, LLC (“ENA”). On February 29, 2016, through an amended limited liability agreement, ENA became a 31% equity owner of Apple Valley Waste Conversions, LLC (“AVWC”); an entity, which has not previously had any business activities, was also owned 20.9% by the Chief Executive Officer of the Company, which combined represent a 51.9% controlling interest. Simultaneously, Entsorgafin, S.p.A, a company with intellectual property rights related to large scale mechanical biological treatment (“MBT”) of municipal or regional waste, granted rights to the MBT intellectual property, for distribution in a defined region of the United States that includes 11 north and mid-Atlantic eastern states, effective March 1, 2016, to AVWC and became, through a subsidiary, a 6.2% equity owner of AVWC. As of June 30, 2016 ENA and AVWC had no monetary assets, liabilities or activities and no value was ascribed to the intellectual property rights.

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

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2015, which contains the audited financial statements and notes thereto, for the years ended December 31, 2015 and 2014 included within the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2016. The financial information as of December 31, 2015 presented hereto is derived from the audited consolidated financial statements presented in the Company’s audited consolidated financial statements for the year ended December 31, 2015. The interim results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any future interim periods.

Reclassifications to certain prior period amounts have been made to conform to current period presentation. These reclassifications have no effect on previously reported net loss.

Going Concern - For the six months ended June 30, 2016 and the year ended December 31, 2015, the Company had a net loss of $3,327,573 and $5,001,452, respectively, incurred a consolidated loss from operations of $2,995,916 and $4,545,646, respectively and used net cash in consolidated operating activities of $2,979,247 and $3,170,427, respectively. At June 30, 2016, consolidated stockholders’ deficit amounted to $8,423,709 and the Company had a consolidated working capital deficit of $4,047,137. The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of debt and equity securities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2016 and 2015, and the six and three months then ended (UNAUDITED)

The Company presently is in the process of raising up to $15,000,000 in an unsecured subordinated convertible debt offering. As more fully disclosed in Note 11, the Company has raised $3,250,000 of such notes as of June 30, 2016, of which $2,250,000 was raised from related parties. In addition to pursuing the completion of the entire offering, the Company is exploring other alternative means of expanding its capital base and improving cash flows.

Note 2. Summary of Significant Accounting Policies

Use of Estimates - The preparation of consolidated financial statements, in conformity with GAAP, requires the extensive use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. Estimates are used when accounting for items and matters including, but not limited to, allowance for uncollectible accounts receivable, slow moving and excess inventory, asset valuations, including goodwill and intangibles, and useful lives, employee benefits, taxes and other provisions and contingencies.

Product and Services Revenue Recognition - The Company recognizes revenue for the majority of its products sold upon transfer of title and the passage of the risk of ownership, which is generally upon shipment to the customer. Revenue from services, including environmental consulting, is recognized as services are performed.

Lease Revenue Recognition - The Company recognizes revenue from the rental of the digester units ratably on a monthly basis over the term of the lease, as it has determined that the rental agreements entered into in connection with its Eco Safe Digester units qualify as operating leases, for which the Company is the operating lessor.

Deferred Financing Costs - Financing costs related to the issuance of long-term debt are deferred and included in prepaid expenses and other current assets or in non-current prior to the issuance of such debt. Deferred financing costs relating to issued debt are included as a reduction to the applicable debt and amortized as interest expense over the term of the related debt instruments.

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

Comprehensive Income (Loss) - Comprehensive income (loss) for the Company consists of net earnings (loss) and foreign currency translation.

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

For the six and three months ended June 30, 2016, the Company’s effective rate, before valuations, was 36.7% and would have resulted in net deferred tax assets for federal and state tax purposes arising primarily from net operating losses; A full valuation allowance due to the level of uncertainty relative to the realization of the deferred tax assets has been provided resulting in an effective tax rate of 0.0%.

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2016 and 2015, and the six and three months then ended (UNAUDITED)

Income Taxes - Pro Forma C Corporation Presentation - As a result of the Swift Start Reverse Merger (Note 3), the Company’s results of operations are taxed as a C Corporation. Prior to the merger, the Company’s operations were taxed as a limited liability company, whereby the Company elected to be taxed as a partnership and income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes has been provided in the accompanying financial statements for periods prior to August 6, 2015.

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

Stock-Based Compensation - The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation.” ASC 718 requires generally that all equity awards be accounted for at their “fair value.” This fair value is measured on the grant date for stock-settled awards. Fair value is equal to the underlying value of the stock for “full-value” awards such as restricted stock and performance shares, and is estimated using an option-pricing model with traditional inputs for “appreciation” awards such as stock options and stock appreciation rights.

Costs equal to these fair values are recognized as expense ratably over the requisite service period based on the number of awards that are expected to vest, or in the period of grant for awards that vest immediately and have no future service condition. For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates: previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited. The expense resulting from share-based payments is recorded in the accompanying consolidated statements of operations based upon the classification of the underlying employees with a corresponding increase to additional paid in capital.

Subsequent modifications to outstanding awards result in incremental cost if the fair value is increased as a result of the modification. Thus, a value-for-value stock option repricing or exchange of awards in conjunction with an equity restructuring does not result in additional compensation cost.

Note 3. Acquisitions and Disposals

Swift Start Reverse Merger - On August 6, 2015, the Company (formerly known as Swift Start Corp.) executed an Agreement of Merger and Plan of Reorganization with BioHiTech America, LLC (“BHTA”) and BioHiTech Global, Inc., a wholly-owned subsidiary of the Company (“Acquisition”), pursuant to which Acquisition merged with and into BHTA in a reverse merger (the “Merger”), with BHTA surviving as a wholly-owned subsidiary of the Company. As consideration for the Merger, the Company issued the interest holders of BHTA an aggregate of 6,975,000 shares of its common stock, par value $0.0001 per share, in accordance with their pro rata ownership of BHTA’s membership interests. In connection with the Merger, the Company’s interest holders retired and canceled an aggregate of 8,515,000 shares of its common stock. Following the consummation of the Merger, the issuance of the 6,975,000 shares of common stock to BHTA’s interest holders and the retirement of the 8,515,000 shares of common stock, the Company had 7,500,000 shares of common stock issued and outstanding, with the former BHTA interest holders beneficially owning approximately 93% of such issued and outstanding shares of common stock. The Company also amended its Certificate of Incorporation to (i) change its name to BioHiTech Global, Inc. and (ii) to amend the number of its authorized shares of capital stock from 200,000,000 to 30,000,000 shares, of which 20,000,000 shares were designated common stock, par value $0.0001 per share and 10,000,000 shares were designated “blank check” preferred stock, par value $0.0001 per share.

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

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2016 and 2015, and the six and three months then ended (UNAUDITED)

Sale of QTAG Operations - On May 29, 2015, the Company consummated the sale of its QTAG operations to CBI Mobile (Bahamas) Ltd. (“CBI Mobile”) for an aggregate sales price of $290,000 plus certain accounts receivable, less certain deferred revenue. CBI Mobile also acquired the developed technology, customer and client contracts and customer lists associated with QTAG. CBI Mobile paid the Company $75,000 cash at closing and the balance of $215,000 in the form of a promissory note (“Secured Promissory Note”). The Secured Promissory Note originally bore interest at 9.5% per annum and had a maturity of May 29, 2016. CBI Mobile defaulted on the Secured Promissory Note and subsequently entered into a forbearance agreement with terms extended to November 29, 2016, interest at 15% and required monthly principal repayments. As of June 30, 2016 and December 31, 2015, the balance outstanding on the Secured Promissory Note amounted to $75,386 and $110,011, respectively, has been included as a component of Accounts and Note Receivable and has been considered by the Company in establishing its allowance for doubtful accounts.

Note 4. Accounts and Note Receivable, net

Accounts receivable consists of the following:

	June 30, 2016	December 31, 2015
Accounts receivable	$213,097	$271,862
Note receivable (Note 3)	75,386	110,011
Less: allowance for doubtful accounts and note receivable	(93,911)	(65,574)
	$194,572	$316,299

Note 5. Inventory

Inventory, comprised of finished goods and parts or assemblies, which are carried at the lower of cost or market based upon the Company’s perpetual inventory system, consists of the following:

	June 30, 2016	December 31, 2015
Equipment	$284,248	$194,791
Parts and assemblies	397,863	79,513
	$682,111	$274,304

Note 6. Equipment on Operating Leases, net

Equipment on operating leases consist of the following:

	June 30, 2016	December 31, 2015
Leased equipment	$1,798,134	$1,601,005
Less: accumulated depreciation	(835,189)	(756,511)
	$962,945	$844,494

During the three and six months ended June 30, 2016, depreciation expense included in cost of revenue, amounted to $90,706 and $150,320, respectively. During the three and six months ended June 30, 2015, depreciation expense included in cost of revenue, amounted to $51,733 and $103,889, respectively.

The Company is a lessor of Eco Safe digester units under non-cancellable operating lease agreements expiring through May 2021. During the three and six months ended June 30, 2016, revenue under the agreements, which is included in rental, service and parts revenue, amounted to $173,283 and $323,162, respectively. During the three and six months ended June 30, 2015, revenue under the agreements, which is included in rental, service and parts revenue, amounted to $115,035 and $222,857, respectively.

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2016 and 2015, and the six and three months then ended (UNAUDITED)

The minimum future estimated contractual payments to be received under these leases as of June 30, 2016 is as follows:

Year Ending December 31,
2016, remaining period	$336,583
2017	541,491
2018	398,468
2019	309,936
2020 and thereafter	233,483
Total minimum lease income	$1,819,961

Note 7. Equipment, Fixtures and Vehicles, net

Equipment, fixtures and vehicles consist of the following:

	June 30, 2016	December 31, 2015
Computer software and hardware	$89,222	$85,397
Furniture and fixtures	48,196	48,196
Vehicles	69,253	69,253
	206,671	202,846
Less: accumulated depreciation and amortization	(147,108)	(141,158)
	$59,563	$61,688

During the three and six months ended June 30, 2016, depreciation expense amounted to $4,675 and $5,950, respectively. During the three and six months ended June 30, 2015, depreciation expense amounted to $6,151 and $11,744, respectively.

Note 8. Intangibles Assets, net

Intangible assets consist of the following:

	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2016:
Distribution agreements	10	$902,000	$(592,567)	$309,433
Website	3	23,388	(16,781)	6,607
Intangible assets, net		$925,388	$(609,348)	$316,040

December 31, 2015:
Distribution agreements	10	$902,000	$(547,467)	$354,533
Website	3	23,388	(12,883)	10,505
Intangible assets, net		$925,388	$(560,350)	$365,038

During the three and six months ended June 30, 2016, amortization expense, included in depreciation and amortization of operating expenses, amounted to $24,499 and $48,998, respectively. During the three and six months ended June 30, 2015, amortization expense, included in depreciation and amortization of operating expenses, amounted to $32,221 and $68,304, respectively.

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2016 and 2015, and the six and three months then ended (UNAUDITED)

Note 9. Risk Concentrations

Credit risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.

Major customers - During the three months ended June 30, 2016 one customer represented at least 10% of revenues, accounting for 10% of revenues. During the six months ended June 30, 2016 one customer represented at least 10% of revenues, accounting for 16% of revenues. During the three months ended June 30, 2015 one customer represented at least 10% of revenues, accounting for 16% of revenues. During the six months ended June 30, 2015 customer represented at least 10% of revenues, accounting for 16% of revenues.

As of June 30, 2016, two customer represented at least 10% of accounts receivable, accounting for 20% and 11% of accounts receivable. As of December 31, 2015 four customers represented at least 10% of accounts receivable, accounting for 17%, 15%, 11% and 10% of accounts receivable.

Vendor concentration - During the three months ended June 30, 2016, two vendors represented at least 10% of costs of revenue, accounting for 42% (BioHiTech International, a related party) and 32% of the combined cost of revenues and change in inventory. During the six months ended June 30, 2016, two vendors represented at least 10% of costs of revenue, accounting for 51% (BioHiTech International, a related party) and 21% of the combined cost of revenues and change in inventory. During the three months ended June 30, 2015, one vendor represented at least 10% of costs of revenue, accounting for 85% (BioHiTech International, a related party) of cost of revenues. During the six months ended June 30, 2015, one vendors represented at least 10% of costs of revenue, accounting for 25% (BioHiTech International, a related party) of cost of revenues.

As of June 30, 2016, two vendors represented at least 10% of accounts payable, accounting for 35% (BioHiTech International, a related party) and 16% of accounts payable. As of December 31, 2015 two vendors represented at least 10% of accounts payable, accounting for 37% (BioHiTech International, a related party) and 12% of accounts payable.

Note 10. Related Party Transactions

Related parties include Directors, Senior Management Officers, and shareholders, plus their immediate family, who own a 5% or greater ownership interest at the time of a transaction. The table below presents direct related party assets and liabilities as of June 30, 2016 and December 31, 2015. and other transactions or conditions during the periods then ended. Compensation and related costs for employees of the Company are excluded from the table below.

		June 30, 2016	December 31, 2015
Assets:
Intangible assets, net	(a)	$309,433	$354,533
Liabilities:
Accounts payable		535,857	470,490
Accrued interest payable		167,544	275,517
Notes payable		100,000	300,000
Advance from related party	(b)	178,027	710,000
Promissory note - related parties	(c)	2,500,000	1,710,000
Unsecured subordinated convertible notes	(d)	2,250,000	-
Other:
Line of credit	(e)	2,463,736	2,488,753

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2016 and 2015, and the six and three months then ended (UNAUDITED)

The table below presents direct related party expenses or transactions for the periods indicated. Compensation and related costs for employees of the Company are excluded from the table below.

		Three months ended June 30,		Six months ended June 30,
		2016	2015	2016	2015
S, G & A - Rent expense	(f)	13,050	15,150	26,100	25,800
Cost of revenues – Rent expense	(f)	-	-	-	-
S, G & A - Consulting expense	(a)	50,000	50,000	100,000	100,000
Interest expense		78,518	79,873	161,409	131,888
Cost of revenue, inventory or equipment on operating leases acquired	(a)	261,000	309,046	443,400	529,379

There were no revenues earned from related parties during the six and three month periods ended June 30, 2016 and 2015.

(a)	Distribution Agreement - BioHiTech has an exclusive license and distribution agreement (the “License Agreement”) with BioHiTech International (“BHT-I”), a company owned by Chun-Il Koh, a BioHiTech shareholder and other unrelated parties. The License Agreement provides distribution rights to the Eco-safe digester through December 31, 2023 (unless extended by mutual agreement) and for annual payments to Mr. Koh in the amount of $200,000 for the term of the License Agreement and a 2.5% additional commission on all sales closed by Mr. Koh.

(b)	Advance from Related Party - The Company’s Chief Executive Officer has advanced the Company funds for operating and capital purposes. The advances bear interest at 13% and are unsecured and due on demand. There are no financial covenants related to this advance and there are no formal commitments to extend any further advances.

(c)	Promissory Note - Related Party - On June 25, 2014, the Company initially entered into a secured promissory note with the Company’s Chief Executive Officer in the aggregate amount of $1,000,000 (the “Promissory Note”). This note has been amended effective July 31, 2015 and January 1, 2016. The amended note provides for up to $2,500,000 in borrowings, an interest rate of 13% per annum, which is subject to prospective reduction to 10% upon the Company’s completion of raising $6,000,000 in connection with the unsecured subordinated convertible notes and warrants offering and is due on the earlier of (a) a change of control, (b) an event of non-payment default, (c) the two-year anniversary of the Promissory Note, and (d) a Qualified Financing. For purposes of the Promissory Note, a Qualified Financing was defined as the first issuance of debt or equity by the Company through which the Company received gross proceeds of a minimum of $5,000,000 from one or more financial institutions or accredited investors, excluding the present $6,000,000 offering of unsecured subordinated convertible notes and warrants. In connection with the January 1, 2016 amendment, $263,027 of accrued interest was added to the outstanding balance of the note.

(d)	Unsecured Subordinated Convertible Notes and Warrants - In connection with the Company’s issuance of unsecured subordinated convertible notes and warrants in 2016, as further disclosed in Note 11, certain related parties participated in the offering.

(e)	Line of Credit - Under the terms of the line of credit, several related parties have personally guaranteed the line and are contingently liable should the Company not meet its obligations under the line.

(f)	Facility Lease - The Company leases its corporate headquarters and warehouse space from BioHiTech Realty LLC, a company owned by two stockholders of the Company that expires in 2020, with a renewal option for an additional five-year period. Minimum lease payments as of June 30, 2016 under these operating leases are:

Year Ending December 31,
2016, remaining period	$48,111
2017	97,066
2018	98,524
2019	100,003
2020	41,926
Total	$385,630

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2016 and 2015, and the six and three months then ended (UNAUDITED)

Note 11. Line of Credit, Notes Payable, Advance, Promissory Note, Convertible Promissory Notes and Long Term Debt

Notes, lines, advances and long term debts are comprised of the following:

	June 30, 2016		December 31, 2015
	Total	Related Party	Total	Related Party
Line of credit	$2,463,736	$-	$2,488,753	$-
Unsecured subordinated convertible notes	3,117,609	2,250,000	-	-
Promissory note - related party	2,500,000	2,500,000	1,710,000	1,710,000
Notes payable	200,000	100,000	400,000	300,000
Advances	178,027	-	710,000	710,000
Long term debt - other, current and long term portion	23,735	-	27,833	-

Line of Credit - The Company has a revolving line of credit with a bank which provides for aggregate borrowings of up to $2,500,000. The line of credit is due on demand and bears interest at Prime plus 3% (4.0% at June 30, 2016 and December 31, 2015), which is recorded as a component of interest expense. The line of credit is secured by the Company's assets, is personally guaranteed by certain stockholders of the Company and does not have any financial covenants. The line of credit also provides for letters of credit aggregating $250,000. During the six months ended June 30, 2016 there were no outstanding letters of credit.

Notes Payable - During the year ended December 31, 2015, the Company entered into several unsecured promissory notes in the aggregate amount of $400,000, which do not have any financial covenants. As of June 30, 2016, two of the notes remain outstanding with interest at 7.5% and maturities of October 2016 and June 2017.

Unsecured Subordinated Convertible Promissory Notes – During 2016, the Company entered into a series of Securities Purchase Agreements (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Registrant agreed to sell and the Investors agreed to purchase in a private placement offering (the “Private Placement”) units (the “Units”) in the aggregate offering amount of $3,250,000, of which $2,250,000 was with related parties.

On May 31, 2016, the Company amended the Private Placement during 2016 to increase the total offering to up to $15,000,000 from its initial $6,000,000 amount.

Each Unit is comprised of a convertible promissory note and warrants to purchase shares of the Company’s common stock. Each note bears interest at the rate of 8% per annum and is due on the earlier of: (i) 24 months (February 10, 2018); (ii) the date the common stock is listed on The Nasdaq stock market or NYSE MKT; or (iii) a “Change of Control” of the Company, which is defined as a liquidation, dissolution, winding up, change in voting control or sale of all or substantially all of the Company’s assets. Each note sold is convertible into shares of Common Stock equal to the outstanding principal amount under the note, plus any accrued and unpaid interest, divided by a conversion price (the “Conversion Price”) equal to the lowest of: (i) the trading price on the date of the listing; (ii) the price per share paid by investors in a subsequent underwritten public offering in connection with the listing; (iii) the lowest price paid by investors in a subsequent offering of the Registrant’s securities; (iv) the per share price in a change of control transaction; or (v) $3.75 per share. Prior to maturity, an investor may elect, at its option and in its sole discretion, to convert all or a portion of the outstanding principal amount under the note, plus any accrued and unpaid interest, into shares of common stock at a conversion price equal to $3.75 per share.

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

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2016 and 2015, and the six and three months then ended (UNAUDITED)

As of June 30, 2016, the balance of the outstanding notes amounted to $3,250,000 and is presented net of unamortized deferred offering costs of $132,391, resulting from deferred offering costs of $157,231 less $24,840 of accumulated amortization. These costs are being amortized as a component of interest expenses over the original 24-month terms of the notes, unless there is an early maturity. Interest expense on the notes is due at the maturity of the notes and has been presented as a non-current liability.

Long term debt - Represents two loans collateralized by vehicles with interest ranging from 1.9% to 4.98%. Amortizing principal payment requirements as of June 30, 2016 are as follow:

Year Ending December 31,
2016, remaining period	$4,162
2017	8,525
2018	5,410
2019	5,200
2020	438
Total	$23,735

Interest Expense - All interest on the Company’s various debts are recognized as interest expense in the accompanying condensed consolidated financial statements.

Note 12. Equity Transactions

Maxim Warrants - In connection with the issuance of units consisting of unsecured subordinated convertible promissory notes and warrants (See Note 11), the Company has agreed to issue warrants to Maxim Group LLC, the placement agent, that will be exercisable into 10% of the total number of shares of common stock that the notes are convertible under the notes at an exercise price of $3.75 per share. The warrants expire 5 years from the date of issuance of the underlying notes.

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

Barksdale Warrants - In connection with a BioHiTech October 2013 Class B Common Interests private placement offering, BioHiTech agreed to issue Barksdale Global Holdings, LLC (“Barksdale”) warrants to purchase a number of Class B Common Interests of BioHiTech, as now converted into common shares of the Company. The warrants were subsequently issued on June 30, 2015, whereby Barksdale was issued a warrant to purchase up to $140,000 of BioHiTech’s Class B Common Interests on or before the expiration date of June 30, 2020. The warrant is exercisable during the period commencing upon the consummation of the Company’s next successive equity raise in which the Company receives gross proceeds of a minimum of $5.0 million (“Qualified Financing”). If the Company does not consummate a Qualified Financing prior to the expiration date, the warrant shall never be exercisable. Notwithstanding the forgoing, Barksdale may not exercise the warrant within 12 months of the consummation date of the Merger.

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

Other Warrants - In connection with prior debt offerings that have been converted into equity, warrants expiring between May and July of 2020 representing an $80,000 purchase equity interest remain outstanding. The warrants allow the holders to acquire up to $80,000 of the Company’s common stock at a price of 120% of the closing price of the Company’s first issuance of equity in one, or a series of related transactions, through which the Company receives gross process of $5,000,000 or more from one or more financial institutions or “accredited investors,” as defined by the Securities Act of 1933. Should the Company not consummate such an issuance of equity by the expiration of the warrants, the warrants shall never be exercisable

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2016 and 2015, and the six and three months then ended (UNAUDITED)

Note 13. Equity Incentive Plans

During 2015, the Company established the BioHiTech Global, Inc. 2015 Equity Incentive Plan, which is available to eligible employees, directors, consultants and advisors of the Company and its affiliates. The plan allows for the granting of incentive stock options, nonqualified stock options, reload options, stock appreciation rights, and restricted stock representing up to 750,000 shares. The Plan is administered by the board of directors. Effective March 1, 2016, the Company granted nonqualified options for 371,250 shares. Effective April 15, 2016, the Company granted 347,500 restricted stock units. As of June 30, 2016 there were 31,250 shares available under the Plan for future grants.

Stock Options - The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model. The valuation determined by the Black-Scholes pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The risk free rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies, the expected life is based on the estimated average of the life of options using the simplified method, and forfeitures are estimated on the date of grant based on certain historical data. The Company utilizes the simplified method to determine the expected life of its options due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

On March 1, 2016, the Company granted 371,250 stock options to employees and directors for future services. These options had a fair value of $520,210 using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	1.3 - 1.5%
Expected dividend yield	0.00%
Expected volatility	28.8 - 30.3%
Expected term in years	5.0 - 6.0

The options vest over four years. During the three months and six months ended June 30, 2016, compensation expense related to the stock options amounted to $36,476 and $174,865, respectively.

The weighted-average grant date fair value of options granted during the six months ended June 30, 2016 was $520,210. Total unrecognized compensation expense related to unvested stock options at June 30, 2016 amounts to $345,345 and is expected to be recognized over a weighted average period of 2.6 years.

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2015	-	-	-	-
Granted	371,250	$3.75	9.7	-
Exercised	-	-	-	-
Forfeited or Canceled	-	-	-	-
Outstanding - June 30, 2016	371,250	$3.75	9.7	$-
Exercisable - June 30, 2016	90,418	$3.75	9.7	$-

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2016 and 2015, and the six and three months then ended (UNAUDITED)

The following table summarizes the Company’s stock option activity for non-vested options for the six months ended June 30, 2016:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at December 31, 2015	-
Granted	371,250	$3.75
Vested	(90,418)	(3.75)
Forfeited or Canceled	-	-
Balance at June 30, 2016	280,832	$3.75

Restricted Stock Units – On April 15, 2016, the Company granted 347,500 restricted stock units (“RSU”) to certain employees. 15,833 of the RSUs vested immediately and the remaining units vest over a three-year period, subject to continued service on each applicable vesting date. The RSUs have no voting or dividend rights. The fair value of the common stock on the date of the grant was $4.05 per share based upon the quoted closing price of the Company’s common stock on the grant date. The aggregate grant date fair value of the award amounts to $1,408,167 which will be recognized as compensation expense over the vesting period. As of June 30, 2016, the aggregate intrinsic value of the unvested RSUs was $1,111,084.

During the three months and six months ended June 30, 2016, compensation expense related to the RSUs amounted to $175,767.

Total unrecognized compensation expense related to the unvested RSUs at June 30, 2016 amounts to $1,232,397 and is expected to be recognized over a weighted average period of 2.67 years.

The following table summarizes the Company’s RSU activity for the six months ended June 30, 2016:

Number of Shares
Unvested balance at December 31, 2015	-
Granted	347,500
Vested	(15,833)
Forfeited or Canceled	-
Unvested balance at June 30, 2016	331,667

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

Note 15. Operating Leases

The Company rents its headquarters and attached warehousing space from a related party (see Note 10) and their research and development office from an unrelated party under operating leases. The research and development office lease commenced in October 2015 and will expire in 2018, subject to one renewal option for an additional one-year period. The total future minimum lease payments under all of these leases as of June 30, 2016 are as follow:

Year Ending December 31,
2016, remaining period	$59,074
2017	119,480
2018	115,710
2019	100,003
2020	41,926
Total	$436,193

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2016 and 2015, and the six and three months then ended (UNAUDITED)

Note 16. Supplemental Consolidated Statement of Cash Flows Information

Changes in non-cash operating assets and liabilities, as well as other supplemental cash flow disclosures, are as follows:

	Six Months Ended June 30,
	2016	2015
Changes in operating assets and liabilities:
Accounts and note receivable	$59,272	$(163,293)
Inventory	(706,995)	(182,179)
Advances to vendors	-	44,700
Prepaid expenses and other assets	14,144	28,914
Accounts payable	251,949	207,536
Accrued interest payable	(9,485)	182,521
Accrued expenses	(61,050)	(38,009)
Deferred revenue	42,820	52,756
Customer deposits	140,028	(2,100)
Net change in operating assets and liabilities	$(269,317)	$130,846
Supplementary cash flow information:
Cash paid during the year for:
Interest	$55,415	$45,641
Income taxes	-	-
Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Accrued interest added to principle of promissory note - related party	263,027	-
Transfer of inventory to leased equipment	274,350	44,700

Note 17. Recent Accounting Pronouncements

Revenue from Contracts with Customers - In April 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-10, “Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing” (Topic 606). The amendments clarify two aspects of ASU No. 2014-09, “Revenue from Contracts with Customers,” by providing (1) guidance for identifying performance obligations and (2) licensing implementation guidance. Public business entities should apply the guidance similar to Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09, as amended, is effective for fiscal years beginning after December 15, 2017 and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company does not anticipate that the adoption, by means of a retrospective approach with a cumulative effect, if any, will have a material effect on its consolidated financial position or results of operations.

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2016 and 2015, and the six and three months then ended (UNAUDITED)

Stock Compensation - In March 2016, FASB issued ASU No. 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (Topic 718). The amendments in this ASU is to significantly reduce the complexity and cost of accounting for excess tax benefits and tax deficiencies related to employee share-based payment transactions, which include restricted stock and stock options. Also, ASU No. 2016-09 requires an entity to run excess tax benefits and deficiencies through its income statement, which in effect eliminates the concept of additional paid-in capital. For public business entities, the amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2016, including interim periods within those annual periods. The Company will evaluate the effects, if any, that adoption of this ASU will have on its consolidated financial position or results of operations.

Leases - In February 2016, the FASB issued new lease accounting guidance (ASU No. 2016-02, Leases). Under the new guidance, at the commencement date, lessees will be required to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is not applicable for leases with a term of 12 months or less. Lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company will evaluate the effects, if any, that adoption of this ASU will have on its consolidated financial position or results of operations.

Inventory - In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires inventory measured using any method other than last-in, first out (“LIFO”) or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. This ASU is effective prospectively for fiscal years beginning after December 15, 2016 and their related interim periods. Early application is permitted. The Company does not anticipate that the adoption will have a material effect on its consolidated financial position or results of operations.

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

Advance from Related Party - Subsequent to June 30, 2016, the Chief Executive Officer advanced the Company additional working capital funds of $300,000, which are due on demand and carry an interest rate of 13%.

Strategic Consulting Agreement – Subsequent to June 30, 2016, the Company entered into a strategic consulting agreement with Tusk Ventures LLC for a twelve-month term, with a sixty-day termination option by either party. In the event of a termination, fees are due through the last day of services following the termination notice. The contract includes issuing convertible debt in the amount of $25,000 per month that is on substantially the same terms as the unsubordinated convertible debt. Upon a mandatory conversion event, the agreement includes issuing common shares amounting to $25,000 per month based on a thirty-day trailing average price.

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

The Eco-Safe Digester is currently installed in 37 states throughout the United States as well as fifteen foreign countries.

BioHiTech has over 300 units installed worldwide with over eight years of operating experience. With units in the field for over eight years, BioHiTech’s products have proven to have at least a reasonably long-term life expectancy comparable to the products sold by its competitors.

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

Stock-Based Compensation - The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation.” ASC 718 requires generally that all equity awards be accounted for at their “fair value.” This fair value is measured on the grant date for stock-settled awards. Fair value is equal to the underlying value of the stock for “full-value” awards such as restricted stock and performance shares, and is estimated using an option-pricing model with traditional inputs for “appreciation” awards such as stock options and stock appreciation rights.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, or in the period of grant for awards that vest immediately and have no future service condition. For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates: previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited. The expense resulting from share-based payments is recorded the accompanying consolidated statements of operations based upon the functional classification of the individual grantees.

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

BioHiTech, with over eight years of operating experience, has over 300 Eco-Safe Digesters installed in 37 states throughout the United States, as well as in fifteen foreign countries.

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

Currently, BioHiTech leverages multiple sales models including all-inclusive rental models and traditional capital expense sales models. List prices for all of the three models are under $50,000. Under BioHiTech’s rental model, BioHiTech provides a digester, quarterly service, consumables and in most cases, an annual cloud license under a monthly bundled charge. These contracts normally range from three to five years in duration. Monthly charges range from $500 to $1,200 per month depending on the unit size, services provided and the quantity of units under contract. Annual cloud licenses are also available ala carte at a rate of $2,400 per unit per year.

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

Results of operation for the three months ended June 30, 2016 compared to the three months ended June 30, 2015

Summary Results

	Three Months Ended June, 30
	2016		2015
Revenue	$451,281	100.0%	$321,267	100.0%
Cost of revenue	361,334	80.1	304,104	94.7
Gross profit	89,947	19.9	17,163	5.3
Operating expenses	1,625,825	360.3	617,910	192.3
Loss from operations	(1,535,878)	(340.4)	(600,747)	(187.0)
Other expenses	182,853	40.5	121,326	37.8
Net loss	$(1,718,731)	(380.9)%	$(722,073)	(224.8)%

For the three months ended June, 2016 total revenue increased by 40.5% over the comparable 2015 period. This increase was driven by a 37.5% increase in rental, services and parts (69.6% of the total increase in revenue) and a 157.2% increase in equipment sales (56.2% of the total increase in revenue), which was driven by international and domestic reseller activity that continues to be predominantly sales based.

Gross margin improved from 5.3% overall for the three months ended June 30, 2015 to 19.9% for the comparable 2016 with improvements in both product and service revenues.

Operating expenses increased by 163.1% to $1,625,825 for the three months ended June 30, 2016, which reflect the higher level of personnel to support the Company’s strategic focus and to support its reporting and capital activities as a public entity.

Revenue by Type

The following table breaks down revenue by type:

	Three Months Ended June 30,
	2016		2015
Rental, service and parts	$331,692	73.5%	$241,205	75.1%
Equipment sales	119,589	26.5	46,501	14.5
Other revenue	-	-	33,561	10.4
	$451,281	100.0%	$321,267	100.0%

Total revenue increased by $130,014, or 40.5%, from the three months ended June 30, 2015 to the three months ended June 30, 2016. Within revenue, continuing on the strategy shift that started in 2013, the Company continued to promote rental, services and parts over equipment sales with rental, service and parts increasing by 37.5% from the three months ended June 30, 2015 to the three months ended June 30, 2016. As a percentage of total revenue, rental, service and parts decreased to 73.5% of revenue for the three months ended June 30, 2016, as compared to 75.1% (83.8% excluding QTags revenue) for the same period in 2015, while equipment sales as a percentage of revenue increased to 26.5% from 14.5%, respectively. This increase in equipment sales was primarily attributable to an increase in international reseller activity in areas where the rental market is not as well recognized as the retail sales model. Other revenue in 2015 includes revenues relating to the QTags business line that was sold in May 2015. Excluding the revenues relating to the sold business line from 2015, the quarter to quarter increase in revenue would have been $163,575, or 56.9%

Rental, service and parts revenue increased by $90,487, or 37.5%, from the three months ended June 30, 2015 to the three months ended June 30, 2016. This increase is primarily driven by a greater number of rented units.

Equipment sales increased by $73,088, or 157.2%, from the three months ended June 30, 2015 to the three months ended June 30, 2016. This increase was due to a greater number of international reseller sales.

Other revenue decreased by $33,561, or 100.0%, from the three months ended June 30, 2015 to the three months ended June 30, 2016. Other revenue in 2015 it was primarily comprised of revenues relating to the QTags business, which was sold in May 2015.

Cost of Revenue

The following table breaks down cost of revenue by type:

	Three Months Ended June 30,
	2016		2015
Rental, service and parts	$254,617	70.5%	$237,303	78.0%
Equipment sales	106,717	29.5	47,245	15.5
Other revenue	-	-	19,556	6.5
	$361,334	100.0%	$304,104	100.0%

Cost of revenue mainly consists of the cost of acquiring digester units that are sold, depreciation expense on rental units, warehousing, installation, maintenance, parts and shipping costs, as well as related salary and employee costs. Total costs of revenue increased by $57,230, or 18.8%, from the three months ended June 30, 2015 to the three months ended June 30, 2016 primarily due to the change in mix of revenue between equipment sales and rental, service and parts.

Rental, service and parts costs of revenue increased by $17,314, or 7.3% (as compared to a 37.5% increase in rental, service and parts revenue) from the three months ended June 30, 2015 to the three months ended June 30, 2016.

	Three Months Ended June 30
	2016		2015
Labor related costs	$13,963	5.5%	$89,812	37.9%
Depreciation	90,706	35.6	51,733	21.8
Contracted services	46,243	18.2	24,450	10.3
Parts and maintenance supplies	103,705	40.7	71,308	30.0
	$254,617	100.0%	$237,303	100.0%

Labor related costs decreased by $75,850 or 84.5% from the three months ended June 30, 2015 to the three months ended June 30, 2016, due to redeploying staff and improving efficiencies in directing services. Contracted services increased by $21,793 or 89.1% from the three months ended June 30, 2015 to the three months ended June 30, 2016, due to the mix of geographic locations that are covered by contracted services. Depreciation increased by $38,974 or 75.3% from the three months ended June 30, 2015 to the three months ended June 30, 2016, due to an increase in the cost of equipment leased, as well as due to the timing of when the equipment became leased. Parts and maintenance supplies increased by $32,397 or 45.4% from the three months ended June 30, 2015 to the three months ended June 30, 2016 due to the introduction of newer models that do not share a significant number of parts with the older models.

Equipment sales cost of revenue increased by $59,472 or 125.9% from the three months ended June 30, 2015 to the three months ended June 30, 2016 due to increased sales, which increased by 157.2% over the same period.

Gross Profit

The following table breaks down gross profit by type:

	Three Months Ended June 30
	2016		2015
Rental, service and parts	$77,075	85.7%	$3,902	22.7%
Equipment sales	12,872	14.3	(744)	(4.3)
Other revenue	-	-	14,005	81.6
	$89,947	100.0%	$17,163	100.0%

The following table breaks down gross margin by type:

	Three Months Ended June 30
	2016	2015
Rental, service and parts	23.2%	1.6%
Equipment sales	10.8	(1.6)
Other revenue	-	41.7
Total	19.9%	6.0%

Rental, service and parts gross margin Increased to 23.2% for the three months ended June 30, 2016 primarily due to higher volumes of covered equipment and by changes in the personnel and contracted services.

Equipment sales gross margin increased from a negative 1.6%, which was due to non-contractual sales of equipment at the end of several leases at prices less than cost during the three months ended June 30, 2015, to 10.8% during the three months ended June 30, 2016, which is reflective of the higher level of reseller sales over retail sales.

Operating expenses

The following table breaks down operating expenses by type:

	Three Months Ended June 30
	2016		2015
Selling, general and administrative	$1,159,598	71.3%	$537,884	87.1%
Research and development	235,164	14.5	139,688	22.6
Professional fees	201,889	12.4	129,321	20.9
Gain on sale of QTag	-	-	(227,355)	(36.8)
Depreciation and amortization	29,174	1.8	38,372	6.2
Total	$1,625,825	100.0%	$617,910	100.0%

Selling, general and administrative expenses increased by $621,714, or 115.6% from the three months ended June 30, 2015 to the three months ended June 30, 2016. The following table breaks down the major categories of selling, general and administrative expenses:

	Three Months Ended June 30
	2016		2015
Personnel	$876,273	75.6%	$400,638	74.5%
Facility and office costs	84,318	7.3	73,182	13.6
Sales and marketing	87,182	7.5	59,008	11.0
Other	111,825	9.6	5,056	0.9
Total	$1,159,598	100.0%	$537,884	100.0%

Personnel related expenses increased by $475,635 or 118.7% from the three months ended June 30, 2015 to the three months ended June 30, 2016. This increase was driven by adding staff to drive the strategic repositioning of the company and to support geographic expansion. In addition, stock based compensation included $200,461 during the three months ended June 30, 2016 (42.1% of change in personnel) as compared to none in 2015. Facility and office costs increased by $11,136 or 15.2% from the three months ended June 30, 2015 to the three months ended June 30, 2016 due to new office and warehouse space and general growth in operations. Other expenses increased by $106,769 primarily due to bad debt expense provisions during the three months amounting to $72,127, as compared to net recoveries of $20,074 during the three months ended June 30, 2015.

Research and development expenses increased by $95,476, or 68.3% from the three months ended June 30, 2015 to the three months ended June 30, 2016. This increase was primarily driven increased personnel expenses, which included stock based compensation amounting to $31,181 for the three months ended June 30, 2016. There was no stock based compensation in 2015.

Professional fees increased by $72,568, or 56.1% from the three months ended June 30, 2015 to the three months ended June 30, 2016. The following table breaks down the major categories of professional fees:

	Three Months Ended June 30,
	2016		2015
Legal	$63,464	31.4%	$107,798	83.4%
Marketing and communications	47,870	23.7	31,163	24.1
Investment banking	56,459	28.0	-	-
Audit and accounting services	34,096	16.9	(9,640)	(7.5)
Total	$201,889	100.0%	$129,321	100.0%

Professional fees expense increased primarily due to costs relating to being a public company actively involved in additional fund raising. Legal fees in 2015 included expenses related to 2015 merger with Swift.

Results of operation for the six months ended June 30, 2016

compared to the six months ended June 30, 2015

Summary Results

	Six Months Ended June, 30
	2016		2015
Revenue	$914,009	100.0%	$602,893	100.0%
Cost of revenue	709,900	77.7	567,414	94.1
Gross profit	204,109	22.3	35,479	5.9
Operating expenses	3,200,025	350.1	1,500,273	248.9
Loss from operations	(2,995,916)	-327.8	(1,464,794)	(243.0)
Other expenses	331,657	36.3	226,700	37.6
Net loss	$(3,327,573)	(364.1)%	$(1,691,494)	(280.6)%

For the six months ended June, 2016 total revenue increased by 51.6% over the comparable 2015 period. This increase was driven by a 40.4% increase in rental, services and parts (59.0% of the total increase in revenue) and a 283.1% increase in equipment sales (65.7% of the total increase in revenue), which was driven by international and domestic reseller activity that continues to be predominantly sales based. Revenue in 2015 also includes revenues related to QTags, which was sold in 2015. Through June 30, 2016, QTags accounted for 12.7% of revenue and a negative 24.6% of the change between the six months ended June 30, 2016 and 2015.

Gross margin improved from 5.9% overall for the six months ended June 30, 2015 to 22.3% for the six months ended June 30, 2016 with improvements in both product and service revenues.

Operating expenses increased by 113.3% to $3,200,025 for the six months ended June 30, 2016, which reflect the higher level of personnel to support the Company’s strategic focus and to support its reporting and capital activities as a public entity.

Revenue by Type

The following table breaks down revenue by type:

	Six Months Ended June 30,
	2016		2015
Rental, service and parts	$637,555	69.8%	$454,117	75.3%
Equipment sales	276,454	30.2	72,171	12.0
Other revenue	-	-	76,605	12.7
	$914,009	100.0%	$602,893	100.0%

Total revenue increased by $311,116, or 51.6%, from the six months ended June 30, 2015 to the six months ended June 30, 2016 Within revenue, continuing on the strategy shift that started in 2013, the Company continued to promote rental, services and parts over equipment sales with rental, service and parts increasing by 40.4% from the six months ended June 30, 2015 to the six months ended June 30, 2016. As a percentage of total revenue, rental, service and parts decreased to 69.8% of revenue for the six months ended June 30, 2016, as compared to 75.3% for the same period in 2015, while equipment sales as a percentage of revenue increased to 30.2% from 12.0%, respectively. This increase in equipment sales was primarily attributable to an increase in international reseller activity in areas where the rental market is not as well recognized as the retail sales model. Other revenue in 2015 includes revenues relating to the QTags business line that was sold in May 2015. Excluding the revenues relating to the sold business line from 2015, the six-month to six-month increase in revenue would have been $387,721, or 73.7%

Rental, service and parts revenue increased by $183,438 or 40.4%, from the six months ended June 30, 2015 to the six months ended June 30, 2016. This increase is primarily driven by a greater number of rented units.

Equipment sales increased by $204,283, or 283.1%, from the six months ended June 30, 2015 to the six months ended June 30, 2016. This increase was due to a greater number of reseller and international reseller sales.

Other revenue decreased by $76,605 to zero, from the six months ended June 30, 2015 to the six months ended June 30, 2016. Other revenue in 2015 it was primarily comprised of revenues relating to the QTags business.

Cost of Revenue

The following table breaks down cost of revenue by type:

	Six Months Ended June 30,
	2016		2015
Rental, service and parts	$505,727	71.2%	$436,428	76.9%
Equipment sales	204,173	28.8	96,048	16.9
Other revenue	-	-	34,938	6.2
	$709,900	100.0%	$567,414	100.0%

Cost of revenue mainly consists of the cost of acquiring digester units that are sold, depreciation expense on rental units, warehousing, installation, maintenance, parts and shipping costs, as well as related salary and employee costs. Total costs of revenue (excluding QTags) increased by $177,424, or 33.3%, from the six months ended June 30, 2015 to the six months ended June 30, 2016 primarily due to the change in mix of revenue between equipment sales and rental, service and parts.

Rental, service and parts costs of revenue increased by $69,299, or 15.9% (as compared to a 40.4.% increase in rental, service and parts revenue) from the six months ended June 30, 2015 to the Six months ended June 30, 2016.

	Six Months Ended June 30
	2016		2015
Labor related costs	$72,426	14.3%	$173,838	39.8%
Depreciation	150,320	29.7	103,889	23.8
Contracted services	100,443	19.9	43,931	10.1
Parts and maintenance supplies	182,538	36.1	114,770	26.3
	$505,727	100.0%	$436,428	100.0%

Labor and contracted services on a combined basis decreased by $44,900 or 20.6% from the six months ended June 30, 2015 to the six months ended June 30, 2016, due to improved utilization of existing resources. Depreciation increased by $46,431 or 44.7% from the six months ended June 30, 2015 to the six months ended June 30, 2016, due to an increase in the cost of equipment leased, as well as due to the timing of when the equipment became leased. Parts and maintenance supplies increased by $67,768 or 59.0% from the six months ended June 30, 2015 to the six months ended June 30, 2016 due to higher demand.

Equipment sales cost of revenue increased by $108,125 or 112.6% from the six months ended June 30, 2015 to the six months ended June 30, 2016 due to increased sales.

Gross Profit

The following table breaks down gross profit by type:

	Six Months Ended June 30
	2016		2015
Rental, service and parts	$131,828	64.6%	$17,689	49.9%
Equipment sales	72,281	35.4	(23,877)	(67.3)
Other revenue	-	-	41,667	117.4
	$204,109	100.0%	$35,479	100.0%

The following table breaks down gross margin by type:

	Six Months Ended June 30
	2016	2015
Rental, service and parts	20.7%	3.9%
Equipment sales	26.1	(33.1)
Other revenue	-	54.4
Total	22.3%	5.9%

Rental, service and parts gross margin improved by 16.8% from the six months ended June 30, 2015 to the six months ended June 30, 2016. This improvement was the result of increases in revenues, changes in the mix of services and improved utilization of existing resources.

Equipment sales gross margin increased from a negative 33.1%, which was due to non-contractual sales of equipment at the end of several leases at prices less than carrying costs during the six months ended June 30, 2015, to 26.1% during the six months ended June 30, 2016, which is reflective of the higher level of reseller sales over retail sales.

Operating expenses

The following table breaks down operating expenses by type:

	Six Months Ended June 30
	2016		2015
Selling, general and administrative	$2,188,248	68.4%	$1,047,337	69.8%
Research and development	419,095	13.1	319,478	21.3
Professional fees	537,734	16.8	280,766	18.7
Gain on sale of QTAG	-	-	(227,355)	(15.1)
Depreciation and amortization	54,948	1.7	80,047	5.3
Total	$3,200,025	100.0%	$1,500,273	100.0%

Selling, general and administrative expenses increased by $1,140,911 or 108.9% from the six months ended June 30, 2015 to the six months ended June 30, 2016. The following table breaks down the major categories of selling, general and administrative expenses:

	Six Months Ended June 30
	2016		2015
Personnel	$1,692,276	77.4%	$775,496	74.0%
Facility and office costs	177,720	8.1	130,905	12.5
Sales and marketing	173,314	7.9	91,597	8.8
Other	144,938	6.6	49,339	4.7
Total	$2,188,248	100.0%	$1,047,337	100.0%

Personnel related expenses increased by $916,780 or 118.2% from the six months ended June 30, 2015 to the six months ended June 30, 2016. This increase was driven by adding staff to drive the strategic repositioning of the company and to support geographic expansion. Facility and office costs increased by $46,815 or 35.8% from the six months ended June 30, 2015 to the six months ended June 30, 2016 due to new office and warehouse space and general growth in operations. Other increased by $95,599 or 193.8% primarily due to bad debt provisions of $61,743 for the six months ended June 30, 2016, as compared to a net recovery of $17,743 during the six months ended June 30, 2015.

Research and development expenses increased by $99,617, or 31.2% from the six months ended June 30, 2015 to the six months ended June 30, 2016. This change includes $63,331 of stock based compensation in 2016.

Professional fees increased by $256,968, or 91.5% from the six months ended June 30, 2015 to the six months ended June 30, 2016. The following table breaks down the major categories of professional fees:

	Six Months Ended June 30,
	2016		2015
Legal	$143,562	26.7%	$220,801	78.7%
Marketing and communications	63,902	11.9	61,585	21.9
Investment banking	128,959	24.0	-	-
Audit and accounting services	201,311	37.4	(1,620)	(0.6)
Total	$537,734	100.0%	$280,766	100.0%

Professional fees expense increased primarily due to costs relating to being a public company actively involved in additional fund raising.

Liquidity and Capital Resources

Since inception, the Company has sustained substantial losses. The Company has an accumulated deficit of $17,654,353 at June 30, 2016.

The cash on hand is insufficient for us to continue our operations through December 31, 2016. During the six months ended June 30, 2016, the Company issued $3,250,000 in unsecured convertible debt as part of a private placement offering for up to $15,000,000 in total unsecured convertible debt, primarily to management of the Company. While the Company continues to seek investors under the private placement offering, if the Company is unable to obtain debt or equity financing to meet its cash needs, it may have to severely limit its business plan by reducing the funds it hopes to expend on its business plan.

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

Cash and Cash Equivalents

As of June 30, 2016 and December 31, 2015, the Company had cash balances of $230,119 and $39,195, respectively.

Borrowings and Debt

The table below presents borrowings, debts and advances as of June 30, 2016, along with their stated maturities. The line of credit, with an outstanding balance of $2,463,736 has an additional $36,264 available under its $2,500,000 facility.

		Due in (From December 31, 2015):
	Total	One Year	Two Years	Three Years	Thereafter
June 30, 2016:
Secured line of credit, prime plus 3%*	$2,463,736	$2,463,736	-	-	-
Unsecured subordinated convertible notes, 8%	3,117,609	-	-	$3,117,609	-
Promissory note, unsecured, 13%	2,500,000	-	-	$2,500,000	-
Promissory notes, unsecured, 7.5%	200,000	100,000	$100,000	-	-
Unsecured demand advances at 13%	178,027	178,027	-	-	-
Other notes, secured, 1.9 to 4.98%	23,735	4,162	8,525	$5,410	$5,638
Total – June 30, 2016	$8,483,107	$2,745,925	$108,525	$5,623,019	$5,638
Related party included above	$5,028,027	$278,027	$-	$4,750,000	$-
Total - December, 31, 2015	$5,336,586	$3,607,013	$1,718,525	$5,410	$5,638

*	The line of credit, which does not have any operating financial covenants, is guaranteed by several related parties and is excluded from the related party amount included above, as the guarantees are secondary to the primary borrower.

Cash Flows

Cash Flows from Operating Activities

We used $2,979,247 of cash in operating activities during the six months ended June 30, 2016, an increase of $1,355,976 from cash used in operating activities during the six months ended June 30, 2015. Our net loss during the six months ended June 30, 2016 of $3,327,573 was impacted by $350,632 of stock based compensation and $205,568 of depreciation and amortization. Changes in operating assets and liabilities utilized $235,911 of cash during the six months ended June 30, 2016, while the provided $130,846 of cash during the six months ended June 30, 2015.

Cash Flows from Investing Activities

Cash used in investing activities amounted to $3,825 for the six months ended June 30, 2016, compared to cash provided by investing activities of $31,782 for the six months ended June 30, 2015, a change of $35,607, comprised of lower acquisitions of computer software and equipment in 2016 and the 2015 QTAG proceeds.

Equipment added to equipment on operating leases is initially treated as an increase inventory (an operating activity) and then presented as a non-cash transfer into equipment upon leasing. During the six months ended June 30, 2016 the total of such transfers was $274,350, as compared to $44,700 for the six months ended June 30, 2015

Cash Flows from Financing Activities

Cash provided by financing activities amounted to $3,146,522 the six months ended June 30, 2016, compared to $1,590,539 for the six months ended June 30, 2015, a change of $1,555,983. During the six months ended June 30, 2016, the Company received $4,040,000 of proceeds on borrowings, which was offset, in part, by $761,087 in repayments on debt.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the six-month period ended June 30, 2016.

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

On February 10, 2016, April 14, 2016 and May 27,2016, BioHiTech Global, Inc. (the “Registrant”) entered into a series of Securities Purchase Agreements (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Registrant agreed to sell and the Investors agreed to purchase in a private placement offering (the “Private Placement”) units (the “Units”) in the aggregate offering amount of $2,500,000, $550,000 and $200,000, respectively. Each Unit, in the minimum subscription amount of $25,000 is comprised of a Convertible Promissory Note (the “Note”) and warrants (the “Warrants”) to purchase shares of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”). Each Note bears interest at the rate of 8% per annum and is due on the earlier of: (i) February 10, 2018; (ii) the date the Common Stock is listed on The Nasdaq Stock Market or NYSE MKT (the “Listing”); or (iii) a “Change of Control” of the Registrant which is defined as a liquidation, dissolution, winding up, change in voting control or sale of all or substantially all of the Registrant’s assets. Each Note sold is convertible into shares of Common Stock equal to the outstanding principal amount under the Note, plus any accrued and unpaid interest, divided by a conversion price (the “Conversion Price”) equal to the lowest of: (i) the trading price on the date of the Listing; (ii) the price per share paid by investors in a subsequent underwritten public offering in connection with the Listing; (iii) the lowest price paid by investors in a subsequent offering of the Registrant’s securities; (iv) the per share price in a Change of Control transaction; or (v) $3.75 per share. Prior to maturity, an Investor may elect, at its option and in its sole discretion, to convert all or a portion of the outstanding principal amount under the Note, plus any accrued and unpaid interest, into a number of shares of Common Stock at a conversion price equal to $3.75 per share. The Warrants are exercisable for a period of five years into a number of shares of Common Stock equal to the number of shares of Common Stock into which the Notes are convertible at an exercise price equal to 120% of the Conversion Price.

On July 19, 2016, BioHiTech Global, Inc. (the “Company”) entered into a Consulting Service Agreement (the “Agreement”) with Tusk Ventures LLC (“Tusk”) effective August 1, 2016 (the “Effective Date”). Tusk will provide strategic political, regulatory and communications consulting services to the Company, for a term of 12 months from the Effective Date (subject to a 60-day notice of termination by either party). In consideration for the services, the Company will pay Tusk a monthly cash fee of $50,000, which the Company may defer payment on for no longer than four months, at which time all deferred payments shall be due. The Company will also pay Tusk an equity fee equal to $25,000 per month, which initially will take the form of convertible notes and then, upon the mandatory conversion of certain of the Company’s other convertible notes, the monthly equity fee shall be paid in shares of the Company’s common stock based upon the trailing month’s average price per share.

The Company relied on the exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The Purchase Agreements and the Agreement contain representations to support the Company’s reasonable belief that the investors had access to information concerning the Company’s operations and financial condition, the investors acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the investors are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the sale of securities did not involve a public offering; the Company made no solicitation in connection with the sale other than communications with the investors; the Company obtained representations from the investors regarding their investment intent, experience and sophistication; and the investors either received or had access to adequate information about the Company in order to make an informed investment decision.

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

BioHiTech Global, Inc.

August 12, 2016	By:	/s/ Frank E. Celli
	Name:	Frank E. Celli
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian C. Essman
	Name:	Brian C. Essman
	Title:	Chief Financial Officer and Treasurer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

