Form 10-Q
period 2016-09-30
BIOHITECH GLOBAL, INC.
filed 2016-11-14
CIK 1590383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 10, 2016
Common Stock, $0.0001 par value per share	8,229,712 shares

BioHiTech Global, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue
Rental, service and parts	$358,625	$270,369	$996,179	$726,111
Equipment sales	264,953	65,345	541,407	137,516
Other	-	-	-	74,980
Total revenue	623,578	335,714	1,537,586	938,607
Cost of revenue
Rental, service and parts	256,107	213,003	761,834	649,431
Equipment sales	176,511	68,530	380,684	164,578
Other	-	-	-	34,938
Total Cost of revenue	432,618	281,533	1,142,518	848,947
Gross profit	190,960	54,181	395,068	89,660
Operating expenses
Selling, general and administrative	983,725	702,847	3,171,973	1,750,184
Research and development	242,435	171,502	661,529	490,980
Professional fees	356,652	450,025	894,386	730,791
Loss (Gain) on sale of QTags	-	35,550	-	(191,805)
Depreciation and amortization	29,174	30,668	84,122	110,715
Total operating expenses	1,611,986	1,390,592	4,812,010	2,890,865
Loss from operations	(1,421,026)	(1,336,411)	(4,416,942)	(2,801,205)
Other expense (income)
Interest income	-	(4,696)	(3,068)	(4,696)
Interest expense	222,142	131,023	556,867	359,185
Change in fair value of warrant liability	-	-	-	(1,462)
Total other expense	222,142	126,327	553,799	353,027
Net loss	(1,643,168)	(1,462,738)	(4,970,741)	(3,154,232)
Other comprehensive income (loss)
Foreign currency translation adjustment	4,098	(290)	10,498	(290)
Comprehensive loss	$(1,639,070)	$(1,463,028)	$(4,960,243)	$(3,154,522)

Net loss per share - basic and diluted	$(0.20)	$(0.20)	$(0.60)	$(0.45)
Weighted average number of common shares outstanding - basic and diluted	8,229,712	7,288,859	8,229,712	7,080,769

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(UNAUDITED)
Assets
Current Assets
Cash	$176,103	$39,195
Accounts and note receivable, net	148,600	316,299
Inventory	586,043	274,304
Prepaid expenses and other current assets	39,868	67,136
Total Current Assets	950,614	696,934
Equipment on operating leases, net	964,915	844,494
Equipment, fixtures and vehicles, net	54,889	61,688
Intangible assets, net	291,541	365,038
Other assets	13,500	51,600
Total Assets	$2,275,459	$2,019,754

Liabilities and Stockholders' Deficit
Current Liabilities:
Line of credit	$2,463,736	$2,488,753
Accounts payable	1,587,758	1,222,167
Accrued interest payable	284,140	287,888
Accrued expenses	546,637	548,522
Deferred revenue	95,778	48,103
Notes payable	100,000	100,000
Notes payable - related party	100,000	300,000
Advance from related party	913,027	710,000
Customer deposits	88,136	29,657
Long-term debt, current portion	8,458	8,260
Total Current Liabilities	6,187,670	5,743,350
Promissory note - related party	2,500,000	1,710,000
Long term accrued interest	160,833	-
Unsecured subordinated convertible notes, including related parties of $2,250,000, net of deferred financing costs of $110,154	3,314,846	-
Long-term debt, net of current portion	13,204	19,573
Total Liabilities	12,176,553	7,472,923
Commitments and Contingencies
Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value, 20,000,000 shares authorized; 8,229,712 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	823	823
Additional paid in capital	9,392,907	8,880,589
Accumulated deficit	(19,297,521)	(14,326,780)
Accumulated other comprehensive gain (loss)	2,697	(7,801)
Total Stockholders' Deficit	(9,901,094)	(5,453,169)
Total Liabilities and Stockholders' Deficit	$2,275,459	$2,019,754

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (UNAUDITED)

	For the nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss:	$(4,970,741)	$(3,154,232)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	331,807	269,701
Provision for (recovery of) bad debts	70,467	(17,082)
Stock based compensation	512,318	-
Interest resulting from amortization of financing costs	55,076	-
Gain on sale of QTags	-	(191,805)
Change in fair value of warrant liability	-	(1,462)
Changes in operating assets and liabilities	343,326	858,863
Net cash used in operations	(3,657,747)	(2,236,017)

Cash flow from investing activities:
Proceeds from sale of QTags	-	75,000
Cash acquired from Swift Start	-	18
Capitalization of website development costs	-	4,273
Purchases of equipment, fixtures and vehicles	(3,825)	(114,790)
Net cash used in investing activities	(3,825)	(35,499)

Cash flows from financing activities:
Net change in line of credit	(25,017)	(748)
Proceeds from promissory notes	-	100,000
Proceeds from convertible notes	3,400,000	600,000
Convertible notes deferred financing costs	(165,230)	-
Proceeds from long-term debt	-	25,080
Repayments of long-term debt	(6,170)	(5,577)
Related party:
Increases of advances	203,027	455,000
Proceeds from promissory notes	526,973	405,000
Proceeds from convertible notes	-	500,000
Proceeds from senior convertible notes	-	200,000
Repayment of promissory notes	(200,000)	-
Net cash provided by financing activities	3,733,583	2,278,755
Effect of exchange rate on cash	64,897	(290)
Net change in cash	136,908	6,949
Cash - beginning of period	39,195	40,207
Cash - end of period	$176,103	$47,156

Note 16 includes supplemental cash flow information, non-cash investing and financing activities and changes in operating assets and liabilities.

See accompanying notes to unaudited condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015, and the three and nine months then ended (UNAUDITED)

Note 1. Basis of Presentation and Going Concern

Nature of Operations -BioHiTech Global, Inc. (the “Company” or “BioHiTech”) through its wholly-owned subsidiaries, BioHiTech America, LLC, BioHiTech Europe Limited and Entsorga North America, LLC, (collectively “subsidiaries”) offers its customers cost-effective and technologically innovative advancements integrating technological, biological and mechanical engineering solutions for the control, reduction and / or reuse of organic waste.

Basis of Presentation - The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany transactions have been eliminated in consolidation.

On January 20, 2016 the Company formed a wholly owned subsidiary, Entsorga North America, LLC (“ENA”). On February 29, 2016, through an amended limited liability agreement, ENA became a 31% equity owner of Apple Valley Waste Conversions, LLC (“AVWC”); an entity which has not previously had any business activities and was also 20.9% owned by the Chief Executive Officer of the Company, which combined represent a 51.9% controlling interest in ENA. Additionally, effective March 1, 2016, Entsorgafin, S.p.A, an Italian company with intellectual property rights related to large scale mechanical biological treatment (“MBT”) of municipal or regional waste, granted rights to the MBT intellectual property to AVWC for distribution 11 north and mid-Atlantic eastern states. Entsorgafin through a subsidiary, owns 6.2% of AVWC.

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management’s opinion, however, that the accompanying condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2015, which contains the audited financial statements and notes thereto, for the years ended December 31, 2015 and 2014 and are included within the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2016. The financial information as of December 31, 2015 presented herein is derived from the audited consolidated financial statements presented in the Company’s audited consolidated financial statements for the year ended December 31, 2015. The interim results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any future interim periods.

Reclassifications to certain prior period amounts have been made to conform to current period presentation. These reclassifications have no effect on previously reported net loss.

Going Concern - For the nine months ended September 30, 2016 and the year ended December 31, 2015, the Company had a net loss of $4,970,741 and $5,001,452, respectively, incurred a consolidated loss from operations of $4,416,942 and $4,545,646, respectively and used net cash in consolidated operating activities of $3,657,747 and $3,170,427, respectively. At September 30, 2016, consolidated stockholders’ deficit amounted to $9,901,094 and the Company had a consolidated working capital deficit of $5,237,056. The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of debt and equity securities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015, and the three and nine months then ended (UNAUDITED)

The Company is presently in the process of raising additional non-registered convertible debt and capital for general operations, as well as for investment in several strategic initiatives. There is no assurance that the Company will be able to raise sufficient debt or capital to sustain operations or to pursue other strategic initiatives.

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

Lease Revenue Recognition - The Company recognizes revenue from the rental of the Company’s Eco-Safe Digester units ratably on a monthly basis over the term of the lease, as it has determined that the rental agreements entered into in connection with its Eco Safe Digester units qualify as operating leases, for which the Company is the operating lessor.

Deferred Financing Costs - Financing costs related to the issuance of long-term debt are deferred and included in prepaid expenses and other current assets or in non-current assets prior to the issuance of such debt. Deferred financing costs relating to issued debt are included as a reduction to the applicable debt and amortized as interest expense over the term of the related debt instruments.

Financial Instruments, Convertible Instruments, Warrants and Derivatives - The Company reviews its convertible instruments for the existence of embedded conversion features which may require bifurcation. If certain criteria are met, the bifurcated derivative financial instrument is required to be recorded at fair value and adjusted to market at each reporting period end date. The Company also reviews and re-assesses, at each reporting date, any common stock purchase warrants and other freestanding derivative financial instruments and classifies them on the consolidated balance sheet as equity, assets or liabilities based upon the nature of the instruments.

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

For the nine and three months ended September 30, 2016, the Company’s effective rate, before valuations, was 36.7% and would have resulted in net deferred tax assets for federal and state tax purposes arising primarily from net operating losses; A full valuation allowance due to the level of uncertainty relative to the realization of the deferred tax assets has been provided resulting in an effective tax rate of 0.0%.

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015, and the three and nine months then ended (UNAUDITED)

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

Costs equal to these fair values are recognized as expense ratably over the requisite service period based on the number of awards that are expected to vest, or in the period of grant for awards that vest immediately and have no future service condition. For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited. The expense resulting from share-based payments is recorded in the accompanying consolidated statements of operations based upon the classification of the underlying employees with a corresponding increase to additional paid in capital.

Subsequent modifications to outstanding awards result in incremental cost if the fair value is increased as a result of the modification. Thus, a value-for-value stock option repricing or exchange of awards in conjunction with an equity restructuring does not result in additional compensation cost.

Note 3. Acquisitions and Disposals

Swift Start Reverse Merger - On August 6, 2015, the Company (formerly known as Swift Start Corp.) executed an Agreement of Merger and Plan of Reorganization with BioHiTech America, LLC (“BHTA”) and BioHiTech Global, Inc., a wholly-owned subsidiary of the Company (“Acquisition”), pursuant to which Acquisition merged with and into BHTA in a reverse merger (the “Merger”), with BHTA surviving as a wholly-owned subsidiary of the Company. As consideration for the Merger, the Company issued the interest holders of BHTA an aggregate of 6,975,000 shares of its common stock, par value $0.0001 per share (the “Common Stock”), in accordance with their pro rata ownership of BHTA’s membership interests. In connection with the Merger, the Company’s interest holders retired and canceled an aggregate of 8,515,000 shares of its common stock. Following the consummation of the Merger, the issuance of the 6,975,000 shares of common stock to BHTA’s interest holders and the retirement of the 8,515,000 shares of common stock, the Company had 7,500,000 shares of common stock issued and outstanding, with the former BHTA interest holders beneficially owning approximately 93% of such issued and outstanding shares of common stock. The Company also amended its Certificate of Incorporation to (i) change its name to BioHiTech Global, Inc. and (ii) to amend the number of its authorized shares of capital stock from 200,000,000 to 30,000,000 shares, of which 20,000,000 shares were designated common stock, par value $0.0001 per share and 10,000,000 shares were designated “blank check” preferred stock, par value $0.0001 per share.

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

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015, and the three and nine months then ended (UNAUDITED)

Sale of QTags Operations - On May 29, 2015, the Company consummated the sale of its QTags operations to CBI Mobile (Bahamas) Ltd. (“CBI Mobile”) for an aggregate sales price of $290,000 plus certain accounts receivable, less certain deferred revenue. CBI Mobile also acquired the developed technology, customer and client contracts and customer lists associated with QTags. CBI Mobile paid the Company $75,000 cash at closing and the balance of $215,000 in the form of a promissory note (“Secured Promissory Note”). The Secured Promissory Note originally bore interest at 9.5% per annum and had a maturity of May 29, 2016. CBI Mobile defaulted on the Secured Promissory Note and subsequently entered into a forbearance agreement extending the maturity date to November 29, 2016, increasing the interest rate to 15%, and requiring monthly principal repayments. As of September 30, 2016 and December 31, 2015, the balance outstanding on the Secured Promissory Note amounted to $58,550 and $110,011, respectively, has been included as a component of Accounts and Note Receivable and has been considered by the Company in establishing its allowance for doubtful accounts.

Note 4. Accounts and Note Receivable, net

Accounts receivable consists of the following:

	September 30, 2016	December 31, 2015
Accounts receivable	$192,685	$271,862
Note receivable (Note 3)	58,550	110,011
Less: allowance for doubtful accounts and note receivable	(102,635)	(65,574)
	$148,600	$316,299

Note 5. Inventory

Inventory, comprised of finished goods and parts or assemblies, which are carried at the lower of cost or market based upon the Company’s perpetual inventory system, consists of the following:

	September 30, 2016	December 31, 2015
Equipment	$263,411	$194,791
Parts and assemblies	322,632	79,513
	$586,043	$274,304

Note 6. Equipment on Operating Leases, net

Equipment on operating leases consist of the following:

	September 30, 2016	December 31, 2015
Leased equipment	$1,716,616	$1,601,005
Less: accumulated depreciation	(751,701)	(756,511)
	$964,915	$844,494

During the three and nine months ended September 30, 2016, depreciation expense included in cost of revenue, amounted to $97,356 and $247,685, respectively. During the three and nine months ended September 30, 2015, depreciation expense included in cost of revenue, amounted to $55,097 and $158,986, respectively.

The Company is a lessor of Eco Safe digester units under non-cancellable operating lease agreements expiring through December 2021. During the three and nine months ended September 30, 2016, revenue under the agreements, which is included in rental, service and parts revenue, amounted to $182,715 and $505,877, respectively. During the three and nine months ended September 30, 2015, revenue under the agreements, which is included in rental, service and parts revenue, amounted to $122,938 and $345,795, respectively.

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015, and the three and nine months then ended (UNAUDITED)

The minimum future estimated contractual payments to be received under these leases as of September 30, 2016 is as follows:

Year Ending December 31,
2016, remaining period	$177,914
2017	609,421
2018	464,466
2019	337,145
2020 and thereafter	252,338
Total minimum lease income	$1,841,284

Note 7. Equipment, Fixtures and Vehicles, net

Equipment, fixtures and vehicles consist of the following:

	September 30, 2016	December 31, 2015
Computer software and hardware	$89,223	$85,397
Furniture and fixtures	48,196	48,196
Vehicles	69,253	69,253
	206,672	202,846
Less: accumulated depreciation and amortization	(151,783)	(141,158)
	$54,889	$61,688

During the three and nine months ended September 30, 2016, depreciation expense amounted to $4,675 and $10,625, respectively. During the three and nine months ended September 30, 2015, depreciation expense amounted to $6,169 and $17,912, respectively.

Note 8. Intangibles Assets, net

Intangible assets consist of the following:

	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2016:
Distribution agreements	10	$902,000	$(615,117)	$286,883
Website	3	23,388	(18,730)	4,658
Intangible assets, net		$925,388	$(633,847)	$291,541

December 31, 2015:
Distribution agreements	10	$902,000	$(547,467)	$354,533
Website	3	23,388	(12,883)	10,505
Intangible assets, net		$925,388	$(560,350)	$365,038

During the three and nine months ended September 30, 2016, amortization expense, included in depreciation and amortization of operating expenses, amounted to $24,499 and $73,497, respectively. During the three and nine months ended September 30, 2015, amortization expense, included in depreciation and amortization of operating expenses, amounted to $24,499 and $92,803, respectively.

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015, and the three and nine months then ended (UNAUDITED)

Note 9. Risk Concentrations

Credit risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.

Major customers - During the three months ended September 30, 2016, two customers represented at least 10% of revenues, each accounting for 11% of revenues. During the nine months ended September 30, 2016 no customers represented at least 10% of revenues. During the three months ended September 30, 2015, two customers represented at least 10% of revenues, accounting for 15% and 13% of revenues. During the nine months ended September 30, 2015 one customer represented at least 10% of revenues, accounting for 16% of revenues.

As of September 30, 2016 one customer represented at least 10% of accounts receivable, accounting for 20% of accounts receivable, respectively. As of December 31, 2015 four customers represented at least 10% of accounts receivable, accounting for 17%, 15%, 11% and 10% of accounts receivable.

Vendor concentration - During the three months ended September 30, 2016, three vendors represented at least 10% of costs of revenue, accounting for 26%, 16% (BioHiTech International, a related party) and 11% of the combined cost of revenues and change in inventory, respectively. During the nine months ended September 30, 2016, three vendors represented at least 10% of costs of revenue, accounting for 43% (BioHiTech International, a related party), 19% and 10% of the combined cost of revenues and change in inventory. During the three months ended September 30, 2015, two vendors represented at least 10% of costs of revenue, accounting for 50% (BioHiTech International, a related party) and 22% of cost of revenues. During the nine months ended September 30, 2015, two vendors represented at least 10% of costs of revenue, accounting for 58% (BioHiTech International, a related party) and 13% of cost of revenues, respectively.

As of September 30, 2016, two vendors represented at least 10% of accounts payable, accounting for 35% (BioHiTech International, a related party) and 15% of accounts payable. As of December 31, 2015, two vendors represented at least 10% of accounts payable, accounting for 37% (BioHiTech International, a related party) and 12% of accounts payable, respectively.

Note 10. Related Party Transactions

Related parties include Directors, Senior Management Officers, and shareholders, plus their immediate family, who own a 5% or greater ownership interest at the time of a transaction. The table below presents direct related party assets and liabilities and other transactions or conditions as of or during the periods indicated. Compensation and related costs for employees of the Company are excluded from the table below.

		September 30, 2016	December 31, 2015
Assets:
Intangible assets, net	(a)	$286,883	$354,533
Liabilities:
Accounts payable		586,093	470,490
Accrued interest payable		266,616	275,517
Long term accrued interest		120,000	-
Notes payable		100,000	300,000
Advance from related party	(b)	913,027	710,000
Promissory note - related parties	(c)	2,500,000	1,710,000
Series A - Unsecured subordinated convertible notes	(d)	2,250,000	-
Other:
Line of credit guarantee	(e)	2,463,736	2,488,753

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015, and the three and nine months then ended (UNAUDITED)

The table below presents direct related party expenses or transactions for the periods indicated. Compensation and related costs for employees of the Company are excluded from the table below.

		Three months ended September 30,		Nine months ended September 30,
		2016	2015	2016	2015
S, G & A - Rent expense	(f)	$13,050	$14,350	$39,150	$40,150
Cost of revenues – Rent expense	(f)	10,650	3,550	31,950	3,550
S, G & A - Consulting expense	(a)	50,000	50,000	150,000	150,000
Interest expense		144,072	68,501	380,481	188,930
Cost of revenue, inventory or equipment on operating leases acquired	(a)	4,552	77,743	447,952	572,121

There were no revenues earned from related parties during the nine and three month periods ended September 30, 2016 and 2015.

(a)	Distribution Agreement - BioHiTech has an exclusive license and distribution agreement (the “License Agreement”) with BioHiTech International (“BHT-I”), a company owned by Chun-Il Koh, a BioHiTech shareholder and other unrelated parties. The License Agreement provides distribution rights to the Eco-Safe Digester through December 31, 2023 (unless extended by mutual agreement) and for annual payments to Mr. Koh in the amount of $200,000 for the term of the License Agreement and a 2.5% additional commission on all sales closed by Mr. Koh.
(b)	Advance from Related Party - The Company’s Chief Executive Officer has advanced the Company funds for operating and capital purposes. The advances bear interest at 13% and are unsecured and due on demand. There are no financial covenants related to this advance and there are no formal commitments to extend any further advances.
(c)	Promissory Note - Related Party - On June 25, 2014, the Company initially entered into a secured promissory note with the Company’s Chief Executive Officer in the aggregate amount of $1,000,000 (the “Promissory Note”). This note has been amended effective July 31, 2015 and January 1, 2016. The amended note provides for up to $2,500,000 in borrowings, an interest rate of 13% per annum, which is subject to prospective reduction to 10% upon the Company’s completion of raising $6,000,000 in connection with an offering of unsecured subordinated convertible notes and warrants and is due on the earlier of (a) a change of control, (b) an event of non-payment default, (c) the two-year anniversary of the Promissory Note, or (d) a Qualified Financing. For purposes of the Promissory Note, a Qualified Financing was defined as the first issuance of debt or equity by the Company through which the Company received gross proceeds of a minimum of $5,000,000 from one or more financial institutions or accredited investors. In connection with the January 1, 2016 amendment, $263,027 of accrued interest was added to the outstanding balance of the note.
(d)	Unsecured Subordinated Convertible Notes and Warrants - In connection with the Company’s issuance of unsecured subordinated convertible notes and warrants in 2016, as further disclosed in Note 11, certain related parties participated in such offering.
(e)	Line of Credit - Under the terms of the line of credit, several related parties have personally guaranteed the line and are contingently liable should the Company not meet its obligations under the line.
(f)	Facility Lease - The Company leases its corporate headquarters and warehouse space from BioHiTech Realty LLC, a company owned by two stockholders of the Company, one of whom is the Chief Executive Officer. The lease expires in 2020, with a renewal option for an additional five-year period. Minimum lease payments as of September 30, 2016 under these operating leases are:

Year Ending December 31,
2016, remaining period	$24,056
2017	97,066
2018	98,524
2019	100,003
2020	41,926
Total	$361,575

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015, and the three and nine months then ended (UNAUDITED)

Note 11. Line of Credit, Notes Payable, Advance, Promissory Note, Convertible Promissory Notes and Long Term Debt

Notes, lines, advances and long term debts are comprised of the following:

	September 30, 2016		December 31, 2015
	Total	Related Party	Total	Related Party
Line of credit	$2,463,736	$-	$2,488,753	$-
Unsecured subordinated convertible notes:			-	-
Series A	3,289,846	2,250,000
Series V	25,000	-
Promissory note - related party	2,500,000	2,500,000	1,710,000	1,710,000
Notes payable	200,000	100,000	400,000	300,000
Advances	913,027	913,027	710,000	710,000
Long term debt - other, current and long term portion	21,662	-	27,833	-

Line of Credit - The Company has a revolving line of credit with a bank which provides for aggregate borrowings of up to $2,500,000. The line of credit is due on demand and bears interest at the prime rate plus 3% (4.0% at September 30, 2016 and December 31, 2015), which is recorded as a component of interest expense. The line of credit is secured by the Company's assets, is personally guaranteed by certain stockholders of the Company and does not contain any financial covenants. The line of credit also provides for letters of credit aggregating $250,000. During the nine months ended September 30, 2016 there were no outstanding letters of credit.

Notes Payable - During the year ended December 31, 2015, the Company entered into two unsecured promissory notes, which do not contain any financial covenants. As of September 30, 2016, each of the notes have a remaining balance outstanding of $100,000 with interest at the rate of 10.0% and maturite in July and September 2017, respectively.

Series A Unsecured Subordinated Convertible Promissory Notes – During 2016, the Company entered into a series of Securities Purchase Agreements (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to sell and the Investors agreed to purchase in a private placement offering (the “Private Placement”) units (the “Units”) in the aggregate offering amount of $3,400,000, of which $2,250,000 was with related parties.

Each Unit is comprised of a convertible promissory note and warrants to purchase shares of the Company’s common stock. Each note bears interest at the rate of 8% per annum and is due on the earlier of: (i) 24 months (February 10, 2018); (ii) the date the common stock is listed on The Nasdaq stock market or NYSE MKT; or (iii) a “Change of Control” of the Company, which is defined as a liquidation, dissolution, winding up, change in voting control or sale of all or substantially all of the Company’s assets. Each note sold is convertible into shares of Common Stock equal to the outstanding principal amount under the note, plus any accrued and unpaid interest, divided by a conversion price (the “Conversion Price”) equal to the lowest of: (i) the trading price on the date of the listing; (ii) the price per share paid by investors in a subsequent underwritten public offering in connection with the listing; (iii) the lowest price paid by investors in a subsequent offering of the Company’s securities; (iv) the per share price in a change of control transaction; or (v) $3.75 per share. Prior to maturity, an investor may elect, at its option and in its sole discretion, to convert all or a portion of the outstanding principal amount under the note, plus any accrued and unpaid interest, into shares of Common Stock at a conversion price equal to $3.75 per share.

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

As of September 30, 2016, the balance of the outstanding notes amounted to $3,400,000 and is presented net of unamortized deferred offering costs of $110,154, resulting from deferred offering costs of $165,230 less $55,076 of accumulated amortization. These costs are being amortized as a component of interest expenses over the original 24-month terms of the notes, unless there is an early maturity. Interest expense on the notes is due at the maturity of the notes and has been presented as a non-current liability.

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015, and the three and nine months then ended (UNAUDITED)

Series V Subordinated Convertible Promissory Note – During 2016, the Company entered into a series of convertible promissory notes. Each note bears interest at the rate of 8% per annum and is due on the earlier of: (i) 24 months (February 10, 2018); (ii) the date the common stock is listed on The Nasdaq stock market or NYSE MKT; or (iii) a “Change of Control” of the Company, which is defined as a liquidation, dissolution, winding up, change in voting control or sale of all or substantially all of the Company’s assets. Each note sold is convertible into shares of Common Stock equal to the outstanding principal amount under the note, plus any accrued and unpaid interest, divided by a conversion price (the “Conversion Price”) equal to the lowest of: (i) the trading price on the date of the listing; (ii) the price per share paid by investors in a subsequent underwritten public offering in connection with the listing; (iii) the lowest price paid by investors in a subsequent offering of the Registrant’s securities; (iv) the per share price in a change of control transaction; or (v) $3.75 per share. Prior to maturity, an investor may elect, at its option and in its sole discretion, to convert all or a portion of the outstanding principal amount under the note, plus any accrued and unpaid interest, into shares of common stock at a conversion price equal to $3.75 per share.

Long term debt - Represents two loans collateralized by vehicles with interest ranging from 1.9% to 4.98%. Amortizing principal payment requirements as of September 30, 2016 are as follow:

Year Ending December 31,
2016, remaining period	$2,089
2017	8,525
2018	5,410
2019	5,200
2020	438
Total	$21,662

Interest Expense - All interest on the Company’s various debts are recognized as interest expense in the accompanying condensed consolidated financial statements.

Note 12. Equity Transactions

Maxim Warrants - In connection with the issuance of the Units described in Note 11, the Company agreed to issue warrants to Maxim Group LLC, the placement agent, that are exercisable into 10% of the total number of shares of common stock that the notes are convertible under the notes at an exercise price of $3.75 per share. The warrants expire 5 years from the date of issuance of the underlying notes.

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

Barksdale Warrants - In connection with an Offering of BHTA in October 2013 of Class B Common Interests BHTA agreed to issue Barksdale Global Holdings, LLC (“Barksdale”) warrants to purchase a number of Class B Common Interests of BHTA, as now converted into Common Stock of the Company. The warrants were subsequently issued on June 30, 2015, whereby Barksdale was issued a warrant to purchase up to $140,000 of BHTA’s Class B Common Interests on or before the expiration date of June 30, 2020. The warrant is exercisable during the period commencing upon the consummation of the Company’s next successive equity raise in which the Company receives gross proceeds of a minimum of $5.0 million (“Qualified Financing”). If the Company does not consummate a Qualified Financing prior to the expiration date, the warrant shall never be exercisable. Notwithstanding the forgoing, Barksdale may not exercise the warrant within 12 months of the consummation date of the Merger.

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

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015, and the three and nine months then ended (UNAUDITED)

Other Warrants - In connection with prior debt offerings that have been converted into equity, warrants expiring between May and July of 2020 representing an $80,000 purchase equity interest remain outstanding. The warrants allow the holders to acquire up to $80,000 of the Company’s common stock at a price of 120% of the closing price of the Company’s first issuance of equity in one, or a series of related transactions, through which the Company receives gross process of $5,000,000 or more from one or more financial institutions or “accredited investors,” as defined by the Securities Act of 1933. Should the Company not consummate such an issuance of equity by the expiration of the warrants, the warrants shall never be exercisable

Strategic Consulting Agreement – During 2016, the Company entered into a strategic consulting agreement with Tusk Ventures LLC for a twelve-month term, with a sixty-day termination option by either party, at any time. In the event of a termination, fees are due through the last day of services following the termination notice. The contract includes issuing convertible debt in the amount of $25,000 per month that is on substantially the same terms as the Series A Unsecured Subordinated Convertible Promissory Notes. Following a mandatory conversion event, the agreement provides for issuing Common Stock amounting to $25,000 per month based on a thirty-day trailing average price.

Note 13. Equity Incentive Plans

During 2015, the Company established the BioHiTech Global, Inc. 2015 Equity Incentive Plan, which is available to eligible employees, directors, consultants and advisors of the Company and its affiliates. The plan allows for the granting of incentive stock options, nonqualified stock options, reload options, stock appreciation rights, and restricted stock representing up to 750,000 shares. The Plan is administered by the board of directors. Effective March 1, 2016, the Company granted nonqualified options for 371,250 shares. Effective April 15, 2016, the Company granted 347,500 restricted stock units. As of September 30, 2016, there were 31,250 shares available under the Plan for future grants.

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

The options vest over four years. During the three months and nine months ended September 30, 2016, compensation expense related to the stock options amounted to $34,790 and $209,655, respectively.

The weighted-average grant date fair value of options granted on March 1, 2016 was $520,210. Total unrecognized compensation expense related to unvested stock options at September 30, 2016 amounts to $295,375 and is expected to be recognized over a weighted average period of 2.5 years.

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015, and the three and nine months then ended (UNAUDITED)

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2015	-	-	-	-
Granted	371,250	$3.75	9.4	-
Exercised	-	-	-	-
Forfeited or Canceled	(7,500)	3.75	9.4	-
Outstanding - September 30, 2016	363,750	$3.75	9.4	$-
Exercisable - September 30, 2016	90,418	$3.75	9.4	$-

The following table summarizes the Company’s stock option activity for non-vested options for the nine months ended September 30, 2016:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at December 31, 2015
Granted	371,250	$3.75
Vested	(90,418)	(3.75)
Forfeited or Canceled	(7,500)	(3.75)
Balance at September 30, 2016	273,332	$3.75

Restricted Stock Units – On April 15, 2016, the Company granted 347,500 restricted stock units (“RSU”) to certain employees. 15,833 of the RSUs vested immediately and the remaining units vest over a three-year period, subject to continued service on each applicable vesting date. The RSUs have no voting or dividend rights. The fair value of the common stock on the date of the grant was $4.05 per share based upon the quoted closing price of the Company’s common stock on the grant date. The aggregate grant date fair value of the award amounts to $1,408,167 which will be recognized as compensation expense over the vesting period. As of September 30, 2016, the aggregate intrinsic value of the unvested RSUs was $1,061,334.

During the three months and nine months ended September 30, 2016, compensation expense related to the RSUs amounted to $126,895 and 302,663, respectively.

Total unrecognized compensation expense related to the unvested RSUs at September 30, 2016 amounts to $1,105,504 and is expected to be recognized over a weighted average period of 2.5 years.

The following table summarizes the Company’s RSU activity for the nine months ended September 30, 2016:

Number of Shares
Unvested balance at December 31, 2015	-
Granted	347,500
Vested	(15,833)
Forfeited or Canceled	-
Unvested balance at September 30, 2016	331,667

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

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015, and the three and nine months then ended (UNAUDITED)

Note 15. Operating Leases

The Company rents its headquarters and attached warehousing space from a related party (see Note 10) and their research and development office from an unrelated party under operating leases. The research and development office lease commenced in October 2015 and will expire in 2018, subject to one renewal option for an additional one-year period. The total future minimum lease payments under all of these leases as of September 30, 2016 are as follow:

Year Ending December 31,
2016, remaining period	$29,618
2017	119,480
2018	115,710
2019	100,003
2020	41,926
Total	$406,737

Note 16. Supplemental Consolidated Statement of Cash Flows Information

Changes in non-cash operating assets and liabilities, as well as other supplemental cash flow disclosures, are as follows:

	Nine Months Ended September 30,
	2016	2015
Changes in operating assets and liabilities:
Accounts and note receivable	$96,768	$(18,149)
Inventory	(714,298)	(120,447)
Note receivable	-	51,843
Advances to vendors	-	(2,500)
Prepaid expenses and other assets	24,938	4,821
Accounts payable	367,478	362,179
Accrued interest payable	420,113	290,466
Accrued expenses	28,483	261,096
Deferred revenue	58,077	31,654
Customer deposits	61,767	(2,100)
Net change in operating assets and liabilities	$343,326	$858,863
Supplementary cash flow information:
Cash paid during the year for:
Interest	$81,206	$68,718
Income taxes	-	-
Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Transfer of inventory to leased equipment	$373,891	$48,888
Series V Notes issued for consulting services	25,000	-
Accrued interest added to principle of promissory note - related party	263,027	-
Warrants issued in connection with advisory services	-	139,359
Advances to vendors applied to inventory	-	44,700
Conversion of advances from related party to promissory note	-	505,000
Goodwill recognized in connection with Swift Start acquisition	-	10,482

Note 17. Recent Accounting Pronouncements

Statement of Cash Flows – In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The update amends the guidance in Accounting Standards Codification 230, Statement of Cash Flows, and clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015, and the three and nine months then ended (UNAUDITED)

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

September 30, 2016 and 2015, and the three and nine months then ended (UNAUDITED)

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

Issuance of Additional Series V Subordinated Convertible Promissory Notes – Subsequent to September 30, 2016, the Company issued an additional $50,000 in Series V Subordinated Convertible Promissory Notes (Note 11) in connection with a strategic consulting agreement (Note 12). The Company also issued a $300,000 Series V Subordinated Convertible Promissory Note to BioHiTech International, a company owned by Chun-Il Koh, a BioHiTech shareholder, in payment of previously incurred and accrued invoices for services and inventory.

Advance from Related Parties – Subsequent to September 30, 2016, the Chief Executive Officer advanced the Company additional working capital funds of $300,000 which are due on demand and carry an interest rate of 13%.

Note Payable – Related Party – Subsequent to September 30, 2016 a related party increased their $100,000 note payable from the Company by an advance of $175,000, which was added to the balance, bears interest at 10% and is due in September 2017.

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

Company Overview

Since inception the Company has primarily focused on its on-going Eco-Safe Digester business. During 2016, the Company has commenced strategic initiatives in the area of Mechanical Biological Treatment (“MBT”) facilities that process waste at the municipal or regional level convert a significant portion of intake into an US EPA recognized alternative commodity fuel.

Eco-Safe Digester Business

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

The Eco-Safe Digester is currently installed in 37 states throughout the United States as well as 15 foreign countries.

BioHiTech has over 300 units installed worldwide with over eight years of operating experience. With units in the field for over eight years, BioHiTech’s products have proven to have at least a reasonably long-term life expectancy comparable to the products sold by its competitors.

BioHiTech hopes to leverage its existing technology, including the Eco-Safe Digester’s on-board weighing system, by collecting, accumulating and providing empirical data which we hope will improve the efficiency of the upstream supply chain. By streaming data from the digesters, collecting information from system users and integrating business application data, we expect BioHiTech’s internet enabled system known as the BioHiTech CloudTM to provide necessary data that we expect will help customers reshape their purchasing decisions and positively affect employee behavior. In its simplest form, the BioHiTech Cloud quantifies food waste in a fashion that has historically not been available. It enables users to understand food waste generation habits and to pay for the Eco-Safe Digester based on savings on to traditional waste charges as well as improved operational efficiencies.

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

BioHiTech believes that its combined offering of technology and its Eco-Safe Digester provide customers with information that has not been readily available to consumers in the past that has the potential for improved management and reduction of waste at the point of generation on a real-time basis.

BioHiTech believes its digester products remove organic waste from the overcrowded and costly landfills of the world and provide significant benefits to both business organizations and the community including:

•	Eliminating the transportation of organic waste,
•	Reducing carbon emissions associated with landfilling and truck transportation,
•	Complying with municipal laws banning organic waste from landfills,
•	Contributing to corporate and regulatory targets for diverting waste from landfills,
•	Extending the lifespan of the country’s disposal facilities,
•	Reducing groundwater and soil contamination at landfills,
•	Reducing harmful greenhouse gases that contribute to global climate change, and
•	Recycling food waste into renewable resources (clean water, biogas, bio-solids).

The BioHiTech CloudTM, CirrusTM Mobile Application and AltoTM Application

The Company’s cloud-based dashboard, the BioHiTech Cloud gives real-time visibility to the status of the digester and provides insight to the efficiencies of the operations of food preparation and consumption of the user. BioHiTech currently has a provisional patent pending on this technology.

Early in 2016, the Company released its first mobile application called BioHiTech Cirrus™. The new application should allow customers more immediate access to analytical data provided by the Eco-Safe Digester and more efficient monitoring across a number of network connected devices. The mobile application is available free to existing BioHiTech Cloud customers and is available through the iTunes Store, as well as Google Play.

During September 2016, the Company released AltoTM, which is a key new component of BioHiTech's comprehensive food waste solution that uses data and analytics to help drive smarter business decisions. The Alto software is designed to enhance the productivity of the Company's Eco-Safe Digester by enabling easy to understand, real-time interactive communication to improve unit performance levels, processing statistics, and maintenance routines via a secured internet connection on any standard computer or mobile device. In addition to enhancing the productivity of its own equipment, the platform can easily be expanded to provide a whole new way for people to intelligently communicate actionable information with any internet-enabled industrial equipment in order to achieve significant performance optimization.

Mechanical Biological Treatment

On January 20, 2016, the Company formed Entsorga North America, LLC (“ENA”) as a wholly owned subsidiary. ENA owns a 31% interest in Apple Valley Waste Conversions, LLC (“AVWC”). Frank E. Celli, the Company’s CEO also owns a 20.9% interest in AVWC. Mr. Celli intends to assign his voting rights to ENA so that, collectively, ENA would have voting control of over 51% of AVWC. AVWC currently holds the exclusive license for the construction, operation, and/or sub-licensing of the technology known as High Efficiency Biological Treatment (“HEBioT”), which is owned by Entsorgafin, S.p.A. an Italian company that provides cost effective environmental technologies throughout the world. HEBioT is a proprietary form of Mechanical Biological Treatment (“MBT”) that is used widely throughout Europe.

The HEBioT technology converts mixed municipal and organic waste to a US Environmental Protection Agency (the “US EPA”) recognized alternative fuel source. By utilizing a combination of mechanical and biological processes to accelerate the decomposition of the organic fraction of waste, the end product produced, known as solid recovered fuel (“SRF”) has a carbon value equivalent to approximately 75-80% of traditional coal and can be used as a replacement and/or supplement to coal. After receipt and processing of waste at the facility, approximately 80% of the incoming waste is reduced, recycled or converted into the approved alternative fuel, with the remaining 20% of the incoming waste being disposed of via traditional methods.

The US EPA has issued a “comfort letter” stating that any fuel produced utilizing the HEBioT technology is deemed an engineered fuel and can be marketed as a commodity.

ENA, as the controlling member of AVWC, will be charged with new project development throughout 11 northeast U.S. states and the District of Columbia. This project development may consist of construction, ownership and operation of actual facilities or possible sub-licenses to third parties to utilize the technology. ENA may realize revenue’s in various ways:

• Construction and operation of actual facilities, in which case ENA would identify an opportunity to develop a plant, facilitate its permitting and construction and ultimately operate the facility. In this case ENA will realize all revenue and costs associated with the development of the project and will pay to AVWC a license fee.

• Charged services to AVWC for projects that it brings to fruition where AVWC receives annual license fees. In this case, along with the charged services, ENA would receive its pro-rata share of the license fees paid to AVWC.

ENA will be responsible for marketing the HEBioT technology in the 11 northeast U.S. states and the District of Columbia.

The license agreement between Entsorgafin (the technology owner) and AVWC is perpetual in nature, with certain performance standards during the initial five years of the agreement.

The Company believes it will be successful in the development of the ENA plants under one of the two proposed revenue scenarios over the next 24 to 36 months. The deployment of this technology is consistent with the Company’s vision of providing disruptive technologies to the traditional waste industry. With the ability to accept up to 25% of each plant’s capacity in the form of pure food waste, the Company adds an option of municipal level solutions in the food waste industry that it does not currently possess.

In addition, the Company has the opportunity to acquire up to approximately a 40% interest in Entsorga West Virginia LLC (“EWV”) from the original investors at the original purchase price of $60,000 for each 1% of interest in EWV. The EWV bond financing agreements provide that any investor may sell or transfer membership interests to a third party at any time, so long as it does not trigger a change of control. The investment by the Company, even if made in the maximum amount, would not trigger a change in control. In order to secure financing for the facility, the EWV investors contributed approximately $6,000,000 in equity to the project. As a result of an unforeseen change in business direction of one of the original investors, the other investors provided additional equity as “bridge capital” to facilitate EMV's bond financing.

EWV represents the first deployment of the Entsorga HEBioT technology in the United States. Such deployment is currently underway in Martinsburg, WV. EWV has its own intellectual property agreement with Entsorgafin S.p.A. which is not part of the agreement that AVWC has with Entsorgafin S.p.A. The EWV plant has received its necessary permits and EWV has closed on its financing to construct the facility. We anticipate the facility will be able to accept up to 110,000 tons per year of municipal solid waste delivered from the surrounding areas. The facility will consist of a 54,000 square foot industrial building located on approximately 12 acres of leased property. The facility will include a plant which will be equipped with HEBioT technology and will ultimately be able to produce approximately 50,000 tons per year of EPA recognized renewable fuel.

EWV has entered into a 30-year initial term land lease with a municipal authority for industrial property adjacent to its previously closed landfill site. EWV has entered into numerous contracts, including: the engineering, procurement and commissioning of the plant; a 10 year solid waste delivery agreement for the delivery of 70,000 tons per year of municipal solid waste to the plant; a 10 year contract for the sale and delivery of SRF manufactured at the plant, and a 10 year professional services agreement that provides managerial services for general plant oversight, certain logistical services, and financial administration. While EWV will be responsible for its own costs of operations, plant oversight and administration will be performed under the agreement.

EWV held its groundbreaking ceremony in January 2016 and subsequently closed on the issuance of Tax Exempt Industrial Development Bonds issued by the West Virginia Economic Development Authority in the amount of $25,000,000 (the “Bonds”). The facility is currently under construction and is expected to begin commercial operations in the summer of 2017.

This first operational plant utilizing the patented HEBioT technology in the United States will serve as the company’s “showplace” to help expedite future deployments.

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

Lease Revenue Recognition - The Company recognizes revenue from the rental of the digester units ratably on a monthly basis over the term of the lease, as it has determined that the rental agreements entered into in connection with its Eco Safe Digester units qualify as operating leases, for which the Company is the operating lessor. In order to determine lease classification as operating, the Company evaluates the terms of the rental agreement to determine if the lease includes any of the following provisions which would indicate capital lease treatment:

•	Transfer of ownership of the digester unit,
•	Bargain purchase option at the end of the term of the lease,
•	Lease term is greater than 75% of the economic life of the digester unit, or
•	Present value of minimum lease payments exceed 90% of the fair value of the digester unit at inception of the lease.

In addition, the Company also considers the following:

•	Collectability of the minimum lease payments is reasonably predictable, and,
•	No important uncertainties surround the amount of unreimbursable costs yet to be incurred by the Company under the lease.

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

Results of Operations

Prior to 2013, BioHiTech’s strategic focus had been directed to the sales and service of the Eco-Safe Digester. During 2013, BioHiTech started a process of redirecting the business toward an expanded customer relationship based on recurring long term contracts in the form of leasing and bundled services. BioHiTech also initiated the creation of a research and development group to explore and exploit how it could incorporate “big data” and the “internet of things” to its environmental technology, converting its units to network connected devices.  At that time, BioHiTech also commenced a process of assembling a broader team that had the depth and skill set required to achieve disruptive change in the organic waste industry. As further discussed in Item 2 – Company Overview, during 2016, the Company started strategic initiatives in the area of Mechanical Biological Treatment (“MBT”) facilities that process waste at the municipal or regional level converting a significant portion of intake into an US EPA recognized alternative commodity fuel. As of September 30, 2016 and for nine months then ended, the initiatives of the Company in the MBT area do not have a significant impact on its operations or financial position.

Results of operation for the three months ended September 30, 2016 compared to the three months ended September 30, 2015

Summary Results

	Three Months Ended September, 30
	2016		2015
Revenue	$623,578	100.0%	$335,714	100.0%
Cost of revenue	432,618	69.4	281,533	83.9
Gross profit	190,960	30.6	54,181	16.1
Operating expenses	1,611,986	258.5	1,390,592	414.2
Loss from operations	(1,421,026)	(227.9)	(1,336,411)	(398.1)
Other expenses	222,142	35.6	126,327	37.6
Net loss	$(1,643,168)	(263.5)%	$(1,462,738)	(435.7)%

For the three months ended September, 2016 total revenue increased by 86% over the comparable 2015 period. This increase was driven by a 33% increase in rental, services and parts and a 305% increase in equipment sales, which was driven by international and domestic reseller activity that continues to be predominantly sales based.

Gross margin improved from 16% overall for the three months ended September 30, 2015 to 31% for the comparable 2016 period with improvements in both product and service revenues.

Operating expenses increased by 16% to $1,611,986 for the three months ended September 30, 2016, which reflect the higher level of personnel to support the Company’s strategic focus and to support its reporting and capital activities as a public entity.

Revenue by Type

The following table breaks down revenue by type:

	Three Months Ended September 30,
	2016		2015
Rental, service and parts	$358,625	57.5%	$270,369	80.5%
Equipment sales	264,953	42.5	65,345	19.5
	$623,578	100.0%	$335,714	100.0%

Total revenue increased by $287,864, or 86%, from the three months ended September 30, 2015 to the three months ended September 30, 2016. Within revenue, continuing on the strategy shift that started in 2013, the Company continued to promote rental, services and parts over equipment sales with rental, service and parts increasing by 33% from the three months ended September 30, 2015 to the three months ended September 30, 2016. As a percentage of total revenue, rental, service and parts decreased to 58% of revenue for the three months ended September 30, 2016, as compared to 81% for the same period in 2015, while equipment sales as a percentage of revenue increased to 42% from 19%, respectively. This increase in equipment sales was primarily attributable to an increase in international reseller activity in areas where the rental market is not as well recognized as the retail sales model.

Rental, service and parts revenue increased by $88,256, or 33%, from the three months ended September 30, 2015 to the three months ended September 30, 2016. This increase is primarily driven by a greater number of rented units.

Equipment sales increased by $199,608, or 305%, from the three months ended September 30, 2015 to the three months ended September 30, 2016. This increase was due to a 167% increase in unit sales that was comprised almost entirely of direct retail sales.

Cost of Revenue

The following table breaks down cost of revenue by type:

	Three Months Ended September 30,
	2016		2015
Rental, service and parts	$256,107	59.2%	$213,003	75.7%
Equipment sales	176,511	40.8	68,530	24.3
	$432,618	100.0%	$281,533	100.0%

Cost of revenue mainly consists of the cost of acquiring digester units that are sold, depreciation expense on rental units, warehousing, installation, maintenance, parts and shipping costs, as well as related salary and employee costs. Total costs of revenue increased by $151,085, or 54%, from the three months ended September 30, 2015 to the three months ended September 30, 2016 primarily due to the change in mix of revenue between equipment sales and rental, service and parts and improved margins in both lines of business.

Rental, service and parts costs of revenue increased by $43,104, or 20% (as compared to a 33% increase in rental, service and parts revenue) from the three months ended September 30, 2015 to the three months ended September 30, 2016.

	Three Months Ended September 30,
	2016		2015
Labor related costs	$36,128	14.1%	$53,099	24.9%
Depreciation	97,356	38.0	55,096	25.9
Contracted services	49,501	19.3	31,824	14.9
Parts and maintenance supplies	73,122	28.6	72,984	34.3
	$256,107	100.0%	$213,003	100.0%

Labor related costs decreased by $16,971 or 32% from the three months ended September 30, 2015 to the three months ended September 30, 2016, due to redeploying staff and improving efficiencies in directing services. Contracted services increased by $17,677 or 56% from the three months ended September 30, 2015 to the three months ended September 30, 2016, due to the mix of geographic locations that are covered by contracted services. Depreciation increased by $42,260 or 77% from the three months ended September 30, 2015 to the three months ended September 30, 2016, due to a prospective change in the future estimated economic lives for a pool of machines, an increase in the cost of equipment leased, as well as the timing of when the equipment became leased.

Equipment sales cost of revenue increased by $107,981 or 158% from the three months ended September 30, 2015 to the three months ended September 30, 2016 due to increased sales, which increased by 305% over the same period.

Gross Profit

The following table breaks down gross profit by type:

	Three Months Ended September 30,
	2016		2015
Rental, service and parts	$102,518	53.7%	$57,366	105.9%
Equipment sales	88,442	46.3	(3,185)	(5.9)
	$190,960	100.0%	$54,181	100.0%

The following table breaks down gross margin by type:

	Three Months Ended September 30,
	2016	2015
Rental, service and parts	28.6%	21.2%
Equipment sales	33.4	(4.9)
Total	30.6%	16.1%

Rental, service and parts gross margin Increased to 28.6% for the three months ended September 30, 2016 primarily due to higher volumes of covered equipment and by changes in the personnel and contracted services.

Equipment sales gross margin increased from a negative 4.9%, which was due to non-contractual sales of equipment at the end of several leases at prices less than cost during the three months ended September 30, 2015, to 33.4% during the three months ended September 30, 2016, which is reflective of the higher level of retail sales over reseller sales.

Operating expenses

The following table breaks down operating expenses by type:

	Three Months Ended September 30,
	2016		2015
Selling, general and administrative	$983,725	61.0%	$702,847	50.5%
Research and development	242,435	15.1	171,502	12.3
Professional fees	356,652	22.1	450,025	32.4
Loss (Gain) on sale of QTags	-	-	35,550	2.6
Depreciation and amortization	29,174	1.8	30,668	2.2
Total	$1,611,986	100.0%	$1,390,592	100.0%

Selling, general and administrative expenses increased by $280,878, or 40% from the three months ended September 30, 2015 to the three months ended September 30, 2016. The following table breaks down the major categories of selling, general and administrative expenses:

	Three Months Ended September 30,
	2016		2015
Personnel	$786,446	80.0%	$463,829	66.0%
Facility and office costs	82,684	8.4	80,941	11.5
Sales and marketing	74,471	7.6	85,195	12.1
Other	40,124	4.0	72,882	10.4
Total	$983,725	100.0%	$702,847	100.0%

Personnel related expenses increased by $322,617 or 70% from the three months ended September 30, 2015 to the three months ended September 30, 2016. This increase was driven by adding staff to drive the strategic repositioning of the Company and to support geographic expansion. In addition, stock based compensation amounting to $119,490 was included during the three months ended September 30, 2016 (37% of change in personnel) as compared to none in 2015. Other expenses decreased by $32,758 or 45% from the three months ended September 30, 2015 to the three months ended September 30, 2016. This decrease was primarily due to reductions in refurbishment and freight costs.

Research and development expenses increased by $70,933, or 41% from the three months ended September 30, 2015 to the three months ended September 30, 2016. This increase was primarily driven increased personnel expenses, which included stock based compensation amounting to $42,217 for the three months ended September 30, 2016. There was no stock based compensation in 2015.

Professional fees decreased by $93,373, or 21% from the three months ended September 30, 2015 to the three months ended September 30, 2016. The following table breaks down the major categories of professional fees:

	Three Months Ended September 30,
	2016		2015
Legal	$48,197	13.5%	$100,988	22.4%
Marketing and communications	52,487	14.7	32,176	7.2
Investment banking	45,500	12.8	175,000	38.9
Strategic consulting	152,660	42.8	-	-
Audit and accounting services	57,808	16.2	141,861	31.5
Total	$356,652	100.0%	$450,025	100.0%

Professional fees expense decreased primarily due to a reduction in costs relating to the 2015 merger with Swift and the costs related to being a public company actively involved in additional fund raising. During 2016, the Company engaged a strategic consulting firm that is providing services related to both the digester and MBT business lines which increased professional fees by $152,660.

Results of operation for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Summary Results

	Nine Months Ended September 30,
	2016		2015
Revenue	$1,537,586	100.0%	$938,607	100.0%
Cost of revenue	1,142,518	74.3	848,947	90.4
Gross profit	395,068	25.7	89,660	9.6
Operating expenses	4,812,010	313.0	2,890,865	308.0
Loss from operations	(4,416,942)	(287.3)	(2,801,205)	(298.4)
Other expenses	553,799	36.0	353,027	37.6
Net loss	$(4,970,741)	(323.3)%	$(3,154,232)	(336.0)%

For the nine months ended September 30, 2016 total revenue increased by 64% over the comparable 2015 period. This increase was driven by a 37% increase in rental, services and parts (45% of the total increase in revenue) and a 294% increase in equipment sales (67% of the total increase in revenue), which was driven by international and domestic reseller activity that continues to be predominantly sales based. Revenue in 2015 also includes revenues related to QTags, which was sold in 2015. Through September 30, 2016, QTags accounted for 8% of revenue and a negative 13% of the change between the nine months ended September 30, 2016 and 2015.

Gross margin improved from 10% overall for the nine months ended September 30, 2015 to 26% for the nine months ended September 30, 2016 with improvements in both product and service revenues.

Operating expenses increased by 66% to $4,812,010 for the nine months ended September 30, 2016, which reflect the higher level of personnel to support the Company’s strategic focus and to support its reporting and capital activities as a public entity.

Revenue by Type

The following table breaks down revenue by type:

	Nine Months Ended September 30,
	2016		2015
Rental, service and parts	$996,179	64.8%	$726,111	77.4%
Equipment sales	541,407	35.2	137,516	14.6
Other revenue	-	-	74,980	8.0
	$1,537,586	100.0%	$938,607	100.0%

Total revenue increased by $598,979, or 64%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 Within revenue, continuing on the strategy shift that started in 2013, the Company continued to promote rental, services and parts over equipment sales with rental, service and parts increasing by 37% from the nine months ended September 30, 2015 to the nine months ended September 30, 2016. As a percentage of total revenue, rental, service and parts decreased to 65% of revenue for the nine months ended September 30, 2016, as compared to 77% for the same period in 2015, while equipment sales as a percentage of revenue increased to 35% from 15%, respectively. This increase in equipment sales was primarily attributable to an increase in international reseller activity in areas where the rental market is not as well recognized as the retail sales model. Other revenue in 2015 includes revenues relating to the QTags business line that was sold in May 2015. Excluding the revenues relating to the sold business line from 2015, the nine-month to nine-month increase in revenue would have been $673,959, or 78%

Rental, service and parts revenue increased by $270,068 or 37%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016. This increase is primarily driven by a greater number of rented units.

Equipment sales increased by $403,891, or 294%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016. This increase was due to a 113% increase in unit sales and a change in unit size mix toward larger machines.

Other revenue decreased by $74,980 to $ —, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016. Other revenue in 2015 was primarily comprised of revenues relating to the QTags business.

Cost of Revenue

The following table breaks down cost of revenue by type:

	Nine Months Ended September 30,
	2016		2015
Rental, service and parts	$761,834	66.7%	$649,431	76.5%
Equipment sales	380,684	33.3	164,578	19.4
Other revenue	-	-	34,938	4.1
	$1,142,518	100.0%	$848,947	100.0%

Cost of revenue mainly consists of the cost of acquiring digester units that are sold, depreciation expense on rental units, warehousing, installation, maintenance, parts and shipping costs, as well as related salary and employee costs. Total costs of revenue (excluding QTags) increased by $328,509, or 40%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 primarily due to the change in mix of revenue between equipment sales and rental, service and parts and improved margins.

Rental, service and parts costs of revenue increased by $112,403, or 17% (as compared to a 37% increase in rental, service and parts revenue) from the nine months ended September 30, 2015 to the nine months ended September 30, 2016.

	Nine Months Ended September 30,
	2016		2015
Labor related costs	$108,555	14.2%	$226,937	34.9%
Depreciation	247,680	32.5	158,985	24.5
Contracted services	149,944	19.7	75,755	11.7
Parts and maintenance supplies	255,655	33.6	187,754	28.9
	$761,834	100.0%	$649,431	100.0%

Labor and contracted services on a combined basis decreased by $44,193 or 15% from the nine months ended September 30, 2015 to the nine months ended September 30, 2016, due to improved utilization of existing resources. Depreciation increased by $88,695 or 56% from the nine months ended September 30, 2015 to the nine months ended September 30, 2016, due to a prospective change in the future estimated economic lives for a pool of machines, an increase in the cost of equipment leased, as well as the timing of when the equipment became leased. Parts and maintenance supplies increased by $67,901 or 36% from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 due to higher demand.

Equipment sales cost of revenue increased by $216,106 or 131% from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 due to increased sales.

Gross Profit

The following table breaks down gross profit by type:

	Nine Months Ended September 30,
	2016		2015
Rental, service and parts	$234,345	59.3%	$76,680	85.5%
Equipment sales	160,723	40.7	(27,062)	(30.2)
Other revenue	-	-	40,042	44.7
	$395,068	100.0%	$89,660	100.0%

The following table breaks down gross margin by type:

	Nine Months Ended September 30,
	2016	2015
Rental, service and parts	23.5%	10.6%
Equipment sales	29.7	(19.7)
Other revenue	-	53.4
Total	25.7%	9.6%

Rental, service and parts gross margin increased by 12.9% from the nine months ended September 30, 2015 to the nine months ended September 30, 2016, a 121.7% increase. This improvement was the result of increases in revenues, changes in the mix of services and improved utilization of existing resources.

Equipment sales gross margin increased from a negative 19.7%, which was due to non-contractual sales of equipment at the end of several leases at prices less than carrying costs during the nine months ended September 30, 2015, to 29.7% during the nine months ended September 30, 2016, which is reflective of the higher level of unit sales and a shift in unit size mix.

Operating expenses

The following table breaks down operating expenses by type:

	Nine Months Ended September 30,
	2016		2015
Selling, general and administrative	$3,171,973	65.9%	$1,750,184	60.5%
Research and development	661,529	13.7	490,980	17.0
Professional fees	894,386	18.6	730,791	25.3
Gain on sale of QTags	-	-	(191,805)	(6.6)
Depreciation and amortization	84,122	1.8	110,715	3.8
Total	$4,812,010	100.0%	$2,890,865	100.0%

Selling, general and administrative expenses increased by $1,421,789 or 81% from the nine months ended September 30, 2015 to the nine months ended September 30, 2016. The following table breaks down the major categories of selling, general and administrative expenses:

	Nine Months Ended September 30,
	2016		2015
Personnel	$2,478,722	78.2%	$1,239,051	70.8%
Facility and office costs	260,405	8.2	211,847	12.1
Sales and marketing	247,785	7.8	176,791	10.1
Other	185,061	5.8	122,495	7.0
Total	$3,171,973	100.0%	$1,750,184	100.0%

Personnel related expenses increased by $1,239,671 or 100% from the nine months ended September 30, 2015 to the nine months ended September 30, 2016. This increase was driven by adding staff to drive the strategic repositioning of the company and to support geographic expansion. Personnel related expenses in 2016 also included $397,118 in stock based compensation, while there was none in 2015. Facility and office costs increased by $48,558 or 23% from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 due to new office space and general growth in operations. Sales and marketing increased by 70,994 or 40% from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 due to increases in travel and website related expenses. Other increased by $62,566 or 51% primarily due to bad debt provisions of $70,467 for the nine months ended September 30, 2016, as compared to a net recovery of $17,082 during the nine months ended September 30, 2015.

Research and development expenses increased by $170,549, or 35% from the nine months ended September 30, 2015 to the nine months ended September 30, 2016. This change includes $105,548 of stock based compensation in 2016.

Professional fees increased by $163,595, or 22% from the nine months ended September 30, 2015 to the nine months ended September 30, 2016. The following table breaks down the major categories of professional fees:

	Nine Months Ended September 30,
	2016		2015
Legal	$191,759	21.4%	$321,789	44.0%
Marketing and communications	116,389	13.0	93,761	12.8
Investment banking	174,459	19.5	175,000	24.0
Strategic consulting	152,660	17.1	-	-
Audit and accounting services	259,119	29.0	140,241	19.2
Total	$894,386	100.0%	$730,791	100.0%

Within professional fees, legal expense decreased $130,030 or 40% from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 primarily as a result of costs incurred in 2015 relating to the Swift acquisition. Audit and accounting services expense increased $118,878 or 85% primarily due to services costs relating to being a newly public company. During 2016, the Company engaged a strategic consulting firm that is providing services related to both the digester and MBT business lines, which increased professional fees by $152,660.

Liquidity and Capital Resources

Since inception, the Company has sustained substantial losses. The Company has an accumulated deficit of $19,297,521 at September 30, 2016.

The cash on hand is insufficient for us to continue our operations through December 31, 2016. During the nine months ended September 30, 2016, the Company issued $3,400,000 in unsecured convertible debt as part of a private placement offering, primarily to management of the Company. While the Company continues to seek investors under private placement offerings, if the Company is unable to obtain debt or equity financing to meet its cash needs, it may have to severely limit its business plan by reducing the funds it hopes to expend on its business plan.

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

The Company is presently in the process of raising additional non-registered convertible debt and capital for general operations, as well as for investment in several strategic initiatives. There is no assurance that the Company will be able to raise sufficient debt or capital to sustain operations or to pursue other strategic initiatives.

Cash and Cash Equivalents

As of September 30, 2016 and December 31, 2015, the Company had cash balances of $176,103 and $39,195, respectively.

The table below presents borrowings, debts and advances as of September 30, 2016, along with their stated maturities. The line of credit, with an outstanding balance of $2,463,736 has an additional $36,264 available under its $2,500,000 facility.

		Due in (From December 31, 2015):
	Total	One Year	Two Years	Three Years	Thereafter
September 30, 2016:
Secured line of credit, prime plus 3%*	$2,463,736	$2,463,736	-	-	-
Unsecured subordinated convertible notes, 8%	3,314,846	-	-	$3,314,846	-
Promissory note, unsecured, 13%	2,500,000	-	-	$2,500,000	-
Promissory notes, unsecured, 10%	200,000	-	$200,000	-	-
Unsecured demand advances at 13%	913,027	913,027	-	-	-
Other notes, secured, 1.9 to 4.98%	21,662	2,089	8,525	$5,410	$5,638
Total – September 30, 2016	$9,413,271	$3,378,852	$208,525	$5,820,256	$5,638
Related party included above	$5,763,027	$913,027	$100,000	$4,750,000	$-
Total - December, 31, 2015	$5,336,586	$3,607,013	$1,718,525	$5,410	$5,638

* The line of credit, which does not contain any operating financial covenants, is guaranteed by several related parties and is excluded from the related party amount included above, as the guarantees are secondary to the primary borrower.

Cash Flows

Cash Flows from Operating Activities

We used $3,657,747 of cash in operating activities during the nine months ended September 30, 2016, an increase of $1,421,730 from cash used in operating activities during the nine months ended September 30, 2015. Our net loss during the nine months ended September 30, 2016 of $4,970,741 was impacted by $512,318 of stock based compensation and $331,807 of depreciation and amortization. Changes in operating assets and liabilities provided $343,326 of cash during the nine months ended September 30, 2016, while they provided $858,863 of cash during the nine months ended September 30, 2015.

Cash Flows from Investing Activities

Cash used in investing activities amounted to $3,825 for the nine months ended September 30, 2016, compared to cash used investing activities of $35,499 for the nine months ended September 30, 2015, a change of $31,674, comprised of lower acquisitions of computer software and equipment in 2016 and the 2015 QTAG proceeds.

Equipment added to equipment on operating leases is initially treated as an increase inventory (an operating activity) and then presented as a non-cash transfer into equipment upon leasing. During the nine months ended September 30, 2016 the total of such transfers was $373,891, as compared to $48,888 for the nine months ended September 30, 2015

Cash Flows from Financing Activities

Cash provided by financing activities amounted to $3,733,583 the nine months ended September 30, 2016, compared to $2,278,755 for the nine months ended September 30, 2015, a change of $1,454,828. During the nine months ended September 30, 2016, the Company received $4,130,000 of proceeds on borrowings, which was offset, in part, by $206,170 in repayments on debt.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the nine-month period ended September 30, 2016.

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

On February 10, 2016, April 14, 2016, May 27, 2016 and September 29, 2016, BioHiTech Global, Inc. (the “Registrant”) entered into a series of Securities Purchase Agreements (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Registrant agreed to sell and the Investors agreed to purchase in a private placement offering (the “Private Placement”) units (the “Units”) in the aggregate offering amount of $2,500,000, $550,000, $200,000 and $150,000, respectively. Each Unit, in the minimum subscription amount of $25,000 is comprised of a Convertible Promissory Note (the “Note”) and warrants (the “Warrants”) to purchase shares of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”). Each Note bears interest at the rate of 8% per annum and is due on the earlier of: (i) February 10, 2018; (ii) the date the Common Stock is listed on The Nasdaq Stock Market or NYSE MKT (the “Listing”); or (iii) a “Change of Control” of the Registrant which is defined as a liquidation, dissolution, winding up, change in voting control or sale of all or substantially all of the Registrant’s assets. Each Note sold is convertible into shares of Common Stock equal to the outstanding principal amount under the Note, plus any accrued and unpaid interest, divided by a conversion price (the “Conversion Price”) equal to the lowest of: (i) the trading price on the date of the Listing; (ii) the price per share paid by investors in a subsequent underwritten public offering in connection with the Listing; (iii) the lowest price paid by investors in a subsequent offering of the Registrant’s securities; (iv) the per share price in a Change of Control transaction; or (v) $3.75 per share. Prior to maturity, an Investor may elect, at its option and in its sole discretion, to convert all or a portion of the outstanding principal amount under the Note, plus any accrued and unpaid interest, into a number of shares of Common Stock at a conversion price equal to $3.75 per share. The Warrants are exercisable for a period of five years into a number of shares of Common Stock equal to the number of shares of Common Stock into which the Notes are convertible at an exercise price equal to 120% of the Conversion Price.

On July 19, 2016, BioHiTech Global, Inc. (the “Company”) entered into a Consulting Service Agreement (the “Agreement”) with Tusk Ventures LLC (“Tusk”) effective August 1, 2016 (the “Effective Date”). Tusk will provide strategic political, regulatory and communications consulting services to the Company, for a term of 12 months from the Effective Date (subject to a 60-day notice of termination by either party). In consideration for the services, the Company will pay Tusk a monthly cash fee of $50,000, which the Company may defer payment on for no longer than four months, at which time all deferred payments shall be due. The Company is required to pay Tusk an equity fee equal to $25,000 per month, which initially will take the form of convertible notes and then, upon the mandatory conversion of certain of the Company’s other convertible notes, the monthly equity fee shall be paid in shares of the Company’s Common Stock based upon the trailing month’s average price per share. As of November 1, 2016 the Company had issued three notes, each of $25,000 to Tusk under this Agreement. Each Note bears interest at the rate of 8% per annum and is due on the earlier of: (i) February 10, 2018; (ii) the date the Common Stock is listed on The Nasdaq Stock Market or NYSE MKT (the “Listing”); or (iii) a “Change of Control” of the Registrant which is defined as a liquidation, dissolution, winding up, change in voting control or sale of all or substantially all of the Registrant’s assets. Each Note sold is convertible into shares of Common Stock equal to the outstanding principal amount under the Note, plus any accrued and unpaid interest, divided by a conversion price (the “Conversion Price”) equal to the lowest of: (i) the trading price on the date of the Listing; (ii) the price per share paid by investors in a subsequent underwritten public offering in connection with the Listing; (iii) the lowest price paid by investors in a subsequent offering of the Registrant’s securities; (iv) the per share price in a Change of Control transaction; or (v) $3.75 per share. Prior to maturity, an Investor may elect, at its option and in its sole discretion, to convert all or a portion of the outstanding principal amount under the Note, plus any accrued and unpaid interest, into a number of shares of Common Stock at a conversion price equal to $3.75 per share.

On October 1, 2016, BioHiTech Global, Inc. issued a convertible note in the amount of $300,000 to Bio Hitech International, Inc., an entity controlled by Chun-Il Koh, a BioHiTech shareholder, for payment of amounts due by the Company for previously purchased equipment. The note contains terms and requirements that are substantially similar to the Tusk note described in the preceding paragraph.

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

BioHiTech Global, Inc.

November 14, 2016	By:	/s/ Frank E. Celli
	Name:	Frank E. Celli
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian C. Essman
	Name:	Brian C. Essman
	Title:	Chief Financial Officer and Treasurer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

