Form 10-K
period 2016-12-31
BIOHITECH GLOBAL, INC.
filed 2017-03-30
CIK 1590383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

BIOHITECH GLOBAL, INC.

(Name of Business Issuer in Its Charter)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes      ☐      No     ☒

As of March 15, 2017, there were approximately 8,229,712 shares of common stock of the registrant issued and outstanding.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2016, was approximately $10,671,964. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

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

On August 6, 2015, the Company entered into and consummated an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”), with BioHiTech Global, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Acquisition”) and Bio Hi Tech America, LLC, a Delaware limited liability company. Pursuant to the terms of the Merger Agreement, Acquisition merged with and into BioHiTech in a reverse business combination (the “Merger”) with Bio Hi Tech America, LLC surviving as a wholly-owned subsidiary of the Company. As consideration for the Merger, we issued the interest holders of Bio Hi Tech America, LLC (the “BioHiTech Holders”) an aggregate of 6,975,000 shares (the “Merger Shares”) of our Common Stock in accordance with their pro rata ownership of Bio Hi Tech America, LLC membership interests. Following the Merger, the Company adopted the business plan of Bio Hi Tech America, LLC in the development, marketing and sales of food waste disposal systems which transform food waste into nutrient-neutral water which may be disposed of via sewer systems while utilizing proprietary software to collect and transmit environmental performance data to its customers.

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

Immediately prior to the Merger, the Company had 9,040,000 shares of Common Stock issued and outstanding. In connection with the Merger, the Majority Shareholder and other shareholders collectively agreed to retire and cancel an aggregate of 8,515,000 shares of Common Stock. Following the consummation of the Merger, the issuance of the Merger Shares, and the retirement of the 8,515,000 shares of Common Stock, the Company had 7,500,000 shares of Common Stock issued and outstanding and the BioHiTech Holders beneficially own 6,975,000 shares or approximately ninety-three percent (93%) of such issued and outstanding Common Stock. Unless otherwise specified, the terms “Company”, “we”, “us” and “BioHiTech” refer to the Company on a consolidated basis.

Our corporate headquarters are located at 80 Red Schoolhouse Road, Suite 101, Chestnut Ridge, New York 10977 and our phone number is (845) 262-1081. We can be contacted by email at info@biohitech.com. Our website can be found at www.biohitechglobal.com for BioHiTech Global, Inc. and www.biohitech.com for our Bio Hi Tech America LLC subsidiary. The information on our websites is not incorporated in this report. A copy of our most recent SEC reports can be found at http://investors.biohitechglobal.com/sec-filings.

ITEM I: BUSINESS

Products and Services

Since its inception, the Company had primarily focused on its on-going Eco-Safe Digester business. During 2014 and 2015 the Company expanded its offering through the development of technologies that transformed the digester market from just food waste diversion to one that provides information that can allow customers to reduce and eliminate or minimize their food waste through improved supply chain management and other efficiencies.

During 2016, the Company also initiated development of its Revolution Series of Digesters, which became commercially available in March 2017.

Also during 2016, the Company expanded from its technology-digester single product line by starting strategic initiatives in Mechanical Biological Treatment (“MBT”) facilities that rely upon High Efficiency Biological Treatment (“HEBioT”) to process waste at the municipal or regional level converting a significant portion of intake into an United States EPA recognized alternative commodity fuel.

The combination of the on-site digester and the facility based HEBioT technology results in a unique offering that provides a turn-key alternative for customers looking for a comprehensive solution to achieving zero waste. The Company envisions use of its digesters for disposal of food waste at certain retail customer’s locations, with regional disposal contracts being directed to the Company MBT facilities. The combination provides a cost effective solution with less than 20% of each customer’s waste being directed to landfills, hence resulting in a near-zero footprint.

Digester Based Products and Services

Eco-Safe Digester®

The Company provides a simple, environmentally friendly, and cost effective solution for food waste disposal.  The Company has a global distribution license to sell, lease, use, distribute, and manufacture the product currently known as the Eco-Safe Digester®. The Eco-Safe Digester is a data-driven, network-based mechanical/biological technology which transforms food waste into nutrient-neutral water that can safely be disposed of via conventional sanitary sewer systems.  The Eco-Safe Digester reduces greenhouse gas emissions by reducing the volume of food waste being disposed of in landfills and eliminating the corresponding transportation of this waste. In addition, the technology saves users money by avoiding disposal costs (“tip fees”) and transportation charges.  This process allows waste producing organizations to actively contribute to environmental sustainability and the preservation of resources in a cost-effective manner.  The Eco-Safe Digester may be used by businesses in food service, hospitality, healthcare, government, conference centers, education centers, or stadiums that generate a high volume of waste. It is estimated that the US addressable market is in excess of 250,000 locations that could qualify for digesters and an additional 250,000 internationally.

The Eco-Safe Digester is currently installed in 37 states throughout the United States as well as 15 foreign countries.

The Company has approximately 400 units installed worldwide with over nine years of operating experience. With units in the field for over nine years, our products have proven to have at least a reasonably long-term life expectancy comparable to the products sold by its competitors.

The Eco-Safe Digester® is a high technology appliance that provides a safe, clean and odorless process for converting organic waste to a nutrient neutral discharge that is introduced to the typical sewage drain. The digester utilizes technology similar to municipal sewage treatment plants in a scaled down, friendly point of generation format. It is an ecologically friendly solution for processing food waste directly at its source.

The Eco-Safe Digester can digest up to 3,500 pounds of food waste every day including vegetables, fruits, meat, fish, poultry, grains, coffee grinds, egg shells and dairy products, with decomposition typically occurring within 24 hours. The Eco-Safe Digester rapidly digests large volumes of food waste into a nutrient neutral liquid effluent using the following steps:

•	A proprietary blend of microorganisms and bio-media are loaded into the Eco-Safe Digester;
•	Heat, agitation and moisture help enable the microorganisms to reduce the food waste into liquefied grey water, also called effluent;
•	Food waste is continuously added into the machine; and
•	The effluent drains into a conventional sanitary sewer system.

The Eco-Safe Digester is currently available in three sizes to fit varying customer requirements. The appliance is manufactured using the high quality components and materials. It is wrapped in durable stainless steel to complement industrial kitchen equipment, provide long life and resist corrosion.

Currently, we leverage multiple sales models including all-inclusive rental models and traditional retail sales models. List prices for all of the three models are under $50,000. Under our rental model, we provide a digester, quarterly service, consumables and in most cases, an annual cloud license under a monthly bundled charge. These contracts normally range from three to five years in duration. Monthly charges range from $500 to $1,200 per month depending on the unit size, services provided and the quantity of units under contract. Annual cloud licenses are also available ala carte at a rate of $2,400 per unit per year.

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

The BioHiTech BioBrainTM CloudTM, CirrusTM Mobile Application and AltoTM Application

The Company leverages its existing technology, including our digester’s on-board weighing system, by collecting, accumulating and providing empirical data that can aid in improving the efficiency of the upstream supply chain. By streaming data from the digesters, collecting information from system users and integrating business application data, BioHiTech’s internet enabled system known as the BioHiTech CloudTM can provide necessary data to aid customers in reshaping their purchasing decisions and positively affect employee behavior. In its simplest form, the BioHiTech Cloud quantifies food waste in a fashion that has historically not been available. It enables users to understand food waste generation habits and to improve operational efficiencies.

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

The Company believes that its combined offering of technology and its Eco-Safe Digester provide customers with information that has not been readily available to consumers in the past that has the potential for improved management and reduction of waste at the point of generation on a real-time basis.

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

Our solution is not based only on the removal of waste, but also provides real time information and metrics to improve the efficiency of an organization. Such information has not been readily available to consumers in the past. By providing a cloud-based dashboard and mobile application, the BioHiTech Cloud gives real-time visibility to the status of the device itself and provides insight to the efficiencies of the operations of food preparation and consumption of the user. Using leading edge cloud technologies, the systems allow for deep visibility into the process on an individual, regional, or national level. BioHiTech currently has a provisional patent pending on this technology.

Early in 2016, the Company released its first mobile application called BioHiTech Cirrus™. The new application allows customers more immediate access to analytical data provided by the Eco-Safe Digester and more efficient monitoring across a number of network connected devices. The mobile application is available free to existing BioHiTech Cloud customers and is available through the iTunes Store, as well as Google Play.

During September 2016, the Company released AltoTM, which is a key new component of BioHiTech's comprehensive food waste solution that uses data and analytics to help drive smarter business decisions. The Alto software is designed to enhance the productivity of the Company's Eco-Safe Digester by enabling easy to understand, real-time interactive communication to improve unit performance levels, processing statistics, and maintenance routines via a secured internet connection on any standard computer or mobile device.  In addition to enhancing the productivity of its own equipment, the platform can easily be expanded to provide a whole new way for people to intelligently communicate actionable information with any internet-enabled industrial equipment in order to achieve significant performance optimization. BioHiTech currently has a provisional patent pending on this technology.

Revolution Series Digester ®

The Revolution Series Digester®, which recently completed beta testing with customers and is anticipated to be commercially available in March 2017, is the Company's new sustainable food waste disposal solution designed for lower volume food waste generators. Our Revolution Series of Digesters may be used by full and quick service restaurants, coffee shops, hospitality companies and other specialty food service establishments that generate lesser volumes of waste than those that the Eco-Safe Digester is more suitable for. This sub-segment of the food services industry is estimated to have more than 1.5 million locations.

The Revolution Series Digesters leverages the success of the underlying technologies of our current line of Eco-Safe Digesters designed for the mid-to-large volume waste generators. This new line has a compact design, operates on standard 115 Volt power and is easily connected to existing plumbing, while providing all the user technology, including the CloudTM, CirrusTM Mobile Application and AltoTM applications associated with the larger digesters.

The Revolution Series Digesters will be available in two sizes, the Seed and the Sprout, each offering a compact footprint. The Series will be capable of handling 100 to 600 pounds per day depending on the model size. The Compact footprint allows access through standard doorways, eliminating one barrier to entry of our larger Eco-Safe units. With a shipping weight of under 400 pounds, the units can be shipped and installed efficiently in less than two hours with no need for specialty utilities or hook-ups required.

We anticipate offering the Revolution Series Digesters only on a rental basis. Under our rental model, we provide a digester, customary maintenance service, consumables and an annual cloud license under a monthly bundled charge. These contracts are anticipated to range from three to five years in duration. Monthly charges are anticipated to range from $300 to $450 per month depending on the unit size, services provided and the quantity of units under contract.

Target Markets

Several municipalities have recently enacted ordinances prohibiting commercial food waste from being disposed of in landfills. Many cities and states have banned landfill disposal of food waste generated by large, commercial food waste generators, with pending legislation in numerous others. The Company anticipates this trend to continue as sustainability efforts advance.

In addition to the US domestic marketplace, the Company anticipates growth internationally with a primary focus on the United Kingdom, Singapore, Mexico and Latin America. As International communities continue to strive toward more sustainable options, the Company has identified a need for its digester platforms and BioHiTech Cloud, opened an office in London in the fourth quarter of 2015 and has identified various qualified resellers in the target markets.

Customers

BioHiTech targets producers of food waste as its primary customers. Industries served include but are not limited to healthcare, grocery, prisons, retail food services (including traditional restaurants, quick service restaurants and coffee shops), education, and full service hospitality. Volume of food waste as well as traditional waste disposal costs are the primary drivers of return on investment for customers. BioHiTech also sells its products to governmental agencies including correctional facilities and hospitals, as well as large private sector companies throughout the United States and abroad.

It is estimated that the addressable market for our digesters is over two million locations worldwide.

Patent and Trademarks

In 2015 Company applied for, but has not yet received, a patent for the “Network Connected Weight Tracking System for a Food Waste Disposal Machine” and has also filed a provisional patent application in 2016 for “A Chatbot System for Industrial Machinery”. In connection with redesigning the Company’s Eco-Safe digesters in 2015 and 2016, and the development of the Revolution Series of Digesters in 2016 and 2017, the Company has written entirely new code for its units that better integrates with the Company’s other technology offerings.

The Company has an exclusive global distribution license to sell, lease, use, distribute, and manufacture the Eco-Safe Digester (and the patents related thereto) model, which was replaced with Company developed models in 2016, pursuant to a certain Exclusive License and Distribution Agreement dated October 23, 2012, as amended, by and among Bio Hi Tech America, LLC and BioHiTech International (a company owned by Chun-Il Koh, a BioHiTech shareholder), Chun-Il Koh, Joyce Taeya Koh and Bong Soon Hwang. Under the agreement, BioHiTech pays BioHiTech International $200,000 per year for the license. The license expires on December 31, 2023. The majority of existing deployments of the Eco-Safe Digesters were distributed under the Exclusive License and Distribution Agreement.

The Company is the owner of the registered trademark Eco-Safe Digester, and has trademarks on BioHiTech, BioBrain, the BioHiTech Cloud, Cirrus and Alto.

Mechanical Biological Treatment Line of Business

On January 20, 2016, the Company formed E.N.A Renewables LLC, formerly known as Entsorga North America, LLC (“ENA”) as a wholly owned subsidiary. ENA owns a 31% interest in Apple Valley Waste Conversions, LLC (“AVWC”). Frank E. Celli, the Company’s CEO also owns a 20.9% interest in AVWC. In March 2017, Mr. Celli assigned his voting rights in AVWC so that, collectively, ENA would have voting control of over 51% of AVWC. AVWC currently holds the exclusive license for the development throughout 11 northeast U.S. states and the District of Columbia of the technology known as High Efficiency Biological Treatment (“HEBioT”), which is owned by Entsorgafin, an Italian company that provides cost effective environmental technologies throughout the world. HEBioT is a proprietary form of Mechanical Biological Treatment (“MBT”) that is used widely throughout Europe. During 2016, the Company’s MBT activities have been limited to initial project development.

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

ENA, as the controlling member of AVWC, will be charged with new project development and marketing throughout 11 northeast U.S. states and the District of Columbia. This project development may consist of construction, ownership and operation of actual facilities or possible sub-licenses to third parties to utilize the technology. ENA may realize revenue’s in various ways:

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

The license agreement between Entsorgafin (technology owner) and AVWC is perpetual in nature, with certain performance standards during the initial five years of the agreement.

The Company believes it will be successful in the development of the ENA plants under one of the two proposed revenue scenarios over the next 24 to 36 months. The deployment of this technology is consistent with the Company’s vision of providing disruptive technologies to the traditional waste industry. With the ability to accept up to approximately 20 to 30% of each plant’s capacity in the form of pure food waste, the Company adds an option of municipal level solutions in the food waste industry that it does not currently possess.

Entsorga West Virginia Investment

Entsorga West Virginia Plant Under Construction – March 2017

Effective January 1, 2017, the Company signed an agreement to acquire up to approximately 40% of the interests in Entsorga West Virginia LLC (“EWV”) from the original investors at the purchase price of $60,000 for each 1% interest in EWV. The Company is required to purchase $1,034,028 of EWV’s interests, representing a 17.2% interest, with the remaining 23.1% being at the option of the Company. The agreement and transfer of the interests were subject to the approval of the EWV bond trustee, which was granted on March 20, 2017. On March 21, 2017, the Company completed the required investment acquisition of $1,034,028 for a 17.2% interest. The acquisition by the Company was funded by a short-term advance from the Company’s Chief Executive Officer.

EWV, located in Martinsburg, WV, represents the first deployment of the Entsorga HEBioT technology in the United States.  EWV has its own intellectual property agreement with Entsorgafin S.p.A. which is not part of the agreement that Apple Valley Waste Conversions, LLC has with Entsorgafin S.p.A. The EWV plant has received its necessary permits and EWV has closed on its financing to construct the facility. The facility will be able to accept up to 110,000 tons per year of municipal solid waste delivered from the surrounding areas. Its facility will consist of a 54,000 square foot industrial building located on approximately 12 acres of leased property.  The facility will include a plant which will be equipped with HEBioT technology and will ultimately be able to produce approximately 50,000 tons per year of EPA recognized renewable fuel.

EWV has entered into a 30-year initial term land lease with a municipal authority for industrial property adjacent to its previously closed landfill site. EWV has entered into numerous contracts, including: the engineering, procurement and commissioning of the plant; a 10-year solid waste delivery agreement for the delivery of 70,000 tons per year of municipal solid waste to the plant; a 10-year contract for the sale and delivery of SRF manufactured at the plant, and a 10 year professional services agreement that provides managerial services for general plant oversight, certain logistical services, and financial administration. While EWV will be responsible for its own costs of operations, plant oversight and administration will be performed under the professional services agreement.

EWV held its groundbreaking ceremony in January 2016 and subsequently closed on the issuance of Tax Exempt Industrial Development Bonds issued by the West Virginia Economic Development Authority in the amount of $25,000,000 (the “Bonds”). The facility is currently under construction and is expected to begin commercial operations in the second half of 2017.

This first operational plant utilizing the patented HEBioT technology in the United States will serve as the Company’s “showplace” to help expedite future deployments.

Marketing, Sales and Distribution

Digester Marketing Strategy

The Company markets through two channels, “in-house” direct sales and “reseller” sales. We currently leverage six company-employed sales associates that focus on maintaining and expanding “house accounts”. We currently have 21 registered domestic resellers, 8 registered international resellers, 19 independent domestic sales agents, two international independent sales agents and three international sub-distributors. Domestic and international resellers are granted a non-exclusive license to sell and market products and services. The international sub-distributors have been granted exclusive sub-distribution rights in Mexico, Latin America, Singapore, Malaysia and Indonesia. All resellers are required to purchase all products and consumables directly from the Company. In some cases, we also provide annual service to customers of our resellers at an additional charge.

The Company employs one full time marketing professional and contracts with various firms for design and production of our marketing materials. We supply our resellers with any necessary marketing materials.

Our internal team of technology professionals is responsible for research and development, as well as maintenance of existing systems – the BioHiTech Cloud, the Company’s website, the BioHiTech Cirrus App and the Alto application. We also employ one full time Director of Science and Research.

As regulations continue to be passed regarding the disposal of food waste, we will leverage both our internal and external marketing sources to communicate to the target market the increasing level of need for our products and services.

Historically, Eco-Safe Digesters were imported from the manufacturer located in Seoul, South Korea and received at the BioHiTech headquarters and warehouse in Chestnut Ridge, New York. During 2016, the Company has transitioned primarily to a United States based manufacturing model. Each product goes through a rigorous quality control process before it is delivered to the customer. At our headquarters facility, each product is equipped with our proprietary hardware and software to enable our BioHiTech Cloud connectivity. International units may be drop shipped directly to resellers. In this event, we ship the necessary hardware and software to our international service agents for installation prior to customer delivery. The new Revolution line of digesters, which will also be manufactured in the United States, is also equipped with our proprietary hardware and software to enable our BioHiTech Cloud connectivity.

MBT Marketing Strategy

The Company has focused our initial marketing efforts of our HEBioT technology within the 11 northeast states and the District of Columbia by identifying potential opportunities based on various criteria including, disposal costs within a region, proximity to end users of alternative fuels, lack of long term disposal alternatives, and access to adequate feedstock.

Disposal Costs: We pursue opportunities where disposal costs within a certain radius of a prospective project are high enough to provide adequate returns on capital. Since “tip fees” received by a facility represent the majority of a facility’s revenue, areas with tip fees in excess of $50 per ton are highly attractive markets. This is the case, in the majority of regions covered by the Company’s licensing rights.

Proximity to End Users: The second largest component of a facility’s revenue is realized through the sale of renewable fuel to be used in conjunction with or as a substitute for coal. With cement kilns being the second largest user of coal in the United States and with the continual regulatory pressure to reduce emissions associated with coal combustion, we target markets where there is reasonable access to cement manufacturing facilities to maximize revenue and minimize transportation costs of the manufactured fuel. The HEBioT technology has received an EPA comfort letter stating that all fuel manufactured from municipal solid waste in an Entsorga plant shall be categorized as an engineered fuel and can be used in cement kilns to offset up to 30% of their total fuel consumption.

Lack of Long Term Disposal: With landfill capacity in the northeast United States diminishing, and large quantities of solid waste being exported from numerous states, many municipalities and/or private waste companies are in need of long term disposal options. The HEBioT technology can divert up to 80% of the incoming municipal solid waste from landfills resulting in a prolonged life expectancy or a 500% capacity increase of existing landfills, as well as, new long term cost effective disposal options for the future.

Access to Adequate Feedstock: Based on the fixed cost nature of a HEBioT facility, to maximize its revenue and earnings it must be operated near its design capacity. BioHiTech focuses its marketing efforts on areas where population density provides adequate feedstock supply within a reasonable radius of a proposed plant. The HEBioT facility’s proximity to feedstock will allow municipalities and haulers to dispose of their waste at an HEBioT facility without incurring significant logistical costs to do so.

We currently employ one full time executive focused on the marketing of the HEBioT technology. The executive has over 20 years of experience in the solid waste and recycling facility management industry and has held multiple positions at some of the leading recycling companies. The executive’s focus is on identifying opportunities where each of the aforementioned criteria apply, initial presentation of the Company and technology, evaluating possible joint ventures, initiating early stage permitting, project development cost estimating and ultimate contract and project execution.

We present the technology at industry trade shows and events, as well as make direct proposals to interested parties that have become familiar with the HEBioT technology via public press releases, trade publications, the Company website and marketing materials, or industry referrals.

We currently have various projects in the development pipeline at different stages of development. The Company executed a land acquisition contract with the Town of New Windsor, NY for an option fee-to-purchase agreement on March 1, 2017 that has a range of conditions precedent to closing on the acquisition that must be satisfied within twenty four months, including the Company’s receipt of permits and approvals from the New York State Departments of Environmental Conservation and Transportation, the county of Orange, NY and the town of Windsor, NY, secured project financing and the Company’s environmental due diligence.

Competition

Digester Products. There are a small number of companies that distribute products utilizing similar digestion technology to the Eco-Safe Digester, but lack the depth of data collection, analytics and reporting. Further, we believe that these companies do not have a competitive product to the Revolution Series of digesters based on price point, size, throughput, power and plumbing requirements and data collection, analytics and reporting.

Most of these companies originated in Korea and we believe may have copied underlying technology of the digester units. We are aware of one company that has claimed to be developing competitive data collection and some level of web enablement, but are unaware of the deployment status and functionality of their technology offering. Of our competitors, our machine has the smallest footprint, requires the least amount of water to operate and we believe is an industry leader in terms of installations and efficiency. Currently we are not aware of any direct competitor with the ability to capture and deliver real time data. We believe that our pending patent, if granted, will provide BioHiTech the right to exclude competitors from making, using or selling technology on a food waste disposal device within the scope of the patent claims, in the countries in which the patent or patents are granted.

Some of these competitive companies are:

Totally Green:  Totally Green develops and markets an ORCA Green Machine™. The “ORCA” (stands for Organic Refuse Conversion Alternative) allows for rapid composting of most organic material in institutional and commercial end-user applications. The liquid compost is channeled through the sewer system.

Powerknot:  Based in California, Powerknot markets a Korean manufactured product similar to other digesters.

Enviropure:  Enviropure markets a similar digester, with a much larger footprint requirement, to those noted above, as well as a “dry” solution. Its units also are purportedly available with a scale.

Grind2Energy®:  A non-sewer food waste recycling system in which food waste is ground, stored in a tank, collected and transported to an anaerobic digester facility where it is converted into renewable energy. Grind2Energy is a product from InSinkErator, a business unit of Emerson Electric Company.

WISErg: The Harvester marketed by WISErg is a self-contained system that processes and stabilizes food scraps to be transported to a WISErg facility where it is further processed into liquid fertilizer.

Alternative technologies or processes to the Eco-Safe Digester or similar equipment are:

Traditional Composting: Composting has been in existence for many years and has historically been the only option for organics disposal. Composting:

•	Relies heavily on truck collection and transportation.
•	Uses facilities that can be considered public nuisances.
•	Is very difficult to provide accurate metrics on waste volumes and generation.
•	Facilities are difficult to site and are often long distances from waste generation.
•	Is neither cost effective nor environmentally friendly.

Anaerobic Digestion: Anaerobic digesters are readily used throughout Europe. Anaerobic digestion (“AD”) is the decomposition of organic waste in the absence of oxygen. The beneficial by-product is gas to be used to generate electricity. AD is generally accomplished on a large municipal or commercial scale and is not believed to be readily available as an “at the source” solution. AD facilities are beginning to be sited in the United States and are thought of as a viable disposal option for organic waste. While the technology is sound, AD facilities face various challenges in the United States. Management believes that AD facilities will continue to be developed and will be a part of the total solution for organic waste disposal. Many private equity funds have made investments in companies that own or are permitting AD facilities. The challenges to AD include:

•	Capital intensity of sizeable plants;
•	Difficult to site with proximity to feedstock;
•	Need steady, homogenous waste source (pre-processing is necessary);
•	Relies on traditional collection and transportation of waste (significant costs);
•	Rely on “tip fee” to subsidize operating expenses; and
•	Difficult to provide data to consumers (similar to composting).

Mechanical Biological Treatment. Competition in the MBT area is more diverse than with our digester products, as High Efficiency Biological Treatment (HEBioT), which is just one of many forms of mechanical Biological Treatment, is a new technology to the United States. The U.S. waste industry significantly lags Europe, which has over 300 MBT operational plants, in its achievements of improving environmental protection, diverting waste from landfills, development and utilization of alternative energies, and other green initiatives. There is an increasing push to pursue alternative waste disposal options as landfill capacity continues to dwindle and environmental consciousness continues to increase. In addition, the U.S. continues to pursue initiatives mitigating reliance on foreign energy and the EPA is increasing mandates to reduce air pollutants and use of fossil fuels. There are also many large corporations that have set zero waste targets that may only be achieved using a multitude of solutions. The use of HEBioT allows these companies to use one source that feeds into the multiple streams that they need to fulfill their goals – organics, glass, plastic and metals recycling and mixed waste, with only 20% being disposed of in landfills.

Utilizing traditional waste management, approximately 70% of the municipal solid waste generated in the United States is disposed of in landfills with another 7% being directed to waste to energy facilities and balance being recycled or composted. This figure is compared to only 38% of MSW being landfilled in the European Union resulting in the U.S. contributing significantly more greenhouse gas emissions from waste disposal than the European Union. Recently in the U.S., regulators and corporate leaders have led an effort to lower greenhouse gas emissions by finding disposal alternatives to landfills and exploring the deployment of “next generation” waste disposal technologies. The ongoing challenges to the evolution of these alternatives include but are not limited to capital intensity requiring subsidies, emerging technology risk, access to feedstock, long term off-take partners and inability to accept multiple waste streams.

Alternative technologies or processes to MBT are:

Anaerobic Digestion: Anaerobic digesters are readily used throughout Europe and deployed in the U.S. on a more limited basis. Anaerobic digestion (“AD”) is the decomposition of organic waste in the absence of oxygen. The beneficial by-product is gas to be used to generate electricity. AD is limited to accepting only the organic fraction of waste and not capable of processing mixed municipal waste.

Traditional Waste to Energy or Incineration Facilities: Incineration is a waste treatment process that involves the combustion of organic substances contained in waste materials. Incineration and other high-temperature waste treatment systems are described as "thermal treatment". Incineration of waste materials converts the waste into ash, flue gas, and heat. The ash is mostly formed by the inorganic constituents of the waste, and may take the form of solid lumps or particulates carried by the flue gas. The flue gases must be cleaned of gaseous and particulate pollutants before they are dispersed into the atmosphere. In some cases, the heat generated by incineration can be used to generate electric power. There have been very few of these facilities built in the U.S. in the past 20 years. The challenges to Incineration include:

•	Capital intensity of sizeable plants;
•	Difficult to site (NIMBYism);
•	Extreme capital intensity;
•	Expensive to operate;
•	High level of emissions

Gasification Facilities: Gasification is a process that converts organic or fossil fuel based carbonaceous materials into carbon monoxide, hydrogen and carbon dioxide. This is achieved by reacting the material at high temperatures (>700 °C), without combustion, with a controlled amount of oxygen and/or steam. The resulting gas mixture is called syngas (from synthesis gas or synthetic gas) or producer gas and is itself a fuel. The power derived from gasification and combustion of the resultant gas is considered to be a source of renewable energy if the gasified compounds were obtained from biomass. The challenges to gasification include but are not limited to:

•	Capital intensity
•	Early stage technology risk
•	Need for homogenous feedstock
•	Difficulty in siting (NIMBYism)

Pyrolisis: Pyrolysis is a thermochemical decomposition of organic material at elevated temperatures in the absence of oxygen (or any halogen). It involves the simultaneous change of chemical composition and physical phase, and is irreversible. Pyrolysis is a type of thermolysis, and is most commonly observed in organic materials exposed to high temperatures. Pyrolysis has been recently explored as an option for municipal solid waste incineration but has not been deployed in the U.S. due to various challenges, including:

•	Capital intensity
•	Significant early stage technology risk
•	Need for homogenous feedstock
•	Difficulty in siting (NIMBYism)

Landfilling: A landfill site (also known as a tip, dump, rubbish dump, garbage) is a site for the disposal of waste materials by burial and is the oldest form of waste treatment (although the burial part is modern; historically, refuse was just left in piles or thrown into pits). Historically, landfills have been the most common method of organized waste disposal and remain so in many places around the world and currently represent approximately 70% of the disposal of municipal solid waste in the U.S. There has been a recent movement toward diverting waste from landfills in the U.S. including the passing of various pieces of legislation in certain states banning certain materials from being deposited in landfills. Landfilling continues to be faced with challenges such as;

•	Capital Intensity
•	Difficulty siting (NIMBYism)
•	Potential groundwater contamination
•	Methane gas emissions
•	Poor use of natural resource
•	Post closure liabilities (future monitoring, etc.)

Other MBT Providers. The terms mechanical biological treatment or mechanical biological pre-treatment relate to a group of solid waste treatment systems. These systems enable the recovery of materials contained within the mixed waste and facilitate the stabilization of the biodegradable component of the material. There are currently over operational 300 MBT plants throughout Europe. Most of the current plants produce Refuse Derived Fuel, which differs from the engineered Solid Recovered Fuel produced by the Entsorga HEBioT technology, which is deemed as an “engineered fuel” by the U.S. EPA. A2A is a company based in Italy that has historically deployed a similar technology to that of Entsorga; however, no longer makes it commercially available to merchant plant operators and does not currently have any facilities located or planned for the U.S. market.

Research and Development

BioHiTech is continually investing in research and development in an effort to enhance and expand upon our existing products and services, and derivatives thereof. At the base of our digester technology has been an entire re-writing of all software technology, from industrial machine PLC (Programmable Logic Controller) to the IoT (Internet of Things) that are based on the digesters to our Cloud and analytics. Our technology expertise and ability to extract data from PLCs in a true database and computing environment is unique.

There are several research and development initiatives underway.

•	As we had identified significant additional markets for a smaller version digester, we have recently developed a compact unit – the Revolution Series Digesters. The unit, which has a smaller footprint, runs on 115 volts and does not require specialized direct connection plumbing, is suitable for smaller generators of food waste including, but not limited, to the quick service restaurant sector, as well as generators of food waste in lower disposal cost markets. With the design and beta manufacturing of the unit complete, the Company began to commercially offer the product in March 2017. As the size of the unit is considerably smaller than the Eco-Safe Digester, the Company expects to offer the unit at a price lesser than our current Eco-Safe offerings, which provides the potential for multi-unit deployments in the upcoming years.

•	As water is becoming a highly scrutinized resource, we have worked with various water filtration companies with the goal of achieving a water treatment and recirculation system in conjunction with our Eco-Safe Digester. We have been able to test filtration that allows us to achieve multiple objectives, eliminating the need for fresh water in the digestion process, eliminating the discharge of effluent to waste water treatment facilities, and the creation of “net new” water for our customers for re-use within their facilities for general purposes. This technology, while successful, has not been commercially deployed based on the current economics that may be subject to change in the future.

•	As customers gain an appreciation for the transparency provided by the BioHiTech Cloud on their food waste, they have expressed an interest to track other recyclable and waste products using our existing dashboard. As the core technology already exists, we have successfully tested the process of adapting our weight capture and presentation to various other waste equipment. The success of this pilot project provides for the ability to expand our software as a service offerings under additional license fees for each piece of equipment in the future. While not actively marketed, the addition of this service to pieces of equipment that have been utilized for many years provides for a potential new market in the future.

•	With the ability to extract data and proactively communicate with PLCs, we are actively deploying machine learning technology to improve operational efficiencies of our digester products. In addition to machine learning, the ChatBot technology allows the use of conversational dialogue through chat or text messaging to ascertain the status of equipment, instruct the equipment to work differently or to interactively diagnose and correct issues with the equipment.

•	As we recognize some customers’ desire to re-capture nutrients from food waste to be used for the generation of electricity via anaerobic digestion, we have confirmed the ability to capture effluent from our digesters as feedstock for the AD process. Testing was initially performed in 2015 with a regional anaerobic digestion company to determine whether our units can produce a valuable feedstock with energy value. The result of the trials was positive. By utilizing our technology, a customer is able to treat waste at its point of generation, measure and analyze waste volumes via the BioHiTech Cloud, transport the residual in a more cost effective and environmentally friendly means and ultimately convert its food to energy via the AD process. This process may provide a more sustainable model for AD as it could reduce costs of logistics and reduce the need for government subsidy.

•	As with the generation of feedstock for the AD process above, the Company is also exploring the use of our digester effluent as the basis of liquid fertilizer. The initial digestion performed by our digester may allow for decreased processing required to produce a suitable commercial product.

Management and Employees

As of December 31, 2016, BioHiTech has 23 full time and 2 part-time employees. We believe we enjoy good employee relations. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

Properties

The Company does not own any physical location. The Company currently leases its corporate headquarters and warehouse in Chestnut Ridge, NY as well as its technology development office in Harrisburg, PA. We believe that our current headquarters and warehouse facility are sufficient in size for current and future operations. The current leases for the headquarters and warehouse expire in 2020 and each contain a renewal option for an additional five-year period. The current lease for the Harrisburg, PA technology development office expires in 2018 and has one renewal option for a one-year period. The United Kingdom operations are managed from employee based virtual offices in the UK.

Liquidity and Capital Resources

The Company currently generates revenues from sales of its digesters and related goods and services and anticipates revenues from the HEBioT technologies in the future. The Company's other known potential sources of capital are possible investments and advances from related parties, proceeds from private placements, issuance of notes payable, loans from its officers, and cash from future revenues. The Company may require additional financing to continue operations. There is no assurance that such additional financing will be available or that such financing will be on terms that are favorable to the Company.

Potential Future Projects and Conflicts of Interest

Members of the Company’s management may serve in the future as an officer, director or investor in other entities. Neither BioHiTech nor any of its shareholders would have any interest in these other companies’ projects. Management believes that it has sufficient resources to fully discharge its responsibilities to the Company.

Government Regulation

We believe we are in compliance with applicable federal, state and other regulations and that we have compliance programs in place to ensure compliance going forward. There are no regulatory notifications or actions pending.

Legal Matters

None.

Related Party Transactions

BioHitech Realty LLC

The Company currently rents its corporate headquarters and, its warehousing space, from BioHitech Realty LLC, a company partially owned by Frank E. Celli, our Chief Executive Officer and Chairman, and Michael Franco, a stockholder and employee of the Company. The initial lease expired on October 31, 2014 and was replaced by an office and a warehouse lease that were executed in July 2015 and expire in 2020. Each lease contains a renewal option for an additional five-year period. Rent expense under these leases for the years ended December 31, 2016 and 2015 amounted to $95,430 and $67,225, respectively.

BioHiTech International

The Company has an Exclusive License and Distribution Agreement (the “License Agreement”) with BioHiTech International (“BHT-I”) (a company owned by Chun-Il Koh, a Company stockholder) Chun-Il Koh, Joyce Taeya Koh and Bong Soon Hwang.  The License Agreement, originally executed on May 2, 2007 and as amended most recently on August 30, 2013, provides the Company exclusive rights to sell, lease, use, distribute and manufacture the Eco-Safe Digester products through December 31, 2023 (unless extended by mutual agreement), including:

•	The exclusive right and license to sell, lease, license, import, distribute, market, advertise and the Eco-Safe Digester products on a worldwide basis; and
•	The exclusive right of first refusal and license to manufacture or to have manufactured all products related to the Eco-Safe Digester, after the existing inventory of BHT-I has been exhausted; and
•	The exclusive worldwide right to have made, use, off to sell, sell and import products, systems, methods and accessories covered by BHT-I patents, trademarks and service marks; and
•	The exclusive worldwide right and license to have manufactured, sell, lease, license, import, distribute, market, advertise and otherwise promote any future new related technologies developed by BHT-I.

Acquisition of digesters and parts, as well as expenses under the distribution agreement amounted to $878,439 and $833,819 for the years ended December 31, 2016 and 2015, respectively.

Other

The Company has also entered into various notes and advances from related parties that are disclosed in the Company’s consolidated financial statements.

Reports to Security Holders

We will make available free of charge any of our filings as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission (“SEC”). We are not including the information contained in our website as part of, or incorporating it by reference into, this report on Form 10-K.

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20002. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Within our website’s “Investor” section, “SEC Filings” tab, all of our filings with the Commission and all amendments to these reports are available as soon as reasonably practicable after filing.

Website

Our website addresses are www.biohitech.com and www.biohitechglobal.com.

Our Information

Our principal executive offices are located at 80 Red Schoolhouse Road, Suite 101, Chestnut Ridge, NY 10977 and our telephone number is (845) 262-1081. We can be contacted by email at info@biohitech.com.

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

This Form 10-K contains forward-looking statements that involve risks and uncertainties. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “intends”, “plans”, “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should,” “designed to,” “designed for,” or other variations or similar words or language. Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this Form 10-K.

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

In our waste disposal markets, we also compete with operators of alternative disposal and recycling facilities. We also increasingly compete with companies that seek to use waste as feedstock for alternative uses. Public entities may have financial advantages because of their ability to charge user fees or similar charges, impose tax revenues, access tax-exempt financing and, in some cases, utilize government subsidies.

If our digesters are unable to successfully compete in the marketplace, our business and financial condition could be materially adversely affected.

The waste services industry is subject to extensive and rapidly-changing government regulation. Changes to one or more of these regulations could cause a decrease in the demand for our digester systems.

We currently have only a single operational waste processing product generating revenues. We believe the demand for our digester product is created directly in response to recent municipal laws and regulation prohibiting certain large, commercial food manufacturers, retailers and catering halls from discarding food wastes to landfills. Our digesters are just one solution for these businesses to comply with these regulations. If there was a change to or elimination of these regulations, the demand for our product would almost certainly be greatly reduced and our income would, as a result, be adversely affected.

Currently, the microorganisms we employ in our digesters are approved for use to reduce food waste and to be poured into conventional sewer systems. However, if it was determined that we could no longer use these microorganisms, there is no guarantee that we could develop a replacement process to assure that we could continue to sell our products. Also, we would likely face claims from current customers were they unable to use our digesters for food waste disposal.

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

Our ability to achieve the benefits of any potential future acquisition, including cost savings and operating efficiencies, depends in part on our ability to successfully integrate the operations of such acquired businesses with our operations. The integration of acquired businesses and other assets may require significant management time and resources that would otherwise be available for the ongoing management of our existing operations. In addition, to the extent any future acquisitions are completed, we may be unsuccessful in integrating acquired companies or their operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse impact on future profitability. Some of the risks that may affect our ability to integrate, or realize any anticipated benefits from, acquisitions include:

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

We have inadequate capital and need additional financing to accomplish our business and strategic plans.

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

We expect that we will need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and can be expected to dilute current stockholders’ ownership interests if converted.

Based upon present strategic investment plans, we expect that we will need to raise additional capital in the future. Such additional capital may not be available on reasonable terms or at all. We may need to raise additional funds through borrowings or public or private debt or equity financings to meet various objectives including, but not limited to:

•	accomplish growth through enhanced sales and marketing efforts;
•	effect new products and services development;
•	complete business acquisitions; and
•	build inventory

Our limited operating history does not afford investors a sufficient history on which to base an investment decision.

We are currently in the early stages of developing our businesses. Our operations are subject to all the risks inherent in the establishment of a new business enterprise. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays that are frequently encountered in a newly-formed company. There can be no assurance that at this time that we will operate profitably or will have adequate working capital to meet our obligations as they become due.

Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets. Such risks include the following:

•	increasing awareness of our brand names;
•	meeting customer demand and standards;
•	attaining customer loyalty;
•	developing and upgrading our product and service offerings;
•	implementing our advertising and marketing plan;
•	maintaining our current strategic relationships and developing new strategic relationships;
•	responding effectively to competitive pressures; and
•	attracting, retaining and motivating qualified personnel.

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

For the years ended December 31, 2016 and 2015, the Company had a net loss of $6,745,386 and $5,001,452, respectively, incurred a consolidated loss from operations of $5,924,667 and $4,545,646, respectively and used net cash in consolidated operating activities of $5,181,400 and $3,170,427, respectively. At December 31, 2016, consolidated stockholders’ deficit amounted to $11,458,100 and the Company had a consolidated working capital deficit of $5,096,220. The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of debt and equity securities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. If the Company cannot continue as a going concern, its stockholders may lose their entire investment.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel or hire additional qualified personnel, we may not be able to grow effectively.

Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization. Our continued ability to compete effectively depends on our ability to retain and motivate existing employees. Due to our reliance upon its skilled professionals and laborers, the failure to attract, integrate, motivate, and retain current and/or additional key employees could have a material adverse effect on our business, operating results and financial condition. We only maintain key person life insurance for Frank E. Celli and Robert Joyce at this time.

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

Aside from increased difficulties in the management of human resources, we may continue to encounter working capital issues, as we will need increased liquidity to finance the expansion of our existing business, the development of new products, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and controls. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability. We cannot assure investors that we will be able to timely and effectively meet that demand and maintain the quality standards required by our existing and potential customers.

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

 We are operating in a highly competitive market and we are unsure as to whether there will be any consumer demand for our services.

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

We may be unsuccessful in our efforts to use digital and other viral marketing to expand consumer awareness of our service.

If we are unable to maintain or increase the efficacy of our digital and other viral marketing strategy or if we otherwise decide to expand the reach of our marketing through use of costlier marketing campaigns, we may experience an increase in marketing expenses that could have an adverse effect on our results of operations. We cannot assure you that we will be successful in maintaining or expanding our customer base and failure to do so would materially reduce our revenue and adversely affect our business, operating results and financial condition.

We may be negatively impacted by permitting and construction risks.

In connection with the MBT line of business the Company will have to acquire specialized permits and regulatory approvals from various state and local regulatory authorities that may delay or prevent the construction or operation of the intended MBT facilities. In addition, there are significant risks related to the construction of a specialized facility. These risks may delay, postpone or cause a negative impact to the anticipated financial performance of the projects.

We may be negatively impacted by other landfills and certain long-term disposal trends.

In connection with the MBT line of business, there will be competition from other landfills, including large, out-of-state landfills to secure MSW feedstock. Such facilities may legally drop prices to maintain market share forcing the Company to compete on price for feedstock delivered by suppliers, which may cause a negative impact to the anticipated financial performance of the projects.

Waste policies may incentivize additional renewable energy plants to be built, in such an event, the MBT facilities would be competing with such future renewable energy plants for feedstock. Furthermore, other zero waste policies, increased local recycling and reuse, augmented by composting and other future waste policies intended to eliminate and/or reduce the waste may mean less MSW will be available for the Company’s MBT projects.

The recovered recycled materials market is volatile.

The Company’s MBT projects anticipate a minimum return on recycled materials. Should conditions change such that the minimum returns cannot be recovered, they may have a negative impact on the anticipated financial performance of the projects.

The market for solid recovered fuel (“SRF”) is not developed.

The Company’s MBT projects rely upon the ability to sell SRF to appropriate industrial users at economically reasonable prices. There is no assurance that the Company will be able to contract on either a long-term or spot-market basis with such consumers.

Risks Related to Securities Markets and Investments in Our Securities

Our executive officers and certain stockholders possess the majority of our voting power, and through this ownership, control our Company and our corporate actions.

Our current executive officers, directors and seven large stockholders of the Company, hold approximately 81% of the voting power of the outstanding shares as of December 31, 2016. Our current executive officers and directors hold 40% of the voting power of the outstanding shares as of December 31, 2016. These officers, directors and certain stockholders have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. As such, our executive officers have the power to prevent or cause a change in control; therefore, without their consent we could be prevented from entering into transactions that could be beneficial to us.  The interests of our executive officers and certain shareholders may give rise to a conflict of interest with the Company and the Company’s stockholders. For additional details concerning voting power please refer to the section below entitled “Description of Securities.”

There is a substantial lack of liquidity of our common stock.

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

The trading volume of our common stock may be limited and sporadic. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they may tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained. As a result of such trading activity, the quoted price for our common stock on the OTC Markets may not necessarily be a reliable indicator of our fair market value.  In addition, if our shares of common stock cease to be quoted, holders would find it more difficult to dispose of or to obtain accurate quotation as to the market value of, our common stock and as a result, the market value of our common stock likely would decline.

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

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	the concentration of the ownership of our shares by a limited number of affiliated stockholders may limit interest in our securities;
•	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;
•	additions or departures of key personnel;
•	loss of a strategic relationship;
•	variations in operating results from the expectations of securities analysts or investors;
•	announcements of new products or services by us or our competitors;
•	reductions in the market share of our products;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	investor perception of our industry or prospects;
•	insider selling or buying;
•	investors entering into short sale contracts;
•	regulatory developments affecting our industry; and
•	changes in our industry;
•	competitive pricing pressures;
•	our ability to obtain working capital financing;
•	sales of our common stock;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	revisions in securities analysts’ estimates or reductions in security analysts’ coverage; and
•	economic and other external factors.

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

Our Certificate of Incorporation, as amended, authorizes the issuance of up to 20,000,000 shares of common stock, $0.0001 par value per share. Our board of directors may choose to issue some or all of such shares, or derivative securities to purchase some or all of such shares, to provide additional financing in the future. Additionally, with the approval of a majority of convertible debt holders (based on loan balances), the Company may issue shares of preferred stock or other securities in connection with a financing that might include rights and preferences that are senior to the common stock. On January 25, 2017, subject to shareholder approval, the board of directors approved an increase of authorized common stock to 50,000,000.

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

ITEM 4: MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Market Information

Our common stock first became quoted on the Over-the-Counter Bulletin Board, or “OTCBB” under the trading symbol “SWFR” on March 27, 2014. On September 16, 2015, our common stock began trading under the name BioHiTech Global, Inc. and under the trading symbol “BHTG”. On February 12, 2016, the common stock was uplisted to the OTCQB Venture Marketplace. The following table lists the high and low bid information for our common stock as quoted on the OTC Markets for the fiscal years ended 2016 and 2015:

	Price Range
Quarter Ended	High ($)		Low ($)
December 31, 2016	$3.20		$1.50
September 30, 2016	$3.60		$1.75
June 30, 2016	$5.50		$3.15
March 31, 2016	$5.00		$4.00
December 31, 2015	$4.90		$4.30
September 30, 2015	N/A	*	N/A	*
June 30 2015	N/A	*	N/A	*
March 31, 2015	N/A	*	N/A	*

* The first trade of common stock occurred October 28, 2015.

The above quotations from the OTC Markets reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

(b) Holders

The number of record holders of our common stock as of December 31, 2016, was approximately 37 based on information received from our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name with a brokerage firm or other fiduciary.

(c) Dividends

We have not paid or declared any cash dividends on our common stock and we do not anticipate paying dividends on our common stock for the foreseeable future.

(d) Securities authorized for issuance under equity compensation plans

As of December 31, 2016, the Company had one equity compensation plan that provides for grants representing up to 750,000 of the underlying shares of the Company’s common stock as presented below.

Subsequent to December 31, 2016, the Company’s board of directors approved a new plan that provides for grants representing up to 1,000,000 of the underlying shares of the Company’s common stock. The new plan is subject to approval by the shareholders of the Company. This plan is not included in the table below.

Equity Compensation Plan Information as of December 31, 2016

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	711,250	$1.92	38,750
Equity compensation plans not approved by security holders	-	-	-
Total	711,250	$1.92	38,750

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

Preferred Stock

The Company is authorized to issue from time to time, in one or more series, 10,000,000 shares of “blank check” preferred stock, par value $0.0001 per share, subject to any limitations prescribed by law, without further vote or action by the shareholders. Each such series of preferred stock shall have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as shall be determined by the Company’s board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights. There are no shares of preferred stock outstanding.

RECENT SALES OF UNREGISTERED SECURITIES

On February 10, 2016, April 14, 2016, May 27, 2016 and September 29, 2016, the Company entered into a series of Securities Purchase Agreements (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to sell and the Investors agreed to purchase in a private placement offering (the “Private Placement”) units (the “Units”) in the aggregate offering amount of $2,500,000, $550,000, $200,000 and $150,000, respectively. Each Unit, in the minimum subscription amount of $25,000 is comprised of a Convertible Promissory Note (the “Note”) and warrants (the “Warrants”) to purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). Each Note bears interest at the rate of 8% per annum and is due on the earlier of: (i) February 10, 2018; (ii) the date the Common Stock is listed on The Nasdaq Stock Market or NYSE MKT (the “Listing”); or (iii) a “Change of Control” of the Company, which is defined as a liquidation, dissolution, winding up, change in voting control or sale of all or substantially all of the Company’s assets. Each Note sold is convertible into shares of Common Stock equal to the outstanding principal amount under the Note, plus any accrued and unpaid interest, divided by a conversion price (the “Conversion Price”) equal to the lowest of: (i) the trading price on the date of the Listing; (ii) the price per share paid by investors in a subsequent underwritten public offering in connection with the Listing; (iii) the lowest price paid by investors in a subsequent offering of the Company’s securities; (iv) the per share price in a Change of Control transaction; or (v) $3.75 per share. Prior to maturity, an Investor may elect, at its option and in its sole discretion, to convert all or a portion of the outstanding principal amount under the Note, plus any accrued and unpaid interest, into a number of shares of Common Stock at a conversion price equal to $3.75 per share. The Warrants are exercisable for a period of five years into a number of shares of Common Stock equal to the number of shares of Common Stock into which the Notes are convertible at an exercise price equal to 120% of the Conversion Price.

On July 19, 2016, the Company entered into a Consulting Service Agreement (the “Agreement”) with Tusk Ventures LLC (“Tusk”) effective August 1, 2016 (the “Effective Date”), which has since been terminated. The Company was required to pay Tusk an equity fee equal to $25,000 per month, which initially will take the form of convertible notes and then, upon the mandatory conversion of certain of the Company’s other convertible notes, the monthly equity fee shall be paid in shares of the Company’s Common Stock based upon the trailing month’s average price per share. As of December 31, 2016, the Company had issued five notes, each of $25,000 to Tusk under this Agreement. Each Note bears interest at the rate of 8% per annum and is due on the earlier of: (i) February 10, 2018; (ii) the date the Common Stock is listed on The Nasdaq Stock Market or NYSE MKT (the “Listing”); or (iii) a “Change of Control” of the Registrant which is defined as a liquidation, dissolution, winding up, change in voting control or sale of all or substantially all of the Company’s assets. Each Note sold is convertible into shares of Common Stock equal to the outstanding principal amount under the Note, plus any accrued and unpaid interest, divided by a conversion price (the “Conversion Price”) equal to the lowest of: (i) the trading price on the date of the Listing; (ii) the price per share paid by investors in a subsequent underwritten public offering in connection with the Listing; (iii) the lowest price paid by investors in a subsequent offering of the Company’s securities; (iv) the per share price in a Change of Control transaction; or (v) $3.75 per share. Prior to maturity, an Investor may elect, at its option and in its sole discretion, to convert all or a portion of the outstanding principal amount under the Note, plus any accrued and unpaid interest, into a number of shares of Common Stock at a conversion price equal to $3.75 per share.

On October 1, 2016, the Company issued a convertible note in the amount of $300,000 to Bio Hitech International, Inc., an entity controlled by Chun-Il Koh, a BioHiTech shareholder, for payment of amounts due by the Company for previously purchased equipment. The note contains terms and requirements that are substantially similar to the Tusk note described in the preceding paragraph.

On November 18, 2016, January 13, 2017, February 13, 2017, March 13, 2017 and March 21, 2017, the Company entered into a series of Securities Purchase Agreements (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Registrant agreed to sell and the Investors agreed to purchase in a private placement offering (the “Private Placement”) units (the “Units”) in the aggregate offering amount of $1,250,000, $250,000, $200,000, $50,000 and $125,000, respectively. Each Unit, in the minimum subscription amount of $25,000 is comprised of a Convertible Promissory Note (the “Note”) and warrants (the “Warrants”) to purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). Each Note bears interest at the rate of 8% per annum and is due on the earlier of: (i) November 18, 2018; (ii) the date the Common Stock is listed on The Nasdaq Stock Market or NYSE MKT (the “Listing”); or (iii) a “Change of Control” of the Company which is defined as a liquidation, dissolution, winding up, change in voting control or sale of all or substantially all of the Company’s assets. Each Note sold is convertible into shares of Common Stock equal to the outstanding principal amount under the Note, plus any accrued and unpaid interest, divided by a conversion price (the “Conversion Price”) equal to the lowest of: (i) the trading price on the date of the Listing; (ii) the price per share paid by investors in a subsequent underwritten public offering in connection with the Listing; (iii) the lowest price paid by investors in a subsequent offering of the Company’s securities; (iv) the per share price in a Change of Control transaction; or (v) $2.75 per share. Prior to maturity, an Investor may elect, at its option and in its sole discretion, to convert all or a portion of the outstanding principal amount under the Note, plus any accrued and unpaid interest, into a number of shares of Common Stock at a conversion price equal to $2.75 per share. The Warrants are exercisable for a period of five years into a number of shares of Common Stock equal to the number of shares of Common Stock into which the Notes are convertible at an exercise price equal to 120% of the Conversion Price. The Registrant did not engage a placement agent in the offering.

On August 6, 2015, the Company entered into and consummated an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”), with Biohitech Global, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Acquisition”) and Bio Hi Tech America, LLC, a Delaware limited liability company. Pursuant to the terms of the Merger Agreement, Acquisition merged with and into BioHiTech in a statutory reverse triangular merger (the “Merger”) with Bio Hi Tech America, LLC surviving as a wholly-owned subsidiary of the Company. As consideration for the Merger, the Company issued the interest holders of BioHiTech an aggregate of 6,975,000 shares of Common Stock.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PARTIES

The following table presents information with respect to purchases made by or on behalf of the issuer or any “affiliated party” of shares or other units of any class of the Company’s equity securities. The Company has no announced plans or programs to acquire its equity securities.

Period	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as Part of Publically Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
	(a)		(b)	(c)	(d)
December 30, 2016	1,100	(1)	$1.92	-	-
Total	1,100		$1.92	-	-

(1)	On December 30, 2016, the Chief Executive Officer of the Company acquired 1,100 shares of the Company’s common stock in a series of open market purchases.

ITEM 6: SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by 17 C.F.R. 229(10)(f)(i) and are not required to provide the information under this heading.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

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

BioHiTech provides a simple, environmentally friendly, and cost effective solution for food waste disposal.  BioHiTech has a global distribution license to sell, lease, use, distribute, and manufacture the product currently known as the Eco-Safe Digester and has recently developed its own Revolution Series of Digesters. BioHiTech’s digesters are a data-driven, network-based mechanical/biological technology, which transforms food waste into nutrient-neutral water that can safely be disposed of via conventional sanitary sewer systems.  Our digesters reduces greenhouse gas emissions by reducing the volume of food waste being disposed of in landfills and eliminating the corresponding transportation of this waste. In addition, the technology saves users money by avoiding disposal costs (“tip fees”) and transportation charges of traditional food waste disposal.  This process allows waste producing organizations to actively contribute to environmental sustainability and the preservation of resources in a cost-effective manner.  Our Eco-Safe Digesters may be used by businesses in food service, hospitality, healthcare, government, conference centers, education centers, or stadiums that generate a high volume of waste. It is estimated that the US addressable market is more than 250,000 locations that could qualify for our Eco-Safe digesters and an additional 250,000 internationally. Our Revolution Series of Digesters may be used by full and quick service restaurants, coffee shops, hospitality companies and other specialty food service establishments that generate lesser volumes of waste than those that the Eco-Safe Digester is more suitable for. This sub-segment of the food services industry is estimated to have more than 1.5 million locations.

BioHiTech has over eight years of operating experience with over 375 Eco-Safe Digesters installed in 37 states throughout the United States, as well as in fifteen foreign countries, including the United Kingdom, Canada and Israel. The Revolution Series of Digesters became commercially available in March 2017.

BioHiTech hopes to leverage its existing technology, including the digester’s on-board weighing system, by collecting, accumulating and providing empirical data which we hope will improve the efficiency of the   upstream supply chain. By streaming data from the digesters, collecting information from system users and integrating business application data, we believe BioHiTech’s internet enabled system known as the BioHiTech Cloud provides necessary data that can help customers reshape their purchasing decisions and positively affect employee behavior. In its simplest form, the BioHiTech Cloud quantifies food waste in a fashion that has historically not been available. It enables users to understand food waste generation habits and to pay for the digester based on savings on traditional waste charges, as well as improved operational efficiencies.

BioHiTech believes that its combined offering of technology and its digesters provide customers with information (which/that) has not been readily available to consumers in the past that has the potential for improved management and reduction of waste at the point of generation on a real-time basis.

Currently, BioHiTech leverages multiple sales models including all-inclusive rental models and traditional capital expense sales models. List prices for all of the three Eco-Safe digester models are under $50,000. Under BioHiTech’s rental model, BioHiTech provides a digester, quarterly service, consumables and in most cases, an annual cloud license under a monthly bundles charge. These contracts normally range from three to five years in duration. Monthly charges on the Eco-Safe digesters range from $500 to $1,200 per month depending on the unit size, services provided and the quantity of units under contract. Annual cloud licenses are also available ala carte at a rate of $2,400 per unit per year.

Under the retail sales model, each Eco-Safe digester is normally accompanied by an annual service or supply contract providing a potential recurring revenue stream for each unit sold. Annual service contracts range from $2,300 to $5,450 per year depending on the size of the unit and level of support. Typical customer return on investment is approximately three years depending on tip fees within their geographical footprint and without giving effect to potential savings due to increased efficiencies.

Results of operation for the Year ended December 31, 2016

compared to the year ended December 31, 2015

Revenue by Type

The following table breaks down our revenue by type:

	Year Ended December 31,
	2016		2015
Rental, service and parts	$1,371,087	61%	$1,023,385	68%
Equipment sales	872,379	39%	415,616	27%
Other revenue	-	-%	74,980	5%
	$2,243,466	100%	$1,513,981	100%

Total revenue increased by $729,485, or 48%, from the year ended December 31, 2015 to the year ended December 31, 2016.

Rental, service and parts revenue increased by $347,702, or 34%, from the year ended December 31, 2015 to the year ended December 31, 2016. The increase is primarily the result of an increase in the overall number of deployed units that has led to a 38% increase in our total bundled rental revenues and contracted maintenance revenues, which accounted for 69% of the category for the year ended December 31, 2016 and 67% of the overall increase.

Equipment sales increased by $456,763, or 110%, from the year ended December 31, 2015 to the year ended December 31, 2016. This increase was primarily the result increased reseller activity, including international resellers that cover territories not covered by the Company’s direct sales force.

Other revenue for the year ended December 31, 2015 mainly consists of revenue derived from our QTAG operations, which was sold in May of 2015.

Cost of Revenue

The following table breaks down our cost of revenue by type:

	Year Ended December 31,
	2016		2015
Rental, service and parts	$1,084,251	65%	$969,518	73%
Equipment sales	585,673	35%	320,863	24%
Other revenue	-	-%	35,428	3%
	$1,669,924	100%	$1,325,809	100%

Cost of revenue mainly consists the cost of acquiring digester units that are sold, and depreciation, warehousing, installation, maintenance, parts and shipping costs, as well as related salary and employee costs related to rental units. Total costs of revenue increased by $344,115, or 26%, from the year ended December 31, 2015 to the year ended December 31, 2016, primarily due to the change in mix of revenue between equipment sales and rental, service and parts, as well as improved margins, which are discussed below.

Rental, service and parts costs of revenue increased by $114,733, or 12% (as compared to a 34% increase in rental, service and parts revenue) from the year ended December 31, 2015 to the year ended December 31, 2016. Included in the total costs were:

	Year Ended December 31,
	2016		2015
Labor related costs	$156,098	14%	$311,898	32%
Depreciation	343,628	32%	218,676	23%
Contracted services	217,875	20%	128,877	13%
Parts and maintenance supplies	288,464	27%	275,835	28%
Other	78,186	7%	34,232	4%
	$1,084,251	100%	$969,518	100%

Labor related costs decreased by $155,800, or 50%, from the year ended December 31, 2015 to the year ended December 31, 2016 primarily due to reduced staffing and a higher reliance on contracted services. Depreciation increased 57% from the year ended December 31, 2015 to the year ended December 31, 2016, due to a 21% increase in the net cost of equipment leased, as well as due to a change in the estimated economic lives for a pool of digesters, whose leases expire in 2017. Contracted services increased by $88,998, or 69%, from the year ended December 31, 2015 to the year ended December 31, 2016 primarily due to utilization for areas not covered by the Company’s in-house staff. Other expenses primarily include costs relating to the BioBrain offering, including costs associated with retrofitting older machines that customers choose to invest in an upgrade on their existing units.

Equipment sales cost of revenue increased by $264,810, or 83%, from the year ended December 31, 2015 to the year ended December 31, 2016 due to an overall 110% increase in equipment sales, combined with changes in mix and sourcing of manufacturing that resulted in improved overall margins.

Gross Profit and Margin

The following table breaks down our gross profit by type:

	Year Ended December 31,
	2016		2015
Rental, service and parts	$286,836	50%	$53,867	29%
Equipment sales	286,706	50%	94,753	50%
Other revenue	-	-%	39,552	21%
	$573,542	100%	$188,172	100%

The following table breaks down our gross margin by type:

	Year Ended December 31,
	2016	2015
Rental, service and parts	20.9%	5.3%
Equipment sales	32.9%	22.8%
Other revenue	-%	52.8%
Total	25.6%	12.4%

Rental, service and parts gross margin improved from 5% for the year ended December 31, 2015 to 21% for the year ended December 31, 2016. This improvement was the result of changes in demand, including contracted services and improved utilization of fixed costs.

Equipment sales gross margin increased from 23% for the year ended December 31, 2015 to 33% for the year ended December 31, 2016. This increased rate was primarily driven by a change in the mix of models sold and a change in the manufacturing costs of the equipment.

Operating expenses

The following table breaks down our operating expenses by type:

	Year Ended December 31,
	2016		2015
Selling, general and administrative	$4,222,152	65%	$2,902,465	61%
Research and development	899,400	14%	703,255	15%
Professional fees	1,263,183	19%	1,167,829	25%
Gain on sale of QTAG	-	-%	(191,805)	-4%
Goodwill impairment	-	-%	10,482	-%
Depreciation and amortization	113,474	2%	141,592	3%
Total	$6,498,209	100%	$4,733,818	100%

Selling, general and administrative expenses increased by $1,319,687, or 45%, from the year ended December 31, 2015 to the year ended December 31, 2016. The following table breaks down the major categories of selling, general and administrative expenses:

	Year Ended December 31,
	2016		2015
Personnel	$3,246,451	77%	$1,970,942	68%
Facility and office costs	344,826	8%	312,517	11%
Sales and marketing	226,086	5%	168,275	6%
Other	404,789	10%	450,731	15%
Total	$4,222,152	100%	$2,902,465	100%

Personnel related expenses increased by $1,275,000, or 65%, from the year ended December 31, 2015 to the year ended December 31, 2016. This increase was driven by adding key personnel to drive the strategic repositioning of the Company and the introduction of employee stock compensation in 2016 that resulted in $516,197 of the total increase. All other expenses increased by $44,178, or 5%, from the year ended December 31, 2015 to the year ended December 31, 2016. This increase was primarily driven by expenses relating to growth in the Company’s activities.

Research and development expenses increased by $196,145, or 28%, from the year ended December 31, 2015 to the year ended December 31, 2016, which includes $147,765 of employee stock compensation in 2016 that were introduced in 2016.

Professional fees increased by $95,354, or 8% from the year ended December 31, 2015 to the year ended December 31, 2016. The following table breaks down the major categories of professional fees:

	Year Ended December 31,
	2016		2015
Legal	$236,572	19%	$360,537	31%
Marketing and communications	100,852	8%	325,192	28%
Investment banking	202,412	16%	264,333	22%
Audit and accounting services	294,492	23%	217,767	19%
Other	428,855	34%	-	-%
Total	$1,263,183	100%	$1,167,829	100%

Professional fees expense increased primarily due to a major strategic consulting services contract that incurred $375,000 in costs offset, in part, by reductions due to not incurring transactional expenses related to the 2015 reverse business combination process.

Other (expense) income

The following table presents our Other (expense) income by type:

	Year Ended December 31,
	2016		2015
Interest income	$-	-%	$(8,152)	-2%
Interest expense	820,719	100%	465,420	102%
Change in fair value of warrant liability	-	-%	(1,462)	-%
Total	$820,719	100%	$455,806	100%

Interest expense increased by $355,299 or 76%, from the year ended December 31, 2015 to the year ended December 31, 2016 due to increased average borrowing.

Income tax

Prior to August 6, 2015 the Company’s operations were organized as a limited liability company, whereby the Company elected to be taxed as a partnership and the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes has been provided for periods prior to August 6, 2015. For the year ended December 31, 2016 and for the period from August 6, 2015 through December 31, 2015 there was no net provision for income tax due to the losses incurred and management’s evaluation of the recovery of the tax asset resulting in net operating loss carry-forward.

Liquidity and Capital Resources

We will require substantial additional financing in order to execute our business expansion and development plans and we may require additional financing in order to sustain substantial future business operations for an extended period of time. We presently have a private placement offering for up to $7,500,000 in unsecured convertible debt, of which $1,250,000 was subscribed for on November 18, 2016, from existing shareholders of the Company. Subsequent to year end, the Company subscribed and closed on an additional $625,000 through March 21, 2017, including $500,000 from the Company’s management. Beyond that offering, while the Company is actively soliciting other forms of financing, we currently do not have any firm arrangements for additional financing and we may not be able to obtain financing when required, in the amounts necessary to execute on our plans in full, or on terms which are economically feasible. If we are unable to obtain the necessary capital to pursue our strategic plan, we may have to reduce the planned future growth of our operations.

Cash and Cash Equivalents

As of December 31, 2016 and December 31, 2015, the Company had cash balances of $325,987 and $39,195, respectively.

Borrowings and Debt

The table below presents borrowings, debts and advances as of December 31, 2016, along with their stated maturities. The line of credit, with an outstanding balance of $2,463,736 has an additional $36,264 available under its $2,500,000 facility.

	December 31,	Due in:
	2016	2017	2018	2019	Thereafter
Secured line of credit, prime plus 0.5%*	$2,463,736	$2,463,736	-	-	-
Advances, unsecured, non-interest bearing	1,213,027	1,213,027	-	-	-
Series A convertible notes, 8%	3,310,500	-	3,310,500	-	-
Series B convertible notes, 8%	1,220,634	-	1,220,634	-	-
Series V convertible notes, 8%	425,000	-	425,000	-	-
Promissory note, unsecured, 13%	2,500,000	-	2,500,000	-	-
Promissory note, unsecured, 7.5%	375,000	375,000	-	-	-
Other notes, secured, 1.9 to 4.98%	19,573	8,525	$5,410	$5,200	$438
Total	$11,527,470	$4,060,288	$7,461,544	$5,200	$438
Related party included above	$7,788,027	$1,488,027	$6,300,000	$-	$-

* The line of credit, which does not have any operating financial covenants, is guaranteed by several related parties and is excluded from the related party amount included above, as the guarantee is secondary to the primary borrower.

Cash Flows

Cash Flows from Operating Activities

We used $5,181,400 of cash in operating activities during the year ended December 31, 2016, an increase of $2,010,973 from $3,170,427 of cash used in operating activities during the year ended December 31, 2015. Our net loss during the year ended December 31, 2016 of $6,745,386 was impacted by $457,102 of depreciation and amortization, $674,782 from stock based employee compensation, fees paid in stock and convertible notes amounting to $173,953. Changes in operating assets and liabilities provided $87,736 of cash during the year ended December 31, 2016 as compared to $1,435,022 for the year ended December 31, 2015. Our net loss during the year ended December 31, 2015 of $5,001,452 was impacted by $360,268 of depreciation and amortization, $191,805 from the gain on the sale of our QTAG operations and $175,000 in stock based professional fees.

Cash Flows from Investing Activities

Cash used in investing activities amounted to $8,146 for the year ended December 31, 2016, compared to cash provided by investing activities of $56,698 for the year ended December 31, 2015, a change of $64,844. During the year ended December 31, 2015, we received $75,000 in proceeds from the sale of our QTAG operations.

Cash Flows from Financing Activities

Cash provided by financing activities amounted to $5,425,851 for the year ended December 31, 2016, compared to $3,120,518 for the year ended December 31, 2015, a change of $2,305,333. During the year ended December 31, 2016, we received $4,650,000 of proceeds from the issuance of convertible promissory notes. No convertible notes were issued in 2015.

Liquidity and Capital Reserves

Since inception, the Company has sustained substantial losses. The Company has an accumulated deficit of $21,072,166 at December 31, 2016.

The cash on hand is insufficient for us to continue our operations through December 31, 2016. During January, February and March 2017, the Company issued $625,000, in addition to $1,250,000 issued in November 2016, in unsecured convertible debt as part of a private placement offering for up to $7,500,000 in total unsecured convertible debt to shareholders of the Company. While the Company continues to seek investors under the private placement offering and other financing alternatives, if the Company is unable to obtain debt or equity financing to meet its cash needs, it may have to severely limit, its business plan by reducing the funds it hopes to expend on its business plan.

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

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the year ended December 31, 2016.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Use of Estimates - The preparation of consolidated financial statements, in conformity with GAAP requires the extensive use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. Estimates are used when accounting for items and matters including, but not limited to, allowance for uncollectible accounts receivable, obsolete, slow moving and excess inventory, asset valuations, including goodwill and intangibles, and useful lives, employee benefits, taxes and other provisions and contingencies.

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

Lease Revenue Recognition - The Company recognizes revenue from the rental of the digester units ratably on a monthly basis over the term of the lease, as it has determined that the rental agreements entered into in connection with its Eco-Safe Digester units qualify as operating leases, for which the Company is the operating lessor. In order to determine lease classification as operating, the Company evaluates the terms of the rental agreement to determine if the lease includes any of the following provisions which would indicate sales type lease treatment:

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

Financial Instruments, Convertible Instruments, Warrants and Derivatives - The Company reviews its convertible instruments for the existence of embedded conversion features that may require bifurcation. If certain criteria are met, the bifurcated derivative financial instrument is required to be recorded at fair value and adjusted to market at each reporting period end date. The Company also reviews and re-assesses, at each reporting date, any common stock purchase warrants and other freestanding derivative financial instruments and classifies them on the consolidated balance sheet as equity, assets or liabilities based upon the nature of the instruments.

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

Costs equal to these fair values are recognized as expense ratably over the requisite service period based on the number of awards that are expected to vest, or in the period of the grant for awards that vest immediately and have no future service condition. For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited. The expense resulting from share-based payments is recorded in the accompanying consolidated statements of operations based upon the classification of the underlying employees or service providers with a corresponding increase to additional paid in capital.

Subsequent modifications to outstanding awards result in incremental cost if the fair value is increased as a result of the modification. Thus, a value-for-value stock option repricing or exchange of awards in conjunction with an equity restructuring does not result in additional compensation cost.

Deferred Financing Costs - Deferred financing costs relating to issued debt are included as a reduction to the applicable debt and amortized as interest expense over the term of the related debt instruments.

Foreign Operations - Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates existing at the respective balance sheet dates. Income and expense items are translated at the average rates during the respective periods. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of other comprehensive income (loss) while transaction gains and losses are recorded in net earnings (loss). Deferred taxes are not provided on cumulative foreign currency translation adjustments as the Company presently expects foreign earnings to be permanently reinvested.

Recently Issued Accounting Pronouncements

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

(a) Dismissal of Independent Registered Public Accounting Firm

On October 23, 2015, Weinberg & Baer, LLC (“Weinberg”) was dismissed as the Company’s independent registered public accounting firm. The Company’s Board of Directors approved the dismissal of Weinberg.

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

(b) New Independent Registered Public Accounting Firm

On October 26, 2015, the Company’s Board of Directors engaged Marcum LLP (“Marcum”) as the Company’s new independent registered public accounting firm to act as the principal accountant to audit the Company’s financial statements. Prior to Marcum’s appointment, neither the Company, nor anyone acting on its behalf, consulted with Marcum regarding the application of accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided that Marcum concluded was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2016, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended and determined there to be a material weakness.

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

ITEM 9B Other Information

None.

PART III

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

The following persons are the directors and executive officers of our company:

Name	Age	Position Since	Position
Frank E. Celli	46	July 2008(1)	Chairman and Chief Executive Officer
Robert A. Joyce	57	October 2013(1)	Chief Operating Officer
Brian C. Essman	58	November 2015	Chief Financial Officer
William M. Kratzer	44	October 2013(1)	Chief Technology Officer
James D. Chambers	60	July 2008(1)	Director
Tony Fuller	59	February 2017	Director
Robert A. Graham	57	October 2013(1)	Director
Harriet Hentges	76	August 2015	Director
Douglas M. VanOort	61	August 2015	Director
(1)	Executive officers and directors of BioHiTech America prior to the merger and became executive officers and directors of the Company on August 6, 2015.

The Company’s executive officers and directors are elected biannually and serve until their term expires.

Frank E. Celli, 46, Chief Executive Officer, Chairman

Mr. Celli has over 25 years of waste industry experience. Mr. Celli joined BioHiTech America in 2008.  Prior thereto and until 2007, Mr. Celli was co-founder and Chief Executive Officer of Interstate Waste Services, during which time that company achieved growth of over $150 million in revenue. During his time at Interstate Waste he was responsible for all aspects of the business including collection, recycling, landfills and emerging technologies. After selling his interests in Interstate Waste, Mr. Celli transitioned to BioHiTech. He also serves as a director and officer of Entsorga West Virginia (“EVA”), an entity that BioHiTech has recently executed an agreement to acquire an interest in, that is currently developing one of the first Mechanical Biological Treatment facilities in the United States. Mr. Celli is also the chairman of the board of Apple Valley Waste Services, Inc., an entity also related to EVA. Mr. Celli earned a Bachelors of Science from Pace University’s Lubin School of Business in 1992.

Robert A. Joyce, 57, Chief Operating Officer

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

Brian C. Essman, 58, Chief Financial Officer

Mr. Essman joined BioHiTech in November 2015 as its Chief Financial Officer. Prior thereto, from 1997 through 2014, Mr. Essman held various senior executive management positions with Data Communiqué, Inc. a Havas company where he most recently held the position of Chief Executive Officer. From 2004 to 2007, Mr. Essman was Data Communiqué’s Chief Operating Officer / Chief Financial Officer and from 1997 to 2004 was the Chief Financial Officer. Prior thereto, Mr. Essman was the Chief Financial Officer at a Fidelity Investments Private Equity operating company and a Senior Manager and CPA at PricewaterhouseCoopers. Mr. Essman graduated with a BS in Accounting with High Honors from Boston College’s School of Management.

William M. Kratzer, 44, Chief Technology Officer

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

James D. Chambers, 60, Director

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

Tony Fuller, 59, Director

On February 6, 2017, Anthony Fuller joined the Board of Directors of BioHiTech. Prior to joining the Board, Mr. Fuller spent nearly thirty years as an executive of Wal-Mart Stores, Inc. (“Walmart”) most recently as Senior Vice President where he served until August 2013. For over 20 years, Mr. Fuller led the teams which provided both property management and maintenance for Walmart’s global portfolio of properties. During that time, Walmart’s portfolio grew from under 1,000 stores in 20 states in the United States, to over 10,000 stores in all fifty states, and 23 countries around the world with capital investment reaching $2 billion per year. Mr. Fuller served as the chairman of the real estate transaction committee and real estate finance committee. Simultaneously therewith and since 2006, Mr. Fuller has been a member of REAP (Real Estate Associate Program), an organization opening opportunities for minorities in commercial real estate and from 2006 to 2014, Mr. Fuller served on its Board. Mr. Fuller has served as a member of the Board of Advisors of Global Healthcare Capital, LLC, a leading healthcare investor and asset manager for opportunities in the US, Europe, Asia and Australia. Mr. Fuller received his BS in Agricultural Economics from Arkansas State University and his JD from the University of Arkansas.

Robert A. Graham, 57, Director

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

Harriet Hentges, 76, Director

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

Douglas M. VanOort, 61, Director

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

Code of Ethics

The Company has adopted a policy statement entitled Code of Ethics that applies to its chief executive officer and senior financial officers and staff. In the event that an amendment to, or a waiver from, a provision of the Code of Ethics is made or granted, the Company intends to post such information on its web site, www.biohitechglobal.com. A copy of the Company’s Code of Ethics has been filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as the Company’s principal executive officer during the last two completed fiscal years ending December 31, 2016 and 2015; and (ii) each other individual that served as an executive officer of the Company at the conclusion of the fiscal year ended December 31, 2016 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year.

Name and Principal Position	Year	Salary	Bonus	Equity Awards	Option Awards	All Other Compensation	Total
Frank E. Celli(1)	2016	$283,333	-	$202,500	-	-	$485,833
	2015	64,615	-	-	-	$138,462	203,077
Robert A. Joyce(1)	2016	262,500	-	202,500		-	465,000
	2015	80,769	-	-	-	173,077	253,846
Brian C. Essman(2)	2016	210,000	-	334,125	-	-	544,125
	2015	35,538	-	-	-	-	35,538
William M. Kratzer(3)	2016	145,833	-	172,125			317,958
	2015	126,923	-	-	-	-	126,923

(1)	Appointed August 6, 2015. Each of Mr. Celli and Joyce were executive officers, Chief Executive Officer and Chief Operating Officer, respectively, and owners of BioHiTech prior to the merger. The amounts reflected as other in the table represent guaranteed distributions from BioHiTech America LLC.
(2)	Appointed Chief Financial Officer November 2, 2015.
(3)	Appointed Chief Technology Officer August 6, 2015.

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31,2016.

	Stock Awards
Name and Principal Position	Number of Shares of Stock That Have Not Vested	Market Value of Shares That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market Value of Unearned Shares That Have Not Vested
(a)	(g)	(h)	(i)(5)	(j)(6)
Frank E. Celli, Chief Executive Officer(1)(4)	-	-	50,000	$112,500
Robert A. Joyce, Chief Operating Officer(1)(4)	-	-	50,000	112,500
Brian C. Essman, Chief Financial Officer(2)(4)	-	-	82,500	185,625
William M. Kratzer, Chief Technology Officer(3)(4)	-	-	42,500	95,625

(1)	Appointed August 6, 2015. Each of Mr. Celli and Joyce were executive officers, Chief Executive Officer and Chief Operating Officer, respectively, and owners of BioHiTech prior to the merger. The amounts reflected as other in the table represent guaranteed distributions from BioHiTech America LLC.
(2)	Appointed Chief Financial Officer November 2, 2015.
(3)	Appointed Chief Technology Officer August 6, 2015.
(4)	Grant date of restricted stock units is April 15, 2016.
(5)	Each of the awards vest 1/3rd on March 1, 2017, 1/3rd on March 1, 2018 and 1/3rd on March 1, 2019, or earlier based upon certain events.
(6)	Based on a closing price of $2.25 per share on December 30, 2016.

SUMMARY OF EXECUTIVE COMPENSATION PLANS

Key Employee Incentive Compensation.

The Company has an incentive compensation plan for certain key employees. The incentive compensation plan provides for annual bonus payments based upon achievement of certain corporate objectives as determined by the Company's Board of Directors. During 2016 and 2015, the Company did not pay any bonus pursuant to the incentive compensation plan, however in 2016 awarded stock based compensation to certain employees pursuant to the 2015 Equity Incentive Plan.

2015 Equity Incentive Plan

On August 3, 2015, the Board and a majority of the Company’s shareholders adopted the BioHiTech Global, Inc. 2015 Equity Incentive Plan ("2015 Plan").  The Company has reserved 750,000 shares of common stock for issuance under the terms of the Company’s 2015 Incentive Plan. The 2015 Plan is intended to promote the interests of the Company by attracting and retaining employees, including key employees, consultants, directors, officers and independent contractors (collectively referred to as the “Participants”), and enabling such Participants to participate in the long-term growth and financial success of the Company. Under the 2015 Plan, the Company may grant stock options, which are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended (the “Incentive Stock Options”), non-qualified stock options (the “Nonqualified Stock Options”), stock appreciation rights (“SARs”) restricted stock units (“RSUs”) and restricted stock awards (the “Restricted Stock Awards”), which are restricted shares of common stock (the Incentive Stock Options, the Nonqualified Stock Options, the SARs, RSUs and the Restricted Stock Awards are collectively referred to as “Incentive Awards”). Incentive Awards may be granted pursuant to the 2015 Plan for 10 years from the Effective Date.

2017 Executive Equity Incentive Plan

On January 25, 2017 the Board, subject to future shareholder approval, adopted the BioHiTech Global 2017 Executive Equity Incentive Plan (“2017 Plan”) to encourage and enable selected, eligible Directors and Executive Officers of the Company and its Affiliates to acquire or to increase their holdings of Common Stock and other equity-based interests in the Company in order to promote a closer identification of their interests with those of the Company and its shareholders, and to provide flexibility to the Company in its ability to motivate, attract and retain the services of Participants upon whose judgment, interest and special effort the successful conduct of its operation largely depends. These purposes may be carried out through the granting of Awards to selected Participants, including the granting of Options in the form of Incentive Stock Options and/or Nonqualified Options; SARs in the form of Freestanding SARs and/or Related SARs; Restricted Awards in the form of Restricted Stock Awards and/or Restricted Stock Units; and/or Other Stock-Based Awards. The 2017 Plan, if approved by the shareholders, allows for the maximum aggregate number of shares of common stock that may be issued pursuant to awards granted initially shall not exceed 1,000,000 shares.

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

Employment Agreements

Effective October 4, 2013, the Company and Frank E. Celli, its Chief Executive Officer agreed that Mr. Celli would serve as Chief Executive Officer at an annual salary of $200,000, increased to $300,000 effective March 1, 2016, and would be eligible for participation in equity incentive plans, when formed, and a discretionary performance bonus. Mr. Celli will also receive customary benefits including health, life and disability insurance benefits. The agreement was for an initial three-year period that automatically renews for an additional one-year periods.

Effective October 4, 2013, the Company and Robert Joyce, its Chief Operating Officer agreed that Mr. Joyce would serve as Chief Operating Officer at an annual salary of $250,000, increased to $265,000 effective March 1, 2016, would be eligible for participation in equity incentive plans, when formed, and a discretionary performance bonus. Mr. Joyce will also receive customary benefits including health, life and disability insurance benefits. The agreement was for an initial two-year period that automatically renews for an additional one-year periods.

Effective November 2, 2015, the Company and Brian C. Essman, its Chief Financial Officer agreed that Mr. Essman would serve as Chief Financial Officer at an annual salary of $210,000, a grant of 82,500 restricted shares under the BioHiTech Global, Inc. 2015 Equity Incentive Plan and be eligible for a performance bonus up to 35% of base annual salary. Mr. Essman will also receive customary benefits including health, life and disability insurance benefits. The agreement is for an initial two-year period that automatically renews for one-year periods.

Effective October 7, 2013, the Company and William Kratzer, its Chief Technology Officer agreed that Mr. Kratzer would serve as Chief Technology Officer at an annual salary of $125,000, increased to $150,000 effective March 1, 2016, and would be eligible for participation in equity incentive plans, when formed, and a discretionary performance bonus. Mr. Kratzer will also receive customary benefits including health, life and disability insurance benefits. The agreement was for an initial two-year period that automatically renews for an additional one-year periods.

COMPENSATION OF DIRECTORS

At this time, directors receive no cash remuneration for their services as directors of the Company. The Company reimburses directors for expenses incurred in their service to the Board of Directors. In March 2016, each director was granted stock options as presented below.

Compensation of Directors for the Year Ended December 31, 2016

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(g)	(h)
Frank E. Celli(1)	-	-	-	-	-	-
James D. Chambers(3)	-	-	$26,620	-	-	$26,620
Tony Fuller(2)	-	-	-	-	-	-
Robert A. Graham(3)	-	-	26,620	-	-	26,620
Harriet Hentges(3)	-	-	26,620	-	-	26,620
Douglas VanOort(3)	-	-	26,620	-	-	26,620

(1)	Mr. Celli is also the CEO and receives no compensation as a director.
(2)	Mr. Fuller became a director on February 6, 2017.
(3)	Each of Director Chambers, Graham, Hentges and VanOort were awarded options for 18,750 shares of common stock at $3.75 per share vesting 1/4th on the date of the grant, March 1, 2016, and 1/4th on each of March 1, 2017, 2018 and 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT, AND RELATED STOCKHOLDERS MATTERS.

The following table sets forth information relating to the beneficial ownership of the Company’s common stock by those persons beneficially holding more than 5% of the Company’s common stock, by the Company’s directors and executive officers, and by all of the Company’s directors and executive officers as a group as of December 31, 2016. In computing the number of shares owned by a person and the percentage ownership of that person in the table below, securities that are currently convertible or exercisable into shares of our common stock, or convertible or exercisable into shares of our common stock within 60 days of the date hereof are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to the following table, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name.

Shareholder[a]	Beneficial Ownership[b]	Percent of Class[c]
Frank E. Celli[1]	2,323,286	25.09%
Robert A. Joyce[2]	345,060	4.17%
Brian C. Essman[3]	27,500	0.33%
William Kratzer[4]	14,167	0.17%
Harriet Hentges[5]	9,375	0.11%
Robert A. Graham[6]	809,252	9.82%
James D. Chambers[7]	1,114,273	13.15%
Douglas M. VanOort[8]	900,004	10.85%
Officers and Directors as a Group (8 persons)[9]	4,652,288	48.37%

Other 5% or Greater Shareholders:
John P. Glauda	974,840	11.85%
Robert Gower	899,595	10.93%
Conundrum Capital Partners LLC[10]	890,629	10.75%
Vincent Paolino[11]	875,613	9.78%
Chun I. Koh[12]	816,941	9.83%
Penn Venture Partners, L.P.	799,877	9.72%

[a]	The address for all officers, directors and beneficial owners is 80 Red Schoolhouse Road, Suite 101, Chestnut Ridge, NY 10977.

[b]	The Series A convertible debt beneficially held by Messrs. Celli, Joyce, Chambers, VanOort, Koh and Conundrum Capital Partners LLC (“CCP”) is convertible at the lower of $3.75 per share or several other amounts that are the result of a future event. For purposes of this table, the conversion rate of $3.75 has been utilized, as it is available to the holders as of December 31, 2016. The Series B convertible debt beneficially held by Messrs. Paolino and Chambers is convertible at the lower of $2.75 per share or several other amounts that are the result of a future event. For purposes of this table, the conversion rate of $2.75 has been utilized, as it is available to the holders as of December 31, 2016. Warrants, if any, related to the aforementioned convertible debt have also been assumed exercised for purposes of this table. Options and restricted stock units, to the extent that they are vested or will be vested within 60 days of this table, are also considered exercised.

[c]	Based upon 8,229,712 shares of common stock outstanding as of December 31, 2016, as adjusted for the conversion of debt and the exercise of warrants, options and restricted stock units, if any, for the individual or entity identified.

[1]	Shares include 506,667 resulting from the conversion of debt, 506,667 resulting from the exercise of warrants and 16,667 vested restricted stock units.

[2]	Shares include 13,333 resulting from the conversion of debt, 13,333 resulting from the exercise of warrants and 16,667 vested restricted stock units.

[3]	Shares include 27,500 vested restricted stock units.

[4]	Shares include 14,167 vested restricted stock units.

[5]	Shares include 9,375 resulting from the exercise of vested options.

[6]	Includes 799,877 shares held by Penn Venture Partners, L.P. over which Mr. Graham holds voting and dispositive power. The address for Penn Venture Partners, L.P. is 132 State Street, Harrisburg, Pennsylvania 17101. Shares also include 9,375 resulting from the exercise of vested options.

[7]	Shares include 32,451 shares held directly, 9,375 resulting from the exercise of vested options, 90,909 shares resulting from the conversion of debt and 90,909 resulting from the exercise of warrants. Shares also include those held by CCP over which Mr. Chambers holds shared voting and dispositive power, which are comprised of 837,296 shares held directly, 26,667 shares resulting from the conversion of debt and 26,666 resulting from the exercise of warrants . The address for CCP is 317 Eatons Landing Drive, Annapolis, Maryland 21401.

[8]	Includes 837,296 shares held by CCP over which Mr. VanOort holds shared voting and dispositive power. In addition, shares include 26,667 resulting from the conversion of debt and 26,666 resulting from the exercise of warrants by CCP. Shares also include 9,375 resulting from the exercise of vested options.

[9]	Includes shares and the result of conversions and exercises in notes (1) to (8), less the impact of CCP which is presented as an element of Mr. Chambers’ and Mr. VanOort’s holdings due to shared voting and dispositive power.

[10]	Shares include 26,667 resulting from the conversion of debt and 26,666 resulting from the exercise of warrants.

[11]	Shares include 363,636 shares resulting from the conversion of debt and 363,636 resulting from the exercise of warrants.

[12]	Shares include 80,000 resulting from the conversion of debt held by Bio Hitech International, Inc. over which Mr. Koh has control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

BioHitech Realty LLC

BioHiTech currently rents its corporate headquarters, and since 2015, its warehousing space from BioHitech Realty LLC, a company partially owned by Frank E. Celli, our Chief Executive Officer and Chairman, and Michael Franco, a Shareholder. The lease, which expired on October 31, 2014, was replaced by new leases executed in July 2015, which expire in 2020, with a renewal option for an additional five-year period. Rent expense under the leases for the years ended December 31, 2015 and 2014 amounted to $95,430 and $67,225, respectively.

BioHiTech International

The Company has an Exclusive License and Distribution Agreement (the “License Agreement”) with BioHiTech International (“BHT-I”) (a company owned by Chun-Il Koh, a Company stockholder) Chun-Il Koh, Joyce Taeya Koh and Bong Soon Hwang.  The License Agreement, originally executed on May 2, 2007 and as amended most recently on August 30, 2013, provides the Company exclusive rights to sell, lease, use, distribute and manufacture the Eco-Safe Digester products through December 31, 2023 (unless extended by mutual agreement), including:

•	The exclusive right and license to sell, lease, license, import, distribute, market, advertise and the Eco-Safe Digester products on a worldwide basis; and
•	The exclusive right of first refusal and license to manufacture or to have manufactured all products related to the Eco-Safe Digester, after the existing inventory of BHT-I has been exhausted; and
•	The exclusive worldwide right to have made, use, off to sell, sell and import products, systems, methods and accessories covered by BHT-I patents, trademarks and service marks; and
•	The exclusive worldwide right and license to have manufactured, sell, lease, license, import, distribute, market, advertise and otherwise promote any future new related technologies developed by BHT-I.

Acquisition of digesters and parts, as well as expenses under the distribution agreement amounted $878,439 and $833,819 for the years ended December 31, 2016 and 2015, respectively.

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

December 31, 2016	$168,354	Marcum, LLP
December 31, 2015	$155,000	Marcum, LLP
December 31, 2015	$7,500	Weinberg & Baer, LLC

Audit Related Fees The aggregate fees in each of the last two years for the assurance and related services provided by the principal accountant that are not reasonably related to the performance of the audit or review of the Company’s financial statements, and are not reported in paragraph (1) were approximately:

December 31, 2016	$3,348	Marcum, LLP
December 31, 2015	$218,000	Marcum, LLP
December 31, 2015	$-	Weinberg & Baer, LLC

We incurred these fees in connection with registration statements in 2015 and financing transactions in 2016 and 2015.

Tax Fees The aggregate fees in each of the last two years for the professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately:

December 31, 2016	$-	Marcum, LLP
December 31, 2015	$-	Marcum, LLP
December 31, 2015	$-	Weinberg & Baer, LLC

All Other Fees The aggregate fees in each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraph (1), (2) and (3) were approximately:

December 31, 2016	$-	Marcum, LLP
December 31, 2015	$-	Marcum, LLP
December 31, 2015	$-	Weinberg & Baer, LLC

PART IV

ITEM 15 . EXHIBITS

Number	Description
2.1	Agreement of Merger and Plan of Reorganization between Swift Start Corp., BioHiTech Global, Inc. and Bio Hi Tech America, LLC, dated August 6, 2015 (1)

3.1	Amended and Restated Certificate of Incorporation of BioHiTech Global, Inc. (1)

3.2	By-laws (2)

3.3	Certificate of Formation of Bio Hi Tech America, LLC (1)

3.4	Amended and Restated Operating Agreement of Bio Hi Tech America, LLC (1)

4.1	2015 Equity Incentive Plan (3)

14.1	Code of Ethics

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

(1)	Previously filed on the Current Report on Form 8-K filed on August 11, 2015.
(2)	Previously filed as Exhibit 3.2 of the Registration Statement on Form S-1 filed on November 7, 2013.
(3)	Previously filed as Exhibit 4.1 on the Annual Report on Form 10-K filed on March 29, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2017

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

March 29, 2017
/s/ Frank E. Celli
Name: Frank E. Celli
Title: Chairman, Chief Executive Officer
(Principal Executive Officer)

March 29, 2017	/s/ Brian C. Essman
Name: Brian C. Essman
Title: Chief Financial Officer and Treasurer (Principal Financial Officer)

March 29, 2017	/s/ James D. Chambers
Name: James D. Chambers
Title: Director

March 29, 2017	/s/ Anthony Fuller
Name: Anthony Fuller
Title: Director

March 29, 2017	/s/ Robert A. Graham
Name: Robert A. Graham
Title: Director

March 29, 2017	/s/ Harriet Hentges
Name: Harriet Hentges
Title: Director

March 29, 2017	/s/ Douglas M. VanOort
Name: Douglas M. VanOort
Title: Director

BioHiTech Global, Inc. and Subsidiaries
Index to Consolidated Financial Statements

F - 1

BioHiTech Global, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2016	2015
Revenue
Rental, service and parts	$1,371,087	$1,023,385
Equipment sales	872,379	415,616
Other	-	74,980
Total revenue	2,243,466	1,513,981
Cost of revenue
Rental, service and parts	1,084,251	969,518
Equipment sales	585,673	320,863
Other	-	35,428
Total Cost of revenue	1,669,924	1,325,809
Gross profit	573,542	188,172
Operating expenses
Selling, general and administrative	4,222,152	2,902,465
Research and development	899,400	703,255
Professional fees	1,263,183	1,167,829
Gain on sale of QTags	-	(191,805)
Goodwill impairment	-	10,482
Depreciation and amortization	113,474	141,592
Total operating expenses	6,498,209	4,733,818
Loss from operations	(5,924,667)	(4,545,646)
Other expense (income)
Interest income	-	(8,152)
Interest expense	820,719	465,420
Change in fair value of warrant liability	-	(1,462)
Total other expense	820,719	455,806
Net loss	(6,745,386)	(5,001,452)
Other comprehensive income (loss)
Foreign currency translation adjustment	16,720	(7,801)
Comprehensive loss	$(6,728,666)	$(5,009,253)

Net loss per share - basic and diluted	$(0.82)	$(0.68)
Weighted average number of common shares outstanding - basic and diluted	8,229,712	7,316,250

See accompanying notes to consolidated financial statements.

F - 2

BioHiTech Global, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2016	2015
Assets
Current Assets
Cash	$325,987	$39,195
Accounts and note receivable, net	140,130	316,299
Inventory	706,017	274,304
Prepaid expenses and other current assets	21,865	67,136
Total Current Assets	1,193,999	696,934
Equipment on operating leases, net	1,023,404	844,494
Equipment, fixtures and vehicles, net	54,356	61,688
Intangible assets, net	267,042	365,038
Other assets	13,500	51,600
Total Assets	$2,552,301	$2,019,754

Liabilities and Stockholders' Deficit
Current Liabilities:
Line of credit	$2,463,736	$2,488,753
Accounts payable	1,197,277	1,222,167
Accrued interest payable	411,917	287,888
Accrued expenses	522,727	548,522
Deferred revenue	61,879	48,103
Notes payable	100,000	100,000
Notes payable - related party	275,000	300,000
Advance from related party	1,213,027	710,000
Customer deposits	36,131	29,657
Long-term debt, current portion	8,525	8,260
Total Current Liabilities	6,290,219	5,743,350
Promissory note - related party	2,500,000	1,710,000
Long term accrued interest	253,000	-
Unsecured subordinated convertible notes, including related parties of $3,800,000, net of deferred financing costs of $118,866	4,956,134	-
Long-term debt, net of current portion	11,048	19,573
Total Liabilities	14,010,401	7,472,923
Commitments and Contingencies
Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value, 20,000,000 shares authorized; 8,229,712 shares issued and outstanding as of December 31, 2016 and 2015	823	823
Additional paid in capital	9,604,324	8,880,589
Accumulated deficit	(21,072,166)	(14,326,780)
Accumulated other comprehensive gain (loss)	8,919	(7,801)
Total Stockholders' Deficit	(11,458,100)	(5,453,169)
Total Liabilities and Stockholders' Deficit	$2,552,301	$2,019,754

See accompanying notes to consolidated financial statements.

F - 3

BioHiTech Global, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss:	$(6,745,386)	$(5,001,452)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	457,102	360,268
Provision for bad debts	93,406	39,247
Stock based employee compensation	674,782	-
Fees paid in stock	48,953	175,000
Fees paid in convertible notes	125,000	-
Interest resulting from amortization of financing costs	77,007	-
Gain on sale of QTags	-	(191,805)
Impairment expense	-	10,482
Website write-down	-	4,273
Change in fair value of warrant liability	-	(1,462)
Changes in operating assets and liabilities	87,736	1,435,022
Net cash used in operations	(5,181,400)	(3,170,427)

Cash flow from investing activities:
Proceeds from sale of QTags	-	75,000
Cash acquired from Swift Start	-	18
Purchases of equipment, fixtures and vehicles	(8,146)	(18,320)
Net cash (used in) provided by investing activities	(8,146)	56,698

Cash flows from financing activities:
Net change in line of credit	(25,017)	33,040
Proceeds from promissory notes	-	700,000
Proceeds from convertible notes	1,150,000	-
Convertible notes deferred financing costs	(195,873)	-
Proceeds from long-term debt	-	25,080
Repayments of long-term debt	(8,259)	(7,602)
Related party:
Net increases of advances	503,027	1,165,000
Proceeds from promissory notes	701,973	1,205,000
Repayments of promissory notes	(200,000)	-
Proceeds from convertible notes	3,500,000	-
Net cash provided by financing activities	5,425,851	3,120,518
Effect of exchange rate on cash	50,487	(7,801)
Net change in cash	286,792	(1,012)
Cash - beginning of period	39,195	40,207
Cash - end of period	$325,987	$39,195

Note 18 includes supplemental cash flow information, non-cash investing and financing activities and changes in operating assets and liabilities.

See accompanying notes to consolidated financial statements.

F - 4

BioHiTech Global, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Deficit

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at January 1, 2015	6,975,000	$698	$6,176,865		$(9,325,328)	$(3,147,765)

Issuance of warrants in connection with investment advisory agreement	-	-	139,359			139,359

Reverse business combination with Swift Start	525,000	52	10,448			10,500

Conversion of promissory notes	442,735	44	1,549,528			1,549,572

Conversion of senior promissory notes	236,977	24	829,394			829,418

Share-based professional services compensation	50,000	5	174,995			175,000

Foreign currency translation adjustment				$(7,801)		(7,801)

Net loss					(5,001,452)	(5,001,452)
Balance at December 31, 2015	8,229,712	823	8,880,589	(7,801)	(14,326,780)	(5,453,169)

Share-based employee and director compensation	-	-	674,782			674,782

Share-based professional services compensation	-	-	48,953			48,953

Foreign currency translation adjustment				16,720		16,720

Net loss					(6,745,386)	(6,745,386)
Balance at December 31, 2016	8,229,712	$823	$9,604,324	$8,919	$(21,072,166)	$(11,458,100)

See accompanying notes to consolidated financial statements.

F - 5

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015

Note 1. Basis of Presentation and Going Concern

Nature of Operations -BioHiTech Global, Inc. (the “Company” or “BioHiTech”) through its wholly-owned subsidiaries, BioHiTech America, LLC, BioHiTech Europe Limited and E.N.A. Renewables LLC (formerly Entsorga North America, LLC), (collectively “subsidiaries”) offers its customers cost-effective and technologically innovative advancements integrating technological, biological and mechanical engineering solutions for the control, reduction and / or reuse of organic and municipal waste.

Basis of Presentation - The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany transactions have been eliminated in consolidation. Under ASC 280, Segment Reporting, the Company reports as a single segment company.

On January 20, 2016 the Company formed a wholly owned subsidiary, Entsorga North America, LLC (“ENA”). On February 29, 2016, through an amended limited liability agreement, ENA became a 31% equity owner of Apple Valley Waste Conversions, LLC (“AVWC”); an entity that has not previously had any business activities, which is also 20.9% owned by the Chief Executive Officer of the Company, resulting in a combined 51.9% controlling interest by the Company. Additionally, effective March 1, 2016, Entsorgafin, S.p.A., an Italian company with intellectual property rights related to large scale mechanical biological treatment (“MBT”) of municipal or regional waste, granted rights to the MBT intellectual property to AVWC for distribution throughout 11 north and mid-Atlantic eastern states. Entsorgafin S.p.A. through a subsidiary, owns 6.2% of AVWC.

The accounts of business acquisitions are included in the consolidated financial statements from the dates of acquisition.

Reclassifications to certain prior period amounts have been made to conform to current period presentation. These reclassifications have no effect on previously reported net loss.

Going Concern - For the year ended December 31, 2016, the Company had a net loss of $6,745,386, incurred a consolidated loss from operations of $5,924,667 and used net cash in consolidated operating activities of $5,181,400. At December 31, 2016, consolidated stockholders’ deficit amounted to $11,458,100 and the Company had a consolidated working capital deficit of $5,096,220. The Company does not yet have a history of financial stability. Historically the principal source of liquidity has been the issuance of debt and equity securities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management's further implementation of the Company’s on-going and strategic plans, which include continuing to raise funds through debt and/or equity raises. Should the Company be unable to raise adequate funds, certain aspects of the on-going and strategic plans may require modification.

The Company is presently in the process of raising additional non-registered convertible debt and capital for general operations, as well as for investment in several strategic initiatives. There is no assurance that the Company will be able to raise sufficient debt or capital to sustain operations or to pursue other strategic initiatives.

Note 2. Summary of Significant Accounting Policies

Use of Estimates — The preparation of consolidated financial statements, in conformity with GAAP requires the extensive use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. Estimates are used when accounting for items and matters including, but not limited to, allowance for uncollectible accounts receivable, obsolete, slow moving and excess inventory, asset valuations, including goodwill and intangibles, and useful lives, employee benefits, taxes and other provisions and contingencies.

F - 6

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015

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

The Company pays Value Added Tax (“VAT”) or similar taxes (“input VAT”) within the normal course of its business in in the United Kingdom on merchandise and/or services it acquires. The Company also collects VAT or similar taxes on behalf of the government (“output VAT”) for merchandise and/or services it sells. If the output VAT exceeds the input VAT, then the difference is remitted to the government, usually on a monthly basis. If the input VAT exceeds the output VAT, this creates a VAT receivable. The Company either requests a refund of this VAT receivable or applies the balance to expected future VAT payables.

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

Lease Revenue Recognition — The Company recognizes revenue from the rental of the digester units ratably on a monthly basis over the term of the lease, as it has determined that the rental agreements entered into in connection with its Eco Safe Digester units qualify as operating leases, for which the Company is the operating lessor. In order to determine lease classification as operating, the Company evaluates the terms of the rental agreement to determine if the lease includes any of the following provisions which would indicate sales type lease treatment:

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

F - 7

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015

Accounts and Notes Receivable, net — Receivables and notes are stated net of allowances for doubtful accounts and primarily include trade receivables, notes receivable and miscellaneous receivables. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and the Company’s historical collection experience.

Inventory — Inventory include parts, assemblies and finished equipment, which are stated at the lower of cost, based on the First-In, First-Out (FIFO) or specific identification methods or market, net of excess and slow moving reserves. Provisions for excess and obsolete inventories are made at differing rates, utilizing historical data and current economic trends, based upon the age and type of the inventory.

Equipment, Fixtures and Vehicles, Including Equipment Leased to Others — Equipment, fixtures and vehicles, including equipment leased to others, is stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, as follows:

Years
Equipment leased to others	5 - 7
Computer software and hardware	3 - 5
Vehicles	5
Furniture and fixtures	7 - 15

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

Goodwill — Goodwill is reviewed for impairment annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. The Company may perform a qualitative and quantitative assessments to determine if it is more likely than not that the fair value is less than its carrying amount..

In performing qualitative analysis, the Company considers various factors, including the excess of prior year estimates of fair value compared to carrying value, the effect of market or industry changes and the actual results compared to projected results. Based on this qualitative analysis, if management determines that it is more likely than not that the fair value of the reporting unit is greater than its carrying value, no further impairment testing is performed. In performing quantitative analysis, the Company considers comparable market valuations and expected future discounted cash flows to be generated. If the carrying value exceeds the fair value, the Company performs an additional fair value measurement calculation to determine the impairment loss, which is charged to operations in the period identified.

Amortization — Certain costs to acquire and develop computer software are capitalized and amortized over their estimated useful life using the straight-line method, up to a maximum of five years. Other intangible assets, except for those intangible assets with indefinite lives, are recognized separately from goodwill and are amortized over their estimated useful lives.

Shipping Costs — Shipping and handling charges are recorded gross in both the revenue and in cost of revenue and amounted to $45,973 and $35,341 for the years ended December 31, 2016 and 2015, respectively.

Advertising — The Company expenses advertising costs as incurred. Advertising expense amounted to $61,489 and $22,218 for the years ended December 31, 2016 and 2015, respectively.

F - 8

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015

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

The Company had no financial instruments measured at fair value on a recurring basis as of December 31, 2016 and 2015. During 2015, a warrant was issued with a fair value of $139,359 on the date of the issuance and the fair value was reclassified to additional paid in capital.

A goodwill impairment amount of $10,482 is included in operating expenses in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2015. This level 3 measurement was based on unobservable inputs (which reflect the Company’s internal market assumptions) that are supported by little or no market activity and are significant to the fair value measurement.

Deferred Financing Costs - Deferred financing costs relating to issued debt are included as a reduction to the applicable debt and amortized as interest expense over the term of the related debt instruments.

Financial Instruments, Convertible Instruments, Warrants and Derivatives - The Company reviews its convertible instruments for the existence of embedded conversion features that may require bifurcation. If certain criteria are met, the bifurcated derivative financial instrument is required to be recorded at fair value and adjusted to market at each reporting period end date. The Company also reviews and re-assesses, at each reporting date, any common stock purchase warrants and other freestanding derivative financial instruments and classifies them on the consolidated balance sheet as equity, assets or liabilities based upon the nature of the instruments.

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

F - 9

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015

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

Costs equal to these fair values are recognized as expense ratably over the requisite service period based on the number of awards that are expected to vest, or in the period of the grant for awards that vest immediately and have no future service condition. For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited. The expense resulting from share-based payments is recorded in the accompanying consolidated statements of operations based upon the classification of the underlying employees or service providers with a corresponding increase to additional paid in capital.

Subsequent modifications to outstanding awards result in incremental cost if the fair value is increased as a result of the modification. Thus, a value-for-value stock option repricing or exchange of awards in conjunction with an equity restructuring does not result in additional compensation cost.

Loss per Share – The Company computes basic loss per share using the weighted-average number of shares of common stock outstanding and diluted loss per share, while the diluted loss per share also includes the effects of dilutive instruments using the “treasury method.”

The Company’s potential dilutive instruments include options, convertible debt and warrants. These instruments have not been considered in the calculation of diluted loss per share as they are anti-dilutive for the reported periods.

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

F - 10

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015

The Merger was accounted for as a reverse business combination. Under this method of accounting, the Company was treated as the acquiring company for financial reporting purposes. The net liabilities of Swift Start are stated at fair value, while the assets and liabilities of the Company are recognized at their historical basis. Pursuant to the reverse business combination, the Company has restated its consolidated statements of stockholders’ deficiency on a recapitalization basis, so that all accounts are now presented as if the reverse business combination had occurred at the beginning of the earliest period presented. The operating results for Swift Start are included in the consolidated financial statements from the effective date of the reverse business combination of August 6, 2015 and do not have a material impact on the financial statements. The $10,500 of net assets and fair value of Swift Start were immaterial as of the merger and in addition to recognizing $18 of cash acquired, $10,482 was initially recognized as goodwill based upon historical stock acquisition prices of Swift Start. As part of management’s evaluation of goodwill as of December 31, 2015, it was determined that the goodwill did not have a continuing value to the Company and it was written off as an impairment charge. Supplemental pro forma information has not been presented because the effect of the acquisition was deminimus to the Company’s consolidated financial results.

Sale of QTags Operations - On May 29, 2015, the Company consummated the sale of its QTags operations to CBI Mobile (Bahamas) Ltd. (“CBI Mobile”) for an aggregate sales price of $290,000 plus certain accounts receivable, less certain deferred revenue. CBI Mobile also acquired the developed technology, customer and client contracts and customer lists associated with QTags. CBI Mobile paid the Company $75,000 cash at closing and the balance of $215,000 in the form of a promissory note (“Secured Promissory Note”). The Secured Promissory Note originally bore interest at 9.5% per annum and had a maturity of May 29, 2016. CBI Mobile defaulted on the Secured Promissory Note and subsequently entered into a forbearance agreement extending the maturity date to November 29, 2016, increasing the interest rate to 15%, and requiring monthly principal repayments. As of December 31, 2016, CBI Mobile was in default of the forbearance agreement. As of December 31, 2016 and 2015, the balance outstanding on the Secured Promissory Note, which amounted to $52,043 and $110,011, respectively, has been included as a component of Accounts and Note Receivable and has been considered by the Company in establishing its allowance for doubtful accounts.

Note 4. Accounts and Note Receivable, net

Accounts and note receivable consists of the following:

	December 31,
	2016	2015
Accounts receivable	$206,219	$271,862
Note receivable (Note 3)	52,043	110,011
Less: allowance for doubtful accounts and note receivable	(118,132)	(65,574)
	$140,130	$316,299

Allowance for doubtful accounts activities are as follows:

	Year Ended December 31,
	2016	2015
Balance at beginning of year	$65,574	$72,179
Provision for doubtful accounts	93,406	39,247
Amounts written off	(40,848)	(45,852)
Balance at end of year	$118,132	$65,574

F - 11

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015

Note 5. Inventory

Inventory, comprised of finished goods and parts or assemblies, consist of the following:

	December 31,
	2016	2015
Equipment	$191,240	$194,791
Parts and assemblies	514,777	79,513
	$706,017	$274,304

Note 6. Equipment on Operating Leases, net

Equipment on operating leases consist of the following:

	December 31,
	2016	2015
Leased equipment	$1,870,569	$1,601,005
Less: accumulated depreciation	(847,165)	(756,511)
	$1,023,404	$844,494

During the years ended December 31, 2016 and 2015, depreciation expense included in cost of revenue, amounted to $343,628 and $218,676, respectively.

The Company is a lessor of Eco Safe digester units under non-cancellable operating lease agreements expiring through December 2021. During the years ended December 31, 2016 and 2015, revenue under the agreements, which is included in rental, service and parts revenue, amounted to $697,965 and $504,950, respectively.

The minimum future estimated contractual payments to be received under these leases as of December 31, 2016 is as follows:

Year Ending December 31,
2017	$693,361
2018	557,107
2019	391,611
2020	243,483
2021 and thereafter	77,362
Total minimum lease income	$1,962,924

Note 7. Equipment, Fixtures and Vehicles, net

Equipment, fixtures and vehicles consist of the following:

	December 31,
	2016	2015
Computer software and hardware	$93,543	$85,397
Furniture and fixtures	48,196	48,196
Vehicles	69,253	69,253
	210,992	202,846
Less: accumulated depreciation and amortization	(156,636)	(141,158)
	$54,356	$61,688

During the years ended December 31, 2016 and 2015, depreciation expense amounted to $15,478 and $24,290, respectively.

F - 12

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015

Note 8. Intangibles Assets, net

Intangible assets consist of the following:

	Useful Lives (Years)	Remaining Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2016:
Distribution agreements	10	2.8	$902,000	$(637,667)	$264,333
Website	3	0.3	23,388	(20,679)	2,709
Intangible assets, net			$925,388	$(658,346)	$267,042

December 31, 2015:
Distribution agreements	10	3.8	$902,000	$(547,467)	$354,533
Website	3	1.3	23,388	(12,883)	10,505
Intangible assets, net			$925,388	$(560,350)	$365,038

During the years ended December 31, 2016 and 2015, amortization expense, included in depreciation and amortization of operating expenses, amounted to $97,996 and $117,302, respectively.

At December 31, 2016, future annual estimated amortization expense is summarized as follows:

Year Ending December 31,
2017	92,909
2018	90,200
2019	43,533
2020	20,200
2021	20,200
Total	$267,042

Note 9. Risk Concentrations

The Company operates as a single segment on a worldwide basis though its subsidiaries, resellers and independent sales agents. Gross revenues and net non-current tangible assets on a domestic and international basis is as follows:

	United States	International	Total
2016:
Revenue, for the year ended December 31, 2016	$1,681,490	$561,976	$2,243,466
Non-current tangible assets, as of December 31, 2016	1,019,664	71,596	1,091,260

2015:
Revenue, for the year ended December 31,2015	$1,398,640	$115,341	$1,513,981
Non-current tangible assets, as of December 31, 2015	940,336	17,446	957,782

Credit risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.

F - 13

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institutions. At times, the Company’s cash may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) in the USA and the Financial Conduct Authority (“FCA”) in the UK insurance limits. During the years ended December 31, 2016 and 2015, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Major customers - During the year ended December 31, 2016, no customers represented at least 10% of revenues. During the year ended December 31, 2015, two customers accounted for at least 10% of revenues, each accounting for 13% of revenues.

As of December 31, 2016 two customers represented at least 10% of accounts receivable, accounting for 22% and 10% of accounts receivable. As of December 31, 2015 four customers represented at least 10% of accounts receivable, accounting for 17%, 15%, 11% and 10% of accounts receivable.

Vendor concentration - During the year ended December 31, 2016, two vendors represented at least 10% of costs of revenue, each accounting for 32% (BioHiTech International, a 10% shareholder and another 1.9% shareholder) of the combined cost of revenues and change in inventory. During the year ended December 31, 2015, two vendors represented at least 10% of cost of revenues, accounting for 63% (BioHiTech International, a related party) and 11% of cost of revenues.

As of December 31, 2016, two vendors represented at least 10% of accounts payable, accounting for 32% (a 1.9% shareholder) and 21% of accounts payable. As of December 31, 2015, two vendors represented at least 10% of accounts payable, accounting for 37% (BioHiTech International, a related party) and 12% of accounts payable, respectively.

Note 10. Related Party Transactions

Related parties include Directors, Senior Management Officers, and shareholders, plus their immediate family, who own a 5% or greater ownership interest at the time of a transaction. The table below presents direct related party assets and liabilities and other transactions or conditions as of or during the periods indicated.

		December 31,
		2016	2015
Assets:
Intangible assets, net	(a)	$264,333	$354,533
Liabilities:
Accounts payable		85,374	470,490
Accrued interest payable		390,812	275,517
Long term accrued interest		187,667	-
Notes payable		275,000	300,000
Advance from related party	(b)	1,213,027	710,000
Promissory note - related parties	(c)	2,500,000	1,710,000
Series A - Unsecured subordinated convertible notes	(d)	2,250,000	-
Series B - Unsecured subordinated convertible notes	(e)	1,250,000	-
Series V - Unsecured subordinated convertible notes	(f)	300,000	-
Other:
Line of credit guarantee	(g)	2,463,736	2,488,753

F - 14

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015

The table below presents direct related party expenses or transactions for the periods indicated. Compensation and related costs for employees of the Company are excluded from the table below.

		Year Ended December 31
		2016	2015
S, G & A - Rent expense	(h)	$52,657	$67,225
Cost of revenues - Rent expense	(h)	42,773	-
S, G & A - Consulting expense	(a)	200,000	200,000
Interest expense		572,345	339,363
Cost of revenue, inventory or equipment on operating leases acquired	(a and i)	1,355,780	633,819

There were no revenues earned from related parties during the years ended December 31, 2016 and 2015.

(a)	Distribution Agreement - BioHiTech has an exclusive license and distribution agreement (the “License Agreement”) with BioHiTech International (“BHT-I”), a company owned by Chun-Il Koh, a BioHiTech shareholder and other unrelated parties. The License Agreement provides distribution rights to the Eco-Safe Digester through December 31, 2023 (unless extended by mutual agreement) and for annual payments to Mr. Koh in the amount of $200,000 for the term of the License Agreement and a 2.5% additional commission on all sales closed by Mr. Koh.

(b)	Advance from Related Party - The Company’s Chief Executive Officer has advanced the Company funds for operating and capital purposes. The advances bear interest at 13% and are unsecured and due on demand. There are no financial covenants related to this advance and there are no formal commitments to extend any further advances.

(c)	Promissory Note - Related Party - On June 25, 2014, the Company initially entered into a secured promissory note with the Company’s Chief Executive Officer in the aggregate amount of $1,000,000 (the “Promissory Note”). This note has been amended effective July 31, 2015 and January 1, 2016. The amended note provides for up to $2,500,000 in borrowings, an interest rate of 13% per annum, which is subject to prospective reduction to 10% upon the Company’s completion of raising $6,000,000 in connection with an offering of unsecured subordinated convertible notes and warrants and is due on the earlier of (a) a change of control, (b) an event of non-payment default, (c) the two-year anniversary of the Promissory Note, or (d) a Qualified Financing. For purposes of the Promissory Note, a Qualified Financing is defined as the first issuance of debt or equity by the Company through which the Company received gross proceeds of a minimum of $5,000,000 from one or more financial institutions or accredited investors. In connection with the January 1, 2016 amendment, $263,027 of accrued interest was added to the outstanding balance of the note.

(d)	Series A Unsecured Subordinated Convertible Notes and Warrants - In connection with the Company’s issuance of unsecured subordinated convertible notes and warrants in 2016, as further disclosed in Note 11, certain related parties participated in such offering.

(e)	Series B Unsecured Subordinated Convertible Notes and Warrants - In connection with the Company’s issuance of unsecured subordinated convertible notes and warrants in 2016, as further disclosed in Note 11, certain related parties participated in such offering.

(f)	Series V Unsecured Subordinated Convertible Notes – In connection with the Company’s issuance of unsecured subordinated convertible notes in 2016, as further disclosed in Note 11, BioHiTech International, see note a, above, exchanged $300,000 in accounts payable by the Company for a $300,000 note.

(g)	Line of Credit - Under the terms of the line of credit, several related parties have personally guaranteed the line and are contingently liable should the Company not meet its obligations under the line.

F - 15

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015

(h)	Facility Lease - The Company leases its corporate headquarters and warehouse space from BioHiTech Realty LLC, a company owned by two stockholders of the Company, one of whom is the Chief Executive Officer. The lease expires in 2020, with a renewal option for an additional five-year period. Minimum lease payments as of December 31, 2016 under these operating leases are:

Year Ending December 31,
2017	$97,066
2018	98,524
2019	100,003
2020	41,926
Total	$337,519

(i)	Inventory Acquisition – During 2016 the Company commenced acquiring certain sub-assemblies for final assembly by the Company from a company controlled by a 1.9% shareholder of BioHiTech.

Note 11. Line of Credit, Notes Payable, Advance, Promissory Note, Convertible Promissory Notes and Long Term Debt

Notes, lines, advances and long term debts are comprised of the following:

	December 31, 2016		December 31, 2015
	Total	Related Party	Total	Related Party
Line of credit	$2,463,736	$-	$2,488,753	$-
Unsecured subordinated convertible notes:			-	-
Series A	3,310,500	2,250,000	-	-
Series B	1,220,634	1,250,000	-	-
Series V	425,000	300,000	-	-
Promissory note - related party	2,500,000	2,500,000	1,710,000	1,710,000
Notes payable	375,000	275,000	400,000	300,000
Advances	1,213,027	1,213,027	710,000	710,000
Long term debt - other, current and long term portion	19,573	-	27,833	-

Line of Credit - The Company has a revolving line of credit with a bank which provides for aggregate borrowings of up to $2,500,000. The line of credit is due on demand and bears interest at the prime rate plus 0.5% (4.25% and 4.0% at December 31, 2016 and 2015, respectively), which is recorded as a component of interest expense. The line of credit is secured by the Company's assets, is personally guaranteed by certain stockholders of the Company and does not contain any financial covenants. The line of credit also provides for letters of credit aggregating $250,000. As of December 31, 2016, there were no letters of credit outstanding. During the years ended December 31, 2016 and 2015 the average balance outstanding under the line was $2,459,453 and $2,405,197, and the average interest rate was 4.02% and 3.77%,respectively.

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

F - 16

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015

Each Unit is comprised of a convertible promissory note and warrants to purchase shares of the Company’s common stock. Each note bears interest at the rate of 8% per annum and is due on the earlier of: (i) 24 months (February 10, 2018); (ii) the date the common stock is listed on The Nasdaq stock market or NYSE MKT; or (iii) a “Change of Control” of the Company, which is defined as a liquidation, dissolution, winding up, change in voting control or sale of all or substantially all of the Company’s assets. Each note sold is convertible into shares of Common Stock equal to the outstanding principal amount under the note, plus any accrued and unpaid interest, divided by a conversion price (the “Conversion Price”) equal to the lowest of: (i) the trading price on the date of the listing; (ii) the price per share paid by investors in a subsequent underwritten public offering in connection with the listing; (iii) the lowest price paid by investors in a subsequent offering of the Company’s securities, including the Series B offering; (iv) the per share price in a change of control transaction; or (v) $3.75 per share. Prior to maturity, an investor may elect, at its option and in its sole discretion, to convert all or a portion of the outstanding principal amount under the note, plus any accrued and unpaid interest, into shares of Common Stock at a conversion price equal to $3.75 per share.

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

As of December 31, 2016, the balance of the outstanding notes amounted to $3,400,000 and is presented net of unamortized deferred offering costs of $89,500, resulting from deferred offering costs of $165,230 less $75,730 of accumulated amortization. These costs are being amortized as a component of interest expenses over the original 24-month terms of the notes, unless there is an early maturity. During 2016 interest resulting from the amortization of deferred offering costs amounted to $75,730. Interest expense on the notes is due at the maturity of the notes and has been presented as a non-current liability.

Series B Unsecured Subordinated Convertible Promissory Notes – During 2016, the Company entered into a series of Securities Purchase Agreements (the “Purchase Agreement”) with certain accredited investors (the “Investors”), who were also shareholders of the Company, pursuant to which the Company agreed to sell and the Investors agreed to purchase in a private placement offering (the “Private Placement”) units (the “Units”) in the aggregate offering amount of $1,250,000.

Each Unit is comprised of a convertible promissory note and warrants to purchase shares of the Company’s common stock. Each note bears interest at the rate of 8% per annum and is due on the earlier of: (i) 24 months (November 18, 2018); (ii) the date the common stock is listed on The Nasdaq stock market or NYSE MKT; or (iii) a “Change of Control” of the Company, which is defined as a liquidation, dissolution, winding up, change in voting control or sale of all or substantially all of the Company’s assets. Each note sold is convertible into shares of Common Stock equal to the outstanding principal amount under the note, plus any accrued and unpaid interest, divided by a conversion price (the “Conversion Price”) equal to the lowest of: (i) the trading price on the date of the listing; (ii) the price per share paid by investors in a subsequent underwritten public offering in connection with the listing; (iii) the lowest price paid by investors in a subsequent offering of the Company’s securities; (iv) the per share price in a change of control transaction; or (v) $2.75 per share. Prior to maturity, an investor may elect, at its option and in its sole discretion, to convert all or a portion of the outstanding principal amount under the note, plus any accrued and unpaid interest, into shares of Common Stock at a conversion price equal to $2.75 per share.

The warrants are exercisable for a period of five years into shares of common stock equal to the number of shares of common stock into which the notes are convertible at an exercise price equal to 120% of the conversion price of the notes.

F - 17

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015

The embedded conversion feature and warrants issued in the transaction are not indexed to the Company’s common stock. However, the embedded conversion feature and warrants did not meet the definition of a derivative and therefore such conversion feature was not bifurcated from the underlying note payable and the warrants were not recorded as a derivative liability.

As of December 31, 2016, the balance of the outstanding notes amounted to $1,250,000 and is presented net of unamortized deferred offering costs of $29,366, resulting from deferred offering costs of $30,643 less $1,277 of accumulated amortization. These costs are being amortized as a component of interest expenses over the original 24-month terms of the notes, unless there is an early maturity. During 2016 interest resulting from the amortization of deferred offering costs amounted to $1,277. Interest expense on the notes is due at the maturity of the notes and has been presented as a non-current liability.

Series V Subordinated Convertible Promissory Note – During 2016, the Company entered into a series of convertible promissory notes. Each note bears interest at the rate of 8% per annum and is due on the earlier of: (i) 24 months (February 10, 2018); (ii) the date the common stock is listed on The Nasdaq stock market or NYSE MKT; or (iii) a “Change of Control” of the Company, which is defined as a liquidation, dissolution, winding up, change in voting control or sale of all or substantially all of the Company’s assets. Each note sold is convertible into shares of Common Stock equal to the outstanding principal amount under the note, plus any accrued and unpaid interest, divided by a conversion price (the “Conversion Price”) equal to the lowest of: (i) the trading price on the date of the listing; (ii) the price per share paid by investors in a subsequent underwritten public offering in connection with the listing; (iii) the lowest price paid by investors in a subsequent offering of the Registrant’s securities, including the Series B offering; (iv) the per share price in a change of control transaction; or (v) $3.75 per share. Prior to maturity, an investor may elect, at its option and in its sole discretion, to convert all or a portion of the outstanding principal amount under the note, plus any accrued and unpaid interest, into shares of common stock at a conversion price equal to $3.75 per share.

Notes Payable - During the year ended December 31, 2015, the Company entered into two unsecured promissory notes, which do not contain any financial covenants. As of December 31, 2016, the notes each have a remaining balance outstanding of $100,000 and $275,000 with interest at the rate of 10.0% and mature in July and September 2017, respectively.

Long Term Debt - Represents two loans collateralized by vehicles with interest ranging from 1.9% to 4.98%, each with amortizing principal payment requirements.

Maturities of Non-Current Promissory Note, Long Term Debt and Unsecured Subordinated Convertible Notes – as of December 31, 2016, excluding deferred finance costs, which are being amortized as interest expense, are as follow:

Year Ending December 31,	Amortizing	Non- Amortizing*	Total
2017	$8,525	$-	$8,525
2018	5,410	7,575,000	7,580,410
2019	5,200	-	5,200
2020	438	-	438
Total	$19,573	$7,575,000	$7,594,573

* Certain non-amortizing notes are subject to earlier maturities. The table above presents all non-amortizing notes at their time period maturity condition.

F - 18

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015

Senior Convertible Promissory Notes — During the year ended December 31, 2015, the Company entered into senior convertible promissory notes in the totaling $800,000 (the “Senior Convertible Promissory Notes”) with interest at 9% per annum, which is recorded as a component of interest expense. The Senior Convertible Promissory Notes were due on the earlier of the two-year anniversary of the respective Senior Convertible Promissory Notes or the consummation of a Qualified Financing. The holders were issued a five-year warrant to purchase equity interests of the Company valued at 10% of the dollar amount of the Senior Convertible Promissory Notes. If a Qualified Financing (the first issuance of equity by the Company through which the Company receives gross proceeds of a minimum of $5,000,000 from one or more financial institutions or accredited investors) occurs prior to the expiration date of such warrants, then the exercise price of the warrants will be equal to 120% of the Closing Price. If a Qualified Financing does not occur prior to the expiration date of the warrants, then the warrants will be deemed null and void and will expire worthless.

On October 27, 2015, all amounts outstanding under the Senior Convertible Promissory Notes, inclusive of $29,418 accrued interest, were converted into 236,977 shares of the Company’s common stock at a conversion price of $3.50 per share, which was mutually agreed to by the Company and the debt holders.

Convertible Promissory Notes — During the years ended December 31, 2015 and 2014, the Company entered into convertible promissory notes of $500,000 and $900,000, respectively, totaling $1,400,000 (the “Convertible Promissory Note”) with interest at 13% per annum, which is recorded as a component of interest expense. The Convertible Promissory Notes were due on the earlier of (a) a change of control (as defined in the Convertible Promissory Note), (b) an event of default (as defined in the Convertible Promissory Note), or (c) the two-year anniversary of the Convertible Promissory Note. In the event that there is a Qualified Financing (the first issuance of equity by the Company through which the Company receives gross proceeds of a minimum of $4,000,000 from one or more financial institutions or accredited investors.) prior to the repayment of the Convertible Promissory Notes, the Convertible Promissory Notes would automatically be converted into equity interests of the Company on terms no less favorable to the lenders than the terms provided to the investors in connection with the Qualified Financing.

On October 27, 2015, all amounts outstanding under the Convertible Promissory Notes, inclusive of accrued interest amounting to $149,572, were converted into 442,735 shares of the Company’s common stock at a conversion price of $3.50 per share, which was mutually agreed to by the Company the debt holders.

Interest Expense - All interest on the Company’s various debts are recognized as interest expense in the accompanying consolidated financial statements.

Note 12. Equity Transactions

The Company has had the following equity related transactions over the two years ended December 31, 2016:

Swift Start Reverse Merger – In connection with the reverse merger with Swift Start (See Note 3), the equity accounts of the Company have been retroactively conformed to the present capital structure. Prior to the Swift Start transaction, the capital section of the primary company was comprised of two-classes of membership in a limited liability company structure. All classes converted into common stock on equal terms.

Maxim Warrants - In connection with the issuance of the Series A Units described in Note 11, the Company agreed to issue warrants to Maxim Group LLC, the placement agent, that are exercisable into 10% of the total number of shares of common stock that the notes are convertible under the notes at an exercise price of $3.75 per share. The warrants expire 5 years from the date of issuance of the underlying notes.

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

F - 19

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015

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

Other Warrants - In connection with prior debt offerings that have been converted into equity, warrants expiring between May and July of 2020 representing an $80,000 purchase equity interest remain outstanding. The warrants allow the holders to acquire up to $80,000 of the Company’s common stock at a price of 120% of the closing price of the Company’s first issuance of equity in one, or a series of related transactions, through which the Company receives gross process of $5,000,000 or more from one or more financial institutions or “accredited investors”. Should the Company not consummate such an issuance of equity by the expiration of the warrants, the warrants shall never be exercisable.

Issuance of Restricted Stock in Connection with Investor Relations Services Agreement – During 2015, the Company entered into a one-year investor relations consulting agreement, which was not renewed in 2016. In addition to monthly cash fees, the Company issued 50,000 shares of fully vested restricted common stock at a per share price of $3.50, the price at which the promissory notes converted at on October 27, 2015.

Strategic Consulting Agreement – During 2016, the Company entered into a strategic consulting agreement for a twelve-month term, subject to a sixty-day termination option by either party, which was exercised by the Company resulting in a termination effective December 31, 2016. In addition to monthly cash fees, the agreement also included issuing Series V convertible debt in the amount of $25,000 per month. As of December 31, 2016, $125,000 of such Series V convertible debt was outstanding.

Shareholder Information and Marketing Agreement – During 2016, the Company entered into a service agreement for an initial three-month term, subject to a termination option after the initial 30-day period. In addition to monthly cash fees, the Company will issue 8,000 shares of restricted common stock that will vest over the three-month period. The accompanying financial statements reflect the vesting of such shares based upon the daily closing prices of the Company’s common stock.

Public Relations and Corporate Communications Agreement – During 2016, the Company entered into a service agreement for a twelve-month term. In addition to monthly cash fees, the Company will issue 15,000 shares of fully vested restricted common stock at a per share price of $2.40, which is reflected as an expense in the accompanying financial statements. The agreement also requires an additional 10,000 shares of fully vested restricted common stock be granted at the beginning of the second six-month period of the agreement, which will result in an expense at that time.

F - 20

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015

Note 13. Equity Incentive Plans

During 2015, the Company established the BioHiTech Global, Inc. 2015 Equity Incentive Plan, which is available to eligible employees, directors, consultants and advisors of the Company and its affiliates. The plan allows for the granting of incentive stock options, nonqualified stock options, reload options, stock appreciation rights, and restricted stock representing up to 750,000 shares. The Plan is administered by the board of directors. Effective March 1, 2016, the Company granted nonqualified options for 371,250 shares. Effective April 15, 2016, the Company granted 347,500 restricted stock units. As of December 31, 2016, there were 38,750 shares available under the Plan for future grants.

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

The options vest over four years. During the year ended December 31, 2016, compensation expense related to the stock options amounted to $245,635.

The weighted-average grant date fair value of options granted on March 1, 2016 was $520,210. Total unrecognized compensation expense related to unvested stock options at December 31, 2016 amounts to $263,895 and is expected to be recognized over a weighted average period of 2.1 years.

F - 21

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015

The following table summarizes the Company’s stock option activity for the year ended December 31, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2015	-	-	-	-
Granted	371,250	$3.75	9.17	-
Exercised	-	-	-	-
Forfeited or Canceled	(7,500)	3.75	-	-
Outstanding – December 31, 2016	363,750	$3.75	9.17	$-
Exercisable – December 31, 2016	90,418	$3.75	9.17	$-

The following table summarizes the Company’s stock option activity for non-vested options for the year ended December 31, 2016:

	Number of Options	Weighted Average Grant Date Fair Value
Balance at December 31, 2015	-
Granted	371,250	$3.75
Vested	(90,418)	(3.75)
Forfeited or Canceled	(7,500)	(3.75)
Balance at December 31, 2016	273,332	$3.75

Restricted Stock Units – On April 15, 2016, the Company granted 347,500 restricted stock units (“RSU”) to certain employees. 15,833 of the RSUs vested immediately and the remaining units vest over a three-year period, subject to continued service on each applicable vesting date. The RSUs have no voting or dividend rights. The fair value of the common stock on the date of the grant was $4.05 per share based upon the quoted closing price of the Company’s common stock on the grant date. The aggregate grant date fair value of the award amounts to $1,407,375 which will be recognized as compensation expense over the vesting period. As of December 31, 2016, the aggregate intrinsic value of the unvested RSUs, determined by multiplying the anticipated number of RSUs that will vest by the closing market price of the underlying common stock, was $746,251.

During the year ended December 31, 2016, compensation expense related to the RSUs amounted to $429,146.

Total unrecognized compensation expense related to the unvested RSUs at December 31, 2016 amounts to $978,229 and is expected to be recognized over a weighted average period of 2.16 years.

The following table summarizes the Company’s RSU activity for the year ended December 31, 2016:

Number of Shares
Unvested balance at December 31, 2015	-
Granted	347,500
Vested	(15,833)
Forfeited or Canceled	-
Unvested balance at December 31, 2016	331,667

F - 22

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015

Note 14. Income Taxes

The following table presents the components of income tax expense (benefit) from operations for the year ended December 31, 2016 and 2015.

	Year Ended December 31,
	2016	2015
US Federal:
Deferred	$(1,932,456)	$(1,055,914)
State and local:
Deferred	(681,025)	(215,098)
Non-US:
Deferred	(69,203)	-
Change in valuation allowance	2,682,684	1,271,012
Income tax provision	$-	$-

The following table presents a reconciliation of differences between the Federal statutory tax rate and the Company’s effective income tax rate for the year ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
U. S. Federal Statutory rate	(34.0)%	(34.0)%
Non-U.S. losses	0.6	1.0
Losses incurred before change in corporate tax status	-	14.3
Local taxes, net of benefit	(6.8)	(2.8)
Other	0.4	-
	(39.8)	(21.5)
Change in valuation allowance	39.8	21.5
Effective income tax rate	-%	-%

The following table presents the Company’s net deferred tax assets and valuation allowance as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Deferred tax assets:
Net operating losses - Federal	$2,341,288	$1,067,247
Net operating losses - State	691,582	217,765
Net operating losses - Non-US	69,203	-
Stock-based compensation - Federal	246,069	-
Stock-based compensation - State	77,440	-
Accrued liabilities - Federal	412,346	-
Accrued liabilities - State	129,768	-
	3,967,696	1,285,012
Deferred tax liabilities:
Property and equipment - Federal	(11,333)	(11,333)
Property and equipment - State	(2,667)	(2,667)
	(14,000)	(14,000)
Net deferred tax assets	3,953,696	1,271,012
Valuation allowance	(3,953,696)	(1,271,012)
Net deferred tax assets	$-	$-

F - 23

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015

The net operating loss carryovers may be subject to limitation under Internal Revenue Code Section 382 should there be greater than a 50% ownership change as determined under the regulations. At December 31, 2016, the Company had net operating loss carryforwards for federal, state and non-US income tax purposes of approximately $7,198,649. The federal net operating loss carryforwards will expire, if not utilized, beginning December 31, 2035. There were no net operating losses for federal corporate income tax purposes prior to the year ended December 31, 2015. US Federal income tax returns for the years ended December 31, 2015 and later are open for examination and audit.

Note 15. Commitments and Contingencies

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

Note 16. Employee 401(k) Savings Plan

During 2015 the Company established a defined contribution retirement savings plan qualified under Section 401(k) of the Internal Revenue Code, which became operative effective January 1, 2016. Under the plan, employees may contribute a percentage of eligible compensation on both a before-tax and after-tax basis. The Company may match a percentage of employee’s before-tax contributions, but is not required to do so, as the annual matching contributions are discretionary. No contributions have been made to the plan by the Company.

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

Year Ending December 31,
2017	119,480
2018	115,710
2019	100,003
2020	41,926
Total	$377,119

Total rent expense under all operating leases amounted to $128,903 and $105,925 for the years ended December 31, 2016 and 2015, respectively.

F - 24

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015

Note 18. Supplemental Consolidated Statement of Cash Flows Information

Changes in non-cash operating assets and liabilities, as well as other supplemental cash flow disclosures, are as follows:

	Year Ended December 31,
	2016	2015
Changes in operating assets and liabilities:
Accounts and note receivable	$79,743	$(62,225)
Inventory	(997,535)	(271,171)
Prepaid expenses and other assets	42,722	(47,602)
Accounts payable	281,787	953,087
Accrued interest payable	640,056	373,608
Accrued expenses	12,800	493,461
Deferred revenue	16,360	653
Customer deposits	11,803	(4,789)
Net change in operating assets and liabilities	$87,736	$1,435,022
Supplementary cash flow information:
Cash paid during the year for:
Interest	$106,251	$91,811
Income taxes	-	-
Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Transfer of inventory to leased equipment	$531,392	$233,900
Series V Notes issued in settlement of accounts payable with a related party	300,000	-
Accrued interest added to principle of promissory note - related party	263,027	-
Conversion of senior promissory notes and related accrued interest into common stock	-	829,418
Warrants issued in connection with advisory services	-	139,359
Goodwill recognized in connection with Swift Start acquisition	-	10,482
Advances to vendors applied to inventory	-	44,700
Conversion of promissory notes and related accrued interest into common stock	-	1,549,572
Conversion of advances from related party to promissory note	-	505,000

Note 19. Recent Accounting Pronouncements

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

F - 25

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015

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

F - 26

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015

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

Series B Unsecured Subordinated Convertible Promissory Notes – During January, February and March 2017, the Company closed on additional notes amounting to $625,000, including $500,000, with officers of the Company.

Promissory Note and Advances – Related Party – Effective February 1, 2017, The Company entered into a Fourth Amended and Restated Secured Promissory Note that increased the available balance from $2,500,000 to $4,500,000, and changed the maturity from January 1, 2018 to February 1, 2019. In connection with entering into the new note, previously unsecured advances amounting to $ 1,213,027 were added to the existing note.

Authorized Common Shares – On January 25, 2017, the Company’s Board of Directors approved to increase the authorized number of common shares, $0.0001 par, from 20,000,000 to 50,000,000. The increase was approved by a majority of the principle amount outstanding of Series Debt holders, as required by the terms of the Series Debt, and is subject to future approval by the shareholders of the Company.

2017 Executive Stock Incentive Plan – On January 25, 2017, the Company’s Board of Directors approved the 2017 Executive Equity Incentive Plan, which provides for a range of grants of up to 1,000,000 shares, that is subject to future approval by the shareholders of the Company.

Entsorga West Virginia LLC (“EWV”) Investment – Effective January 1, 2017, the Company executed several agreements to acquire up to approximately a 40% interest in EWV from the original investors at their original purchase price of $60,000 for each 1% of interest in EWV. The agreement provides for a required investment of $1,034,028, representing a 17.2% interest, with the remaining 23.1% being at the option of the Company. The agreement was subject to the approval of the EWV bond trustee, which was granted on March 20, 2017. On March 21, 2017, the Company completed the required investment acquisition of $1,034,028 for a 17.2% interest, which will be recognized utilizing the equity method of accounting. The acquisition by the Company was funded by a short-term advance from the Company’s Chief Executive Officer.

F - 27

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015

EWV represents the first deployment of the Entsorga High Efficiency Biological Treatment (“HEBioT”) technology in the United States. Such deployment is currently underway in Martinsburg, WV.  EWV has its own intellectual property agreement with Entsorgafin S.p.A. that is not part of the agreement that Apple Valley Waste Conversions, LLC has with Entsorgafin S.p.A. The EWV plant has received its necessary permits and EWV has closed on its financing to construct the facility and held its groundbreaking ceremony in January 2016, is currently under construction and is expected to begin commercial operations in the second half of 2017. The facility will be able to accept up to 110,000 tons per year of municipal solid waste delivered from the surrounding areas. Its facility will consist of a 54,000-square foot industrial building located on approximately 12 acres of leased property.  The facility will include a plant which will be equipped with HEBioT technology and will ultimately be able to produce approximately 50,000 tons per year of EPA recognized renewable fuel. EWV and the facility are collateral to a financing through Tax Exempt Industrial Development Bonds issued by the West Virginia Economic Development Authority in the amount of $25,000,000. In addition to the debt financing, the EWV initial investors contributed approximately $6,000,000 in equity to the project.

New York MBT Facility Site Acquisition – On March 1, 2017 the Town Board of the Town of New Windsor, NY approved an agreement that provides for the Company to acquire approximately 12 acres of land at Stewart International Airport for purposes of development of a mechanical biological treatment (MBT) plant utilizing the Company’s Entsorga technology for $1,092,000, subject to certain conditions that must be satisfied before closing. The agreement also provides for monthly option payments amounting to $3,500 for the first twelve months, followed by monthly payments of $6,000 for the next twelve months, if needed, while conditions are met. The monthly option payments will be used to reduce the amount owed at closing. If the parties are unable to satisfy all conditions within 24 months the option payments will not be refunded. Formal execution of the agreement is subject to a public opposition period through March 31, 2017 that would require a specified number and population of voters to object to prevent its execution. The Company is not aware of any opposition satisfying the public opposition requirements that would prevent the agreement from being executed.

F - 28

BioHiTech Global, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders’

of BioHiTech Global, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of BioHiTech Global, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioHiTech Global, Inc. and Subsidiaries, as of December 31, 2016 and 2015, and the consolidated results of its operations and comprehensive loss and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 of the financial statements, the Company has incurred a substantial loss from operations and had negative cash flow from operations for the year ended December 31, 2016. Notwithstanding the foregoing, the Company has minimal availability for additional borrowings from its existing credit facilities, which could result in the Company not having sufficient liquidity or minimum cash levels to operate its business. These conditions among others raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Marcum llp
Marcum llp
Melville, NY
March 29, 2017

F - 29