Form 10-Q
period 2017-03-31
BIOHITECH GLOBAL, INC.
filed 2017-05-15
CIK 1590383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    ☒      No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 10, 2017
Common Stock, $0.0001 par value per share	8,337,712 shares

BioHiTech Global, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue
Rental, service and maintenance	$358,537	$305,862
Equipment sales	232,143	156,865
Total revenue	590,680	462,727
Cost of revenue
Rental, service and maintenance	258,939	243,801
Equipment sales	132,491	104,765
Total Cost of revenue	391,430	348,566
Gross profit	199,250	114,161
Operating expenses
Selling, general and administrative	1,064,629	1,028,649
Research and development	187,501	183,931
Professional fees	649,623	335,845
Depreciation and amortization	29,774	25,774
Total operating expenses	1,931,527	1,574,199
Loss from operations	(1,732,277)	(1,460,038)
Other (expense) income
Interest income	-	355
Interest expense	(296,256)	(149,159)
Total other expense	(296,256)	(148,804)
Net loss	(2,028,533)	(1,608,842)
Other comprehensive income (loss)
Foreign currency translation adjustment	(7,164)	7,906
Comprehensive loss	$(2,035,697)	$(1,600,936)

Net loss per share - basic and diluted	$(0.25)	$(0.20)
Weighted average number of common shares outstanding - basic and diluted	8,229,712	8,229,712

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current Assets
Cash	$320,776	$325,987
Accounts and note receivable, net	125,489	140,130
Inventory	439,869	706,017
Prepaid expenses and other current assets	63,724	21,865
Total Current Assets	949,858	1,193,999
Equipment on operating leases, net	1,150,227	1,023,404
Equipment, fixtures and vehicles, net	50,680	54,356
Intangible assets, net	242,542	267,042
Investment in Entsorga West Virginia, LLC	1,034,028	-
MBT facility development costs	36,512	-
Other assets	13,500	13,500
Total Assets	$3,477,347	$2,552,301
Liabilities and Stockholders' Deficit
Current Liabilities:
Line of credit	$2,463,736	$2,463,736
Accounts payable	1,262,708	1,197,277
Accrued interest payable	862,150	411,917
Accrued expenses	596,391	522,727
Warrant liability	105,188	-
Deferred revenue	84,038	61,879
Notes payable	100,000	100,000
Notes payable - related party	275,000	275,000
Unsecured subordinated convertible notes, including related parties of $2,550,000, net of deferred financing costs of $68,846	3,756,154	-
Convertible note, net of deferred financing cost of $8,000 and original issue discounts of $30,058	71,942	-
Advance from related party	463,027	1,213,027
Customer deposits	107,165	36,131
Long-term debt, current portion	7,993	8,525
Total Current Liabilities	10,155,492	6,290,219
Promissory note - related party	4,500,000	2,500,000
Long term accrued interest	48,485	253,000
Unsecured subordinated convertible notes, including related parties of 1,750,000, and $3,800,000, net of deferred financing costs of $25,536 and $118,866 as of March 31, 2017 and December 31, 2016, respectively	1,874,464	4,956,134
Long-term debt, net of current portion	9,473	11,048
Total Liabilities	16,587,914	14,010,401
Commitments and Contingencies
Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value, 20,000,000 shares authorized; 8,229,712 shares issued and outstanding as of March 31, 2017 and December 31, 2016	823	823
Additional paid in capital	9,987,554	9,604,324
Accumulated deficit	(23,100,699)	(21,072,166)
Accumulated other comprehensive gain	1,755	8,919
Total Stockholders' Deficit	(13,110,567)	(11,458,100)
Total Liabilities and Stockholders' Deficit	$3,477,347	$2,552,301

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss:	$(2,028,533)	$(1,608,842)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	104,354	92,286
Provision (recovery) - bad debts	22,962	(10,384)
Stock based employee compensation	88,025	138,390
Fees paid in stock	275,148	-
Fees to be paid in warrants	105,187	-
Interest resulting from amortization of financing costs	24,484	-
Changes in operating assets and liabilities	471,960	(187,969)
Net cash used in operations	(936,413)	(1,576,519)

Cash flow from investing activities:
Sale of used machinery and equipment	13,149	-
Investment in Entsorga West Virginia, LLC	(1,034,028)	-
Increase in MBT facility development costs	(36,512)	-
Purchases of equipment, fixtures and vehicles	(1,597)	(1,842)
Net cash (used in) provided by investing activities	(1,058,988)	(1,842)

Cash flows from financing activities:
Net change in line of credit	-	(25,017)
Proceeds from convertible notes with warrants and beneficial conversion feature	100,000	-
Proceeds from series convertible notes	150,000	250,000
Deferred financing costs incurred	(8,000)	(82,730)
Repayments of long-term debt	(2,107)	(2,042)
Related party:
Net increases (decreases) of advances	463,027	(710,000)
Proceeds from promissory notes	786,973	190,000
Repayments of promissory notes	-	(200,000)
Proceeds from convertible notes	500,000	2,250,000
Net cash provided by financing activities	1,989,893	1,670,211
Effect of exchange rate on cash	297	7,906
Net change in cash	(5,211)	99,756
Cash - beginning of period	325,987	39,195
Cash - end of period	$320,776	$138,951

Note 17 includes supplemental cash flow information, non-cash investing and financing activities and changes in operating assets and liabilities.

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at January 1, 2017	8,229,712	$823	$9,604,324	$8,919	$(21,072,166)	$(11,458,100)

Share-based employee and director compensation	-	-	88,025	-	-	88,025

Share-based professional services compensation	-	-	275,148	-	-	275,148

Warrants issued in connection with Vista debt	-	-	16,043	-	-	16,043

Beneficial conversion feature of Vista debt	-	-	4,014	-	-	4,014

Foreign currency translation adjustment	-	-	-	(7,164)	-	(7,164)

Net loss	-	-	-	-	(2,028,533)	(2,028,533)
Balance at March 31, 2017	8,229,712	$823	$9,987,554	$1,755	$(23,100,699)	$(13,110,567)

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016 and as of December 31, 2016 (Unaudited)

Note 1. Basis of Presentation and Going Concern

Nature of Operations -BioHiTech Global, Inc. (the “Company” or “BioHiTech”) through its wholly-owned subsidiaries, BioHiTech America, LLC, BioHiTech Europe Limited and E.N.A. Renewables LLC (formerly Entsorga North America, LLC) (collectively “subsidiaries”) offers its customers cost-effective and technologically innovative advancements integrating technological, biological and mechanical engineering solutions for the control, reduction and / or reuse of organic and municipal waste.

Basis of Presentation — The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management’s opinion, however, that the accompanying condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2016, which contains the audited financial statements and notes thereto, for the years ended December 31, 2016 and 2015 included within the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2017. The financial information as of December 31, 2016 presented hereto is derived from the audited consolidated financial statements presented in the Company’s audited consolidated financial statements for the year ended December 31, 2016. The interim results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any future interim periods.

Reclassifications to certain prior period amounts have been made to conform to current period presentation. These reclassifications have no effect on previously reported net loss.

Going Concern — For the three months ended March, 31, 2017, the Company had a net loss of $2,028,533, incurred a consolidated loss from operations of $1,732,277 and used net cash in consolidated operating activities of $936,413. For the year ended December 31, 2016, the Company had a net loss of $6,745,386, incurred a consolidated loss from operations of $5,924,667 and used net cash in consolidated operating activities of $5,181,400. At March 31, 2017, consolidated stockholders’ deficit amounted to $13,110,567 and the Company had a consolidated working capital deficit of $9,205,634. The Company does not yet have a history of financial stability. Historically the principal source of liquidity has been the issuance of debt and equity securities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is presently in the process of raising additional non-registered convertible debt and capital for general operations and for investment in several strategic initiatives, as well as commercial debt to support its leasing activities. There is no assurance that the Company will be able to raise sufficient debt or capital to sustain operations or to pursue other strategic initiatives.

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

For the Three Months Ended March 31, 2017 and 2016 and as of December 31, 2016 (Unaudited)

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

In connection with a professional services agreement, a warrant liability for an agreement to issue warrants that were not issued as of March 31, 2017 has been recognized with a fair value of $105,188 on March 31, 2017 based upon utilization of the Black–Scholes–Merton model utilizing a stock price of $2.954 on the date of the grant, an exercise price of $2.75, a standard deviation (volatility) of 31.43%, a risk free interest rate of 2.88% with a term of 5 years.

Equity Method Based Investments — The Company utilizes the equity method of accounting for investments in companies if the investment provides the ability to exercise significant influence, but no control, over operating and financial policies of the investee. The Company’s proportionate share of net income or loss is included in the Company’s consolidated operations as earning or loss from unconsolidated equity basis investments.

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

For the three months ended March 31, 2017 and 2016, the Company’s effective rate, before valuations, was 39.8% and 36.7%, respectively, and would have resulted in net deferred tax assets for federal and state tax purposes arising primarily from net operating losses; A full valuation allowance due to the level of uncertainty relative to the realization of the deferred tax assets has been provided resulting in an effective tax rate of 0.0%.

Loss per Share — The Company computes basic loss per share using the weighted-average number of shares of common stock outstanding and diluted loss per share, while the diluted loss per share also includes the effects of dilutive instruments using the “treasury method.”

The Company’s potential dilutive instruments include options, convertible debt and warrants. These instruments have not been considered in the calculation of diluted loss per share as they are anti-dilutive for the reported periods.

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016 and as of December 31, 2016 (Unaudited)

Note 3. Accounts and Note Receivable, net

Accounts and note receivable consists of the following:

	March 31,	December 31,
	2017	2016
Accounts receivable	$214,592	$206,219
Note receivable	52,043	52,043
Less: allowance for doubtful accounts and note receivable	(141,146)	(118,132)
	$125,489	$140,130

Note 4. Inventory

Inventory, comprised of finished goods and parts or assemblies, consist of the following:

	March 31,	December 31,
	2017	2016
Equipment	$141,428	$191,240
Parts and assemblies	298,441	514,777
	$439,869	$706,017

Note 5. Equipment on Operating Leases, net

Equipment on operating leases consist of the following:

	March 31,	December 31,
	2017	2016
Leased equipment	$2,069,243	$1,870,569
Less: accumulated depreciation	(919,016)	(847,165)
	$1,150,227	$1,023,404

During the three months ended March 31, 2017 and 2016, depreciation expense included in cost of revenue, amounted to $74,580 and $59,618, respectively.

The Company is a lessor of Eco Safe digester units under non-cancellable operating lease agreements expiring through February 2022. During the three months ended March 31, 2017 and 2016, revenue under the agreements, which is included in rental, service and maintenance revenue, amounted to $202,465 and $149,879, respectively.

The minimum future estimated contractual payments to be received under these leases as of March 31, 2017 is as follows:

Year Ending December 31,
2017 (remaining period)	$589,605
2018	652,621
2019	542,842
2020	358,782
2021 and thereafter	171,448
Total minimum lease income	$2,315,298

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016 and as of December 31, 2016 (Unaudited)

Note 6. Equipment, Fixtures and Vehicles, net

Equipment, fixtures and vehicles consist of the following:

	March 31,	December 31,
	2017	2016
Computer software and hardware	$95,141	$93,543
Furniture and fixtures	48,196	48,196
Vehicles	69,253	69,253
	212,590	210,992
Less: accumulated depreciation and amortization	(161,910)	(156,636)
	$50,680	$54,356

During the three months ended March 31, 2017 and 2016, depreciation expense amounted to $5,274 and $1,275, respectively.

Note 7. Investment in Entsorga West Virginia LLC (“EWV”)

Effective January 1, 2017, the Company executed several agreements to acquire up to approximately a 40% interest in EWV from the original investors at their original purchase price of $60,000 for each 1% of interest in EWV. The agreement provides for a required investment of $1,034,028, representing a 17.2% interest, with the remaining 23.1% being at the option of the Company. The agreement was subject to the approval of the EWV bond trustee, which was granted on March 20, 2017. On March 21, 2017, the Company completed the required investment acquisition of $1,034,028 for a 17.2% interest, which is recognized utilizing the equity method of accounting. The acquisition by the Company was funded by a short-term advance from the Company’s Chief Executive Officer.

Summarized financial information for EWV is as follows:

(unaudited)
December 31,
2016(a)
Current assets - cash	$4,240
Non-current assets:
Restricted cash	20,087,657
Facility under development and construction	8,776,505
Total Assets	$28,868,402
Current liabilities	$-
Non-current liabilities - Tax-exempt bonds, net of $1,616,131 of issuance costs	23,383,869
Membership equity	5,484,533
$28,868,402

(a)	The Company utilizes a three-month lag in reporting its share of equity income or loss in EWV and as that period is before the Company’s investment, no operating results have been presented.

EWV has financed the development and construction of the facility through $25,000,000 in Solid Waste Disposal Revenue Bonds issued by the West Virginia Economic Development Authority (the “Bonds”). In connection with the Bonds, each member has been required to pledge their membership interest in EWV to the Bond trustee as collateral of the Bonds.

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016 and as of December 31, 2016 (Unaudited)

Note 8. MBT Facility Development Costs

On March 1, 2017 the Town Counsel of New Windsor, NY approved, subject to a 30 day petition period during which certain voters could object, the sale of 12 acres of property to the Company for the development of a Mechanical Biological Treatment (“MBT”) facility. On April 3, 2017, the Town Clerk of New Windsor certified that there had not been any objections raised and the agreement was executed on April 10, 2017. The purchase price of the property is $1,092,000, subject to reduction for option payments made by the Company in the monthly amount of $3,500 for the first 12 months and $6,000 per month for the following 12 months, until the closing. The purchase of the property is contingent upon the Company obtaining: necessary permits to allow construction of a Mechanical Biological Treatment (“MBT”) facility; approvals from state and local authorities; financing for the construction of the MBT facility; contracts for offtake of Solid Recovered Fuel; and the satisfaction of the Company’s due diligence investigation of the property. The contract also contains customary representations warranties and covenants of the parties for like transactions.

As of March 31, 2017, the financial statements include costs related to the New Windsor, NY site, including those related to the land option payments, legal costs and survey costs of $14,000, $9,112 and $13,400, respectively.

Note 9. Intangibles Assets, net

Intangible assets consist of the following:

	Useful Lives (Years)	Remaining Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2017:
Distribution agreements	10	2.6	$902,000	$(660,218)	$241,782
Website	3	0.05	23,388	(22,628)	760
Intangible assets, net			$925,388	$(682,846)	$242,542

December 31, 2016:
Distribution agreements	10	2.8	$902,000	$(637,667)	$264,333
Website	3	0.3	23,388	(20,679)	2,709
Intangible assets, net			$925,388	$(658,346)	$267,042

During the three months ended March 31, 2017 and 2016, amortization expense, included in depreciation and amortization of operating expenses, amounted to $24,500 and $24,499, respectively.

At March 31, 2017, future annual estimated amortization expense is summarized as follows:

Year Ending December 31,
2017 (Remaining period)	$68,409
2018	90,200
2019	43,533
2020	20,200
2021	20,200
Total	$242,542

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016 and as of December 31, 2016 (Unaudited)

Note 10. Risk Concentrations

The Company operates as a single segment on a worldwide basis through its subsidiaries, resellers and independent sales agents. Gross revenues and net non-current tangible assets on a domestic and international basis is as follows:

	United States	International	Total
2017:
Revenue, for the three months ended March 31, 2017	$382,245	$208,435	$590,680
Non-current tangible assets, as of March 31, 2017	1,142,625	71,782	1,214,407

2016:
Revenue, for the three months ended March 31, 2016	$411,100	$51,627	$462,727
Non-current tangible assets, as of December 31, 2016	1,019,664	71,596	1,091,260

Major customers - During the three months ended March 31, 2017, two customers represented at least 10% of revenues, accounting for 14% and 12% of revenues. During the three months ended March 31, 2016, one customer accounted for at least 10% of revenues, accounting for 12% of revenues.

As of March 31, 2017, two customers represented at least 10% of accounts receivable, accounting for 11% and 10% of accounts receivable. As of December 31, 2016 two customers represented at least 10% of accounts receivable, accounting for 22% and 10% of accounts receivable.

Vendor concentration - During the three months ended March 31, 2017, two vendors represented at least 10% of costs of revenue, accounting for 30% and 12% of the combined cost of revenues and change in inventory. During the three months ended March 31, 2016, one vendor represented at least 10% of costs of revenue, accounting for 72% (BioHiTech International, a 10% shareholder) of the combined cost of revenues and change in inventory.

As of March 31, 2017, two vendors represented at least 10% of accounts payable, accounting for 27% (a 1.9% shareholder) and 20% of accounts payable. As of December 31, 2016, two vendors represented at least 10% of accounts payable, accounting for 32% (a 1.9% shareholder) and 21% of accounts payable.

Note 11. Related Party Transactions

Related parties include Directors, Senior Management Officers, and shareholders, plus their immediate family, who own a 5% or greater ownership interest at the time of a transaction. The table below presents direct related party assets and liabilities and other transactions or conditions as of or during the periods indicated.

		March 31,	December 31,
		2017	2016
Assets:
Intangible assets, net	(a)	$241,782	$264,333
Liabilities:
Accounts payable		154,147	85,374
Accrued interest payable		747,164	390,812
Long term accrued interest		48,053	187,667
Notes payable		275,000	275,000
Advance from related party	(b)	463,027	1,213,027
Promissory note - related parties	(c)	4,500,000	2,500,000
Series A - Unsecured subordinated convertible notes	(d)	2,250,000	2,250,000
Series B - Unsecured subordinated convertible notes	(e)	1,750,000	1,250,000
Series V - Unsecured subordinated convertible notes	(f)	300,000	300,000
Other:
Line of credit guarantee	(g)	2,463,736	2,463,736

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016 and as of December 31, 2016 (Unaudited)

The table below presents direct related party expenses or transactions for the periods indicated. Compensation and related costs for employees of the Company are excluded from the table below.

		Three Months Ended March 31,
		2017	2016
S, G & A - Rent expense	(h)	$13,246	$13,050
Cost of revenues – Rent expense	(h)	10,810	10,650
S, G & A - Consulting expense	(a)	50,000	50,000
Interest expense		203,346	87,866
Cost of revenue, inventory or equipment on operating leases acquired	(a and i)	53,937	202,248

There were no revenues earned from related parties during the three months ended March 31, 2017 and 2016. Prior to the Company’s investment in Entsorga West Virginia, the Company provided environmental and project management services that amounted to $27,055 and $12,000 for the three months ended March 31, 2017 and 2016, respectively.

(a.)	Distribution Agreement - BioHiTech has an exclusive license and distribution agreement (the “License Agreement”) with BioHiTech International (“BHT-I”), a company owned by Chun-Il Koh, a BioHiTech shareholder and other unrelated parties.
(b.)	Advance from Related Party - The Company’s Chief Executive Officer has advanced the Company funds for operating and capital purposes. The advances bear interest at 13% and are unsecured and due on demand. There are no financial covenants related to this advance and there are no formal commitments to extend any further advances.
(c.)	Promissory Note - Related Party - On June 25, 2014, the Company initially entered into a secured promissory note with the Company’s Chief Executive Officer in the aggregate amount of $1,000,000 (the “Promissory Note”). This note has been amended most recently effective February 1, 2017. The amended note provides for up to $4,500,000 in borrowings, an interest rate of 13% per annum, which is subject to prospective reduction to 10% upon the Company’s completion of raising $7,500,000 in connection with an offering of unsecured subordinated convertible notes and warrants and is due on the earlier of (a) a change of control, (b) an event of non-payment default, (c) the two-year anniversary of the Promissory Note (February 1, 2019), or (d) a Qualified Financing. For purposes of the Promissory Note, a Qualified Financing is defined as the first issuance of debt or equity by the Company through which the Company received gross proceeds of a minimum of $5,000,000 from one or more financial institutions or accredited investors.
(d.)	Series A Unsecured Subordinated Convertible Notes and Warrants - In connection with the Company’s issuance of unsecured subordinated convertible notes and warrants in 2016, certain related parties participated in such offering.
(e.)	Series B Unsecured Subordinated Convertible Notes and Warrants - In connection with the Company’s issuance of unsecured subordinated convertible notes and warrants in 2016, certain related parties participated in such offering.
(f.)	Series V Unsecured Subordinated Convertible Notes – In connection with the Company’s issuance of unsecured subordinated convertible notes in 2016, BioHiTech International, see note a, above, exchanged $300,000 in accounts payable by the Company for a $300,000 note.
(g.)	Line of Credit - Under the terms of the line of credit, several related parties have personally guaranteed the line and are contingently liable should the Company not meet its obligations under the line.
(h.)	Facility Lease - The Company leases its corporate headquarters and warehouse space from BioHiTech Realty LLC, a company owned by two stockholders of the Company, one of whom is the Chief Executive Officer. The lease expires in 2020, with a renewal option for an additional five-year period. Minimum lease payments as of March 31, 2017 under these operating leases are:

Year Ending December 31,
2017 (Remaining period)	$73,010
2018	98,524
2019	100,003
2020	41,926
Total	$313,463

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016 and as of December 31, 2016 (Unaudited)

(i.)	Inventory Acquisition – During 2016 the Company commenced acquiring certain sub-assemblies for final assembly by the Company from a company controlled by a 1.9% shareholder of BioHiTech.

Note 12. Debt

Notes, lines, advances and long term debts are comprised of the following:

	March 31, 2017		December 31, 2016
	Total	Related Party	Total	Related Party
Line of credit	$2,463,736	$-	$2,463,736	$-
Unsecured subordinated convertible notes:
Series A	3,331,154	2,250,000	3,310,500	2,250,000
Series B	1,874,464	1,750,000	1,220,634	1,250,000
Series V	425,000	300,000	425,000	300,000
Convertible note	71,942	-
Promissory note - related party	4,500,000	4,500,000	2,500,000	2,500,000
Notes payable	375,000	275,000	375,000	275,000
Advances	463,027	463,027	1,213,027	1,213,027
Long term debt - other, current and long term portion	17,466	-	19,573	-

Series B Unsecured Subordinated Convertible Promissory Notes – During the three months ended March 31, 2017, the Company entered into a series of Securities Purchase Agreements (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to sell and the Investors agreed to purchase in a private placement offering (the “Private Placement”) units (the “Units”) in the aggregate offering amount of $650,000, including $500,000 who were also shareholders or officers of the Company.

Convertible Note – Effective March 30, 2017 the Company entered into a Securities Purchase Agreement, a Convertible Note and a Warrant with Vista Capital Investments LLC (“Vista”). As of March 31, 2017, in exchange for $100,000, Vista received a $110,000 face value note, which included a beneficial conversion feature valued at $4,014, a warrant for 24,750 shares of common stock valued at $16,043 utilizing the Black–Scholes–Merton model utilizing a stock price of $2.954 on the date of the grant, an exercise price of $4.00, a standard deviation (volatility) of 31.43%, a risk free interest rate of 2.88% with a term of 5 years.

The note allows for fundings representing up to $550,000 in original principal amount, of which $110,000 is outstanding as of March 31, 2017. Each funding matures in seven months from the time of the funding, accordingly the note outstanding as of March 31, 2017 matures on October 31, 2017 and bears interest 9.5%. The note is convertible into common shares of the Company at $2.85 per share at any time there is an outstanding balance. In the event that the note is in default, the conversion price will equal 65% of the lowest closing price occurring during 25 consecutive trading days immediately preceding the conversion date. Events of default include: failure to pay the holder of the note any amount outstanding, a failure to convert shares exercised, any bankruptcy or bankruptcy-like actions against the Company, defaults on other obligations, a suspension of trading of the Company’s common stock, loss of DTC eligible status, delinquent Securities & Exchange Commission (“SEC”) filings, failure to reserve and keep available up to four times the full number of shares into which the note is convertible and the inability of the Company top comply with the provisions of SEC Rule 144.

The warrant provides for the acquisition of up to 24,750 share of common stock at $4.00 per share and expire in five years.

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016 and as of December 31, 2016 (Unaudited)

Maturities of Non-Current Promissory Note, Long Term Debt and Unsecured Subordinated Convertible Notes – as of March 31, 2017, excluding discounts and deferred finance costs, which are being amortized as interest expense, are as follow:

Year Ending December 31,	Amortizing	Non- Amortizing*	Total
2017 (Remaining period)	$6,419	$375,000	$381,419
2018	5,410	5,725,000	5,730,410
2019	5,199	4,500,000	4,505,199
2020	438	-	438
Total	$17,466	$10,600,000	$10,617,466

* Certain non-amortizing notes are subject to earlier maturities. The table above presents all non-amortizing notes at their time period based maturity condition.

Interest Expense - All interest on the Company’s various debts are recognized as interest expense in the accompanying consolidated financial statements.

Note 13. Equity Transactions

Shareholder Information and Marketing Agreement – During 2016, the Company entered into a service agreement for an initial three-month term, subject to a termination option after the initial 30-day period. In addition to monthly cash fees, the Company will issue 8,000 shares of restricted common stock that will vest over the three-month period. During the three months ended March 31, 2017, 3,200 shares were earned at a cost of $8,053. During 2016, 4,800 shares were earned with a related cost of $12,952. The costs reflect the vesting of such shares based upon the daily closing prices of the Company’s common stock and reflected as professional fees and an increase to additional paid in capital.

Shareholder Awareness Consulting Agreement – During 2017, the Company entered into a 90 day consulting agreement for shareholder awareness. The contract provided for 100,000 shares of the Company’s restricted common stock that will vest over the ninety day period. During the three months ended March 31, 2017, 89,063 shares were earned at a cost of $267,094. The costs reflect the vesting of such shares based upon the daily closing prices of the Company’s common stock and reflected as professional fees and an increase to additional paid in capital.

Series A and B Warrants – In connection with the issuance of Series A and B units, which included convertible debt and warrants that are exercisable for a period of five years into shares of common stock equal to the number of shares of common stock into which the notes are convertible at an exercise price equal to 120% of the conversion price of the notes. The embedded conversion feature and warrants issued in the transaction are not indexed to the Company’s common stock. However, the embedded conversion feature and warrants did not meet the definition of a derivative and therefore such conversion feature was not bifurcated from the underlying note payable and the warrants were not recorded as a derivative liability.

Maxim Warrants - In connection with the issuance of the Series A Units, the Company agreed to issue warrants to Maxim Group LLC, the placement agent, that are exercisable into 10% of the total number of shares of common stock that the notes are convertible under the notes at an exercise price of $3.75 per share. The warrants expire 5 years from the date of issuance of the underlying notes. As the number of shares that the note holders will receive upon conversion is unknown, the number of shares into which the warrants apply is also unknown.

Barksdale Warrants - In connection with an Offering in October 2013 the Company agreed to issue Barksdale Global Holdings, LLC (“Barksdale”) warrants. These warrants were issued on June 30, 2015 to purchase up to $140,000 of Common Interests (as converted to common stock) on or before the expiration date of June 30, 2020. The warrant is exercisable following the completion of an equity raise with financial institutions or accredited investors in which the Company receives gross proceeds of a minimum of $5.0 million. If the Company does not consummate a Qualified Financing prior to the expiration date, the warrant shall never be exercisable.

Other Warrants - In connection with prior debt offerings that have been converted into equity, warrants expiring between May and July of 2020 representing an $80,000 purchase equity interest remain outstanding. The warrants allow the holders to acquire up to $80,000 of the Company’s common stock at a price of 120% of the closing price of the Company’s first issuance of equity in one, or a series of related transactions, through which the Company receives gross proceeds of $5.0 million or more from one or more financial institutions or accredited investors. If the Company does not consummate a Qualified Financing prior to the expiration date, the warrant shall never be exercisable.

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016 and as of December 31, 2016 (Unaudited)

Note 14. Equity Incentive Plans

During 2015, the Company established the BioHiTech Global, Inc. 2015 Equity Incentive Plan, which is available to eligible employees, directors, consultants and advisors of the Company and its affiliates. The plan allows for the granting of incentive stock options, nonqualified stock options, reload options, stock appreciation rights, and restricted stock representing up to 750,000 shares. The Plan is administered by the board of directors. Effective March 1, 2016, the Company granted nonqualified options for 371,250 shares. Effective April 15, 2016, the Company granted 347,500 restricted stock units. As of March 31, 2017, there were 74,791 shares available under the Plan for future grants. There have been no grant awards made during the three months ended March 31, 2017. Compensation expense related to the options and restricted stock units during the three months ended March 31, 2017 and 2016 were:

	2017	2016
Stock options	$18,094	$138,390
Restricted stock units	69,931	-
	$88,025	$138,390

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2017:

	Total Number of Options	Number of Exercisable Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	363,750	90,418	$3.75	9.17	-
Granted or vested	-	79,091	$3.75	8.62	-
Exercised	-	-	-	-	-
Forfeited or canceled	(25,945)	-	3.75	-	-
Outstanding at March 31, 2017	337,805	169,509	$3.75	8.62	$-

The following table summarizes the Company’s restricted stock unit activity for the three months ended March 31, 2017:

Number of Shares
Unvested balance at December 31, 2016	331,667
Granted	-
Vested	-
Forfeited or Canceled	(10,555)
Unvested balance at March 31, 2017	321,112

Note 15. Commitments and Contingencies

From time to time, the Company is involved in legal matters arising in the ordinary course of business, including matters that relate to items for which the Company has accrued their contractual obligations, but are disputing payment for. The Company has one such matter relating to a professional services agreement in litigation that it believes does not present a material risk to the Company. While the Company believes that these such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is, or could be, involved in litigation, will not have a material adverse effect on its business, financial condition or results of operations.

Note 16. Operating Leases

The Company rents its headquarters and attached warehousing space from a related party (see Note 11) and their research and development office from an unrelated party under operating leases. The research and development office lease commenced in October 2015 and will expire in 2018, subject to one renewal option for an additional one-year period. The total future minimum lease payments under these leases as of March 31, 2017 is:

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016 and as of December 31, 2016 (Unaudited)

Year Ending December 31,
2017 (Remaining period)	89,863
2018	115,710
2019	100,003
2020	41,926
Total	$347,502

Total rent expense under all operating leases amounted to $32,951 and $19,451 for the three months ended March 31, 2017 and 2016, respectively.

Note 17. Supplemental Consolidated Statement of Cash Flows Information

Cash flows of non-cash operating assets and liabilities, as well as other supplemental disclosures, are as follows:

	Three Months Ended March 31,
	2017	2016

Cash flows of operating assets and liabilities:
Accounts and note receivable	$(8,064)	$95,435
Inventory	54,648	(146,519)
Prepaid expenses and other assets	(41,796)	40,062
Accounts payable	65,023	(298,604)
Accrued interest payable	245,718	111,272
Accrued expenses	65,027	(85,943)
Deferred revenue	20,370	93,029
Customer deposits	71,034	3,299
Net cash flows of operating assets and liabilities	$471,960	$(187,969)

Supplementary cash flow information:
Cash paid during the year for:
Interest	$26,602	$24,165
Income taxes	-	-

Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Transfer of inventory to leased equipment	$213,672	$114,219
Accrued interest added to principle of promissory note - related party	-	263,027
Conversion of advances from related party to promissory note	1,213,027	-

Note 18. Recent Accounting Pronouncements

During the three months ended March 31, 2017, the Company implemented the following recent accounting pronouncements:

Stock Compensation - In March 2016, FASB issued ASU No. 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (Topic 718). The amendments in this ASU is to significantly reduce the complexity and cost of accounting for excess tax benefits and tax deficiencies related to employee share-based payment transactions, which include restricted stock and stock options. Also, ASU No. 2016-09 requires an entity to run excess tax benefits and deficiencies through its income statement, which in effect eliminates the concept of additional paid-in capital. This new guidance was implemented during the three months ended March 31, 2017 and its implementation did not have a material impact on the financial statements.

Inventory - In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires inventory measured using any method other than last-in, first out (“LIFO”) or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. This new guidance was implemented during the three months ended March 31, 2017 and its implementation did not have a material impact on the financial statements.

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016 and as of December 31, 2016 (Unaudited)

Statement of Cash Flows – In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The update amends the guidance in Accounting Standards Codification 230, Statement of Cash Flows, and clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. The Company elected to early adopt this new guidance was during the three months ended March 31, 2017 and its implementation did not have a material impact on the financial statements.

The Company has not yet implemented the following recent accounting pronouncements:

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

Note 19. Subsequent Events

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

Authorized Common Shares – On January 25, 2017, the Company’s Board of Directors approved an increase in the authorized number of common shares, $0.0001 par, from 20,000,000 to 50,000,000. The increase was approved by a majority of the principal amount outstanding of Series Debt holders, as required by the terms of the Series Debt, and is subject to future approval by the shareholders of the Company.

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016 and as of December 31, 2016 (Unaudited)

2017 Executive Stock Incentive Plan – On January 25, 2017, the Company’s Board of Directors approved the 2017 Executive Equity Incentive Plan, which provides for a range of grants of up to 1,000,000 shares, that is subject to future approval by the shareholders of the Company.

Advance from Related Parties – Subsequent to March 31, 2017, the Chief Executive Officer advanced the Company additional working capital funds of $325,000 which are due on demand and carry an interest rate of 13%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Form 10K, as filed with the United States Securities and Exchange Commission, or the SEC, on March 23, 2017.

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

During 2016, the Company initiated development of its Revolution Series of Digesters. During March 2017, the Seed model became commercially available. During April 2017, a second Revolution Series model, the Sprout, became commercially available. Presently there are three Seeds and one Sprout undergoing capacity and workflow testing at several new prospective large food chain customers, with additional customers and prospects requesting units.

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

During March 2017, the Company consummated its 17.2% investment in Entsorga West Virginia, LLC, the first HEBioT plant in the United States, which is presently under construction and anticipated to become operational during 2017.

Subsequent to March 2017, the Company executed an agreement to acquire a site for the second HEBioT facility to be located in New Windsor, New York. This agreement provides for a purchase price of the property of $1,092,000, subject to reduction for option payments made by the Company in the monthly amount of $3,500 for the first 12 months and $6,000 per month for the following 12 months, until the closing. The purchase of the property is contingent upon the Company obtaining: necessary permits to allow construction of a Mechanical Biological Treatment (“MBT”) facility; approvals from state and local authorities; financing for the construction of the MBT facility; contracts for offtake of Solid Recovered Fuel; and the satisfaction of the Company’s due diligence investigation of the property. The contract also contains customary representations warranties and covenants of the parties for like transactions.

The combination of the on-site digester and the facility based HEBioT technology results in a unique offering that provides a turn-key alternative for customers looking for a comprehensive solution to achieving zero waste. The Company envisions use of its digesters for disposal of food waste at certain retail customers’ locations, with regional disposal contracts being directed to the Company MBT facilities. The combination provides a cost-effective solution with less than 20% of post-consumer waste being directed to landfills, hence resulting in a near-zero footprint.

Digester Based Products and Services

Eco-Safe Digester®

The Company provides a simple, environmentally friendly, and cost effective solution for food waste disposal. The Eco-Safe Digester® is a data-driven, network-based mechanical/biological technology which transforms food waste into nutrient-neutral water that can safely be disposed of via conventional sanitary sewer systems.  The Eco-Safe Digester reduces greenhouse gas emissions by reducing the volume of food waste being disposed of in landfills and eliminating the corresponding transportation of this waste. In addition, the technology saves users money by avoiding disposal costs (“tip fees”) and transportation charges.  This process allows waste producing organizations to actively contribute to environmental sustainability and the preservation of resources in a cost-effective manner.  The Eco-Safe Digester may be used by businesses in food service, hospitality, healthcare, government, conference centers, education centers, or stadiums that generate a high volume of waste. It is estimated that the US addressable market is in excess of 250,000 locations that could qualify for digesters and an additional 250,000 internationally.

Revolution Series Digester®

The Revolution Series Digester®, which became commercially available in March 2017, is the Company's new sustainable food waste disposal solution designed for lower volume food waste generators. Our Revolution Series of Digesters may be used by full and quick service restaurants, coffee shops, hospitality companies and other specialty food service establishments that generate lesser volumes of waste than those that the Eco-Safe Digester is more suitable for. This sub-segment of the food services industry is estimated to have more than 1.5 million locations.

The Revolution Series Digesters leverages the success of the underlying technologies of our current line of Eco-Safe Digesters designed for the mid-to-large volume waste generators. This new line has a compact design, operates on standard 115 Volt power and is easily connected to existing plumbing, while providing all the user technology, including the CloudTM, CirrusTM, Mobile Application and AltoTM applications associated with the larger digesters.

The BioHiTech BioBrainTM, CloudTM, CirrusTM Mobile Application and AltoTM Application

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

Mechanical Biological Treatment

In 2016, the Company formed E.N.A Renewables LLC, formerly known as Entsorga North America, LLC (“ENA”) as a wholly owned subsidiary. ENA owns a 31% interest in Apple Valley Waste Conversions, LLC (“AVWC”). Frank E. Celli, the Company’s CEO also owns a 20.9% interest in AVWC. In March 2017, Mr. Celli assigned his voting rights in AVWC so that, collectively, ENA would have voting control of over 51% of AVWC. AVWC currently holds the exclusive license for the development throughout 11 northeast U.S. states and the District of Columbia of the technology known as High Efficiency Biological Treatment (“HEBioT”), which is owned by Entsorgafin, an Italian company that provides cost effective environmental technologies throughout the world. HEBioT is a proprietary form of Mechanical Biological Treatment (“MBT”) that is used widely throughout Europe. During 2016, the Company’s MBT activities have been limited to initial project development.

The HEBioT technology converts mixed municipal and organic waste to a US Environmental Protection Agency (the “US EPA”) recognized alternative fuel source. By utilizing a combination of mechanical and biological processes to accelerate the decomposition of the organic fraction of waste, the end-product produced, known as solid recovered fuel (“SRF”) has a carbon value equivalent to approximately 75-80% of traditional coal and can be used as a replacement and/or supplement to coal. After receipt and processing of waste at the facility, approximately 80% of the incoming waste is reduced, recycled or converted into the approved alternative fuel, with the remaining 20% of the incoming waste being disposed of via traditional methods.

The US EPA has issued a “comfort letter” stating that any fuel produced utilizing the HEBioT technology is deemed an engineered fuel and can be marketed as a commodity.

Enstorga West Virginia, LLC.

On January 1, 2017, the Company executed several agreements to acquire up to approximately a 40% interest in EWV from the original investors at their original purchase price of $60,000 for each 1% of interest in EWV. The agreements provide for a required investment of $1,034,028, representing a 17.2% interest, with the remaining 23.1% being at the option of the Company. The agreement was subject to the approval of the EWV bond trustee, which was granted on March 20, 2017. On March 21, 2017, the Company completed the required investment acquisition of $1,034,028 for a 17.2% interest

EWV represents the first deployment of the Entsorga HEBioT technology in the United States. Such deployment is currently underway in Martinsburg, WV. EWV has its own intellectual property agreement with Entsorgafin S.p.A. which is not part of the agreement that AVWC has with Entsorgafin S.p.A. The EWV plant has received its necessary permits and EWV has closed on its financing to construct the facility. We anticipate the facility will be able to accept up to 110,000 tons per year of municipal solid waste delivered from the surrounding areas. The facility will consist of a 54,000 square foot industrial building located on approximately 12 acres of leased property. The facility will include a plant which will be equipped with HEBioT technology and will ultimately be able to produce approximately 50,000 tons per year of EPA recognized renewable fuel.

This first operational plant utilizing the patented HEBioT technology in the United States will serve as the company’s “showplace” to help expedite future deployments.

New Windsor, NY Development

On March 1, 2017, the Town Counsel of New Windsor, NY approved, subject to a 30 day petition period during which certain voters could objection, the sale of 12 acres of property to the Company for the development of a Mechanical Biological Treatment (“MBT”) facility. On April 3, 2017, the Town Clerk of New Windsor certified that there had not been any objections raised and the agreement was executed on April 10, 2017. The purchase price of the property is $1,092,000, subject to reduction for option payments made by the Company in the monthly amount of $3,500 for the first 12 months and $6,000 per month for the following 12 months, until the closing. The purchase of the property is contingent upon the Company obtaining: necessary permits to allow construction of a MBT facility; approvals from state and local authorities; financing for the construction of the MBT facility; contracts for offtake of Solid Recovered Fuel; and the satisfaction of the Company’s due diligence investigation of the property. The contract also contains customary representations warranties and covenants of the parties for like transactions.

Corporate Headquarters

Our corporate headquarters are located at 80 Red Schoolhouse Road, Suite 101, Chestnut Ridge, New York 10977 and our phone number is (845) 262-1081. Our website can be found at  www.biohitech.com . The information on our website is not incorporated in this report.

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

Fair Value Measurements - Certain assets and liabilities are required to be recorded at fair value on a recurring basis. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Assets measured at fair value on a nonrecurring basis include long-lived assets held and used, long-lived assets held for sale, goodwill and other intangible assets. The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The three-tier value hierarchy, which prioritizes valuation methodologies based on the reliability of the inputs, is:

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

In connection with a professional services agreement, a warrant liability for an agreement to issue warrants that were not issued as of March 31, 2017 has been recognized with a fair value of $105,188 on March 31, 2017 based upon utilization of the Black–Scholes–Merton model utilizing a stock price of $2.954 on the date of the grant, an exercise price of $2.75, a standard deviation (volatility) of 31.43%, a risk free interest rate of 2.88% with a term of 5 years.

Equity Method Based Investments - The Company utilizes the equity method of accounting for investments in companies if the investment provides the ability to exercise significant influence, but no control, over operating and financial policies of the investee. The Company’s proportionate share of net income or loss is included in the Company’s consolidated operations as earning or loss from unconsolidated equity basis investments.

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

Loss per Share - The Company computes basic loss per share using the weighted-average number of shares of common stock outstanding and diluted loss per share, while the diluted loss per share also includes the effects of dilutive instruments using the “treasury method.”

The Company’s potential dilutive instruments include options, convertible debt and warrants. These instruments have not been considered in the calculation of diluted loss per share as they are anti-dilutive for the reported periods.

Results of Operations

Results of operation for the three months ended March 31, 2017 compared to the three months ended March 31, 2016

Summary Results

	Three Months Ended March 31,
	2017		2016
Revenue	$590,680	100.0%	$462,727	100.0%
Cost of revenue	391,430	66.3	348,566	75.3
Gross profit	199,250	33.7	114,161	24.7
Operating expenses	1,931,527	327.0	1,574,199	340.2
Loss from operations	(1,732,277)	(293.3)	(1,460,038)	(315.5)
Other expenses	296,256	50.1	148,804	32.2
Net loss	$(2,028,533)	(343.4)%	$(1,608,842)	(347.7)%

For the three months ended March 31, 2017 total revenue increased by 27.7% over the comparable 2016 period. This increase was driven by a 17.2% increase in rental, services and parts and a 48.0% increase in equipment sales, which was driven by international and domestic reseller activity that continues to be predominantly sales based.

Gross margin improved from 24.7% overall for the three months ended March 31, 2016 to 33.7% for the comparable 2017 period with improvements in both product and service revenues.

Operating expenses increased by 22.7% to $1,931,527 for the three months ended March 31, 2017, which reflect the higher level of professional fees related to shareholder awareness and other professional services.

Revenue by Type

The following table breaks down revenue by type:

	Three Months Ended March 31,
	2017		2016
Rental, service and maintenance	$358,537	60.7%	$305,862	66.1%
Equipment sales	232,143	39.3	156,865	33.9
	$590,680	100.0%	$462,727	100.0%

Total revenue increased by $127,953, or 27.7%, from the three months ended March 31, 2016 to the three months ended March 31, 2017. Within revenue, services and maintenance increased by 17.2% from the three months ended March 31, 2016 to the three months ended March 31, 2017, while equipment sales increased by 48.0%. As a percentage of total revenue, rental, service and maintenance decreased to 60.7% of revenue for the three months ended March 31, 2016, as compared to 66.1% for the comparable 2016 period, while equipment sales as a percentage of revenue increased to 39.3% from 33.9%, respectively. This increase in equipment sales was primarily attributable to an increase in international reseller activity in areas where the rental market is not as well recognized as the retail sales model.

Rental, service and maintenance revenue increased by $52,675, or 17.2%, from the three months ended March 31, 2016 to the three months ended March 31, 2017. This increase is primarily driven by a greater number of rented units.

Equipment sales increased by $75,278, or 48.0%, from the three months ended March 31, 2016 to the three months ended March 31, 2017. This increase was due to an increase in unit sales to distributors and international customers.

Cost of Revenue

The following table breaks down cost of revenue by type:

	Three Months Ended March 31,
	2017		2016
Rental, service and maintenance	$258,939	66.2%	$243,801	69.9%
Equipment sales	132,491	33.8	104,765	30.1
	$391,430	100.0%	$348,566	100.0%

Cost of revenue mainly consists of the cost of acquiring digester units that are sold, depreciation expense on rental units, warehousing, installation, maintenance, parts and shipping costs, as well as related salary and employee costs. Total costs of revenue increased by $42,864, or 12.3%, from the three months ended March 31, 2016 to the three months ended March 31, 2017, primarily due to the change in mix of revenue between equipment sales and rental, service and parts and improved margins in both lines of business.

Rental, service and maintenance costs of revenue increased by $15,138, or 6.2% (as compared to a 17.2% increase in rental, service and maintenance revenue) from the three months ended March 31, 2016 to the three months ended March 31, 2017.

	Three Months Ended March 31,
	2017		2016
Labor related costs	$55,739	21.5%	$58,464	24.0%
Depreciation	74,580	28.8	59,618	24.5
Contracted services	38,605	14.9	54,200	22.2
Parts and maintenance supplies	90,015	34.8	71,519	29.3
	$258,939	100.0%	$243,801	100.0%

Contracted services decreased by $15,595 or 28.8% from the three months ended March 31, 2016 to the three months ended March 31, 2017, due to the mix of geographic locations that are covered by contracted services. Depreciation increased by $14,962 or 25.1% from the three months ended March 31, 2016 to the three months ended March 31, 2017, due to an increase in the cost of equipment leased, as well as the timing of when the equipment became leased. Parts and maintenance supplies increased by $18,496 or 25.9% from the three months ended March 31, 2016 to the three months ended March 31, 2017, due to increased rent, freight and spare parts costs.

Equipment sales cost of revenue increased by $27,726 or 26.5% from the three months ended March 31, 2016 to the three months ended March 31, 2017 due to increased sales, which increased by 48.0% over the same period.

Gross Profit

The following table breaks down gross profit by type:

	Three Months Ended March 31,
	2017		2016
Rental, service and maintenance	$99,598	50.0%	$62,061	54.4%
Equipment sales	99,652	50.0	52,100	45.6
	$199,250	100.0%	$114,161	100.0%

The following table breaks down gross margin by type:

	Three Months Ended March 31,
	2017	2016
Rental, service and maintenance	27.8%	20.3%
Equipment sales	42.9	33.2
Total	33.7%	24.7%

Rental, service and maintenance gross margin increased by 7.5% to 27.8% for the three months ended March 31, 2017 primarily due to higher volumes of covered equipment and decreases in contracted services and labor.

Equipment sales gross margin increased by 9.7% to 42.9% from 33.2% primarily due to increased international sales, that generally have higher gross margin rates.

Operating expenses

The following table breaks down operating expenses by type:

	Three Months Ended March 31,
	2017		2016
Selling, general and administrative	$1,064,629	55.1%	$1,028,649	65.4%
Research and development	187,501	9.7	183,931	11.7
Professional fees	649,623	33.6	335,845	21.3
Depreciation and amortization	29,774	1.6	25,774	1.6
Total	$1,931,527	100.0%	$1,574,199	100.0%

Selling, general and administrative expenses increased by $35,980, or 3.5% from the three months ended March 31, 2016 to the three months ended March 31, 2017. The following table breaks down the major categories of selling, general and administrative expenses:

	Three Months Ended March 31,
	2017		2016
Personnel	$839,808	78.9%	$816,004	79.3%
Facility and office costs	89,668	8.4	93,402	9.1
Sales and marketing	76,550	7.2	55,035	5.4
Other	58,603	5.5	64,208	6.2
Total	$1,064,629	100.0%	$1,028,649	100.0%

Personnel related expenses increased by $23,804 or 2.9% from the three months ended March 31, 2016 to the three months ended March 31, 2017. This increase was the result of a 4.0%, or $29,650 increase in employee costs offset by a $5,846 or 8.6% decrease in contracted labor. Sales and Marketing increased by $21,515 or 39.1% primarily due to increased travel and trade show related costs. Other expenses decreased by $5,605 or 8.7% from the three months ended March 31, 2016 to the three months ended March 31, 2017. This decrease was primarily due to reductions foreign exchange expenses resulting from a stabilization of the GB pound, offset in part by an increased provision for bad debts.

Research and development expenses increased by $3,570, or 1.9% from the three months ended March 31, 2016 to the three months ended March 31, 2017. This increase was primarily driven a decrease in personnel expenses offset in part by increased external costs relating to the development of the Revolution Series of digesters.

Professional fees increased by $313,778, or 93.4% from the three months ended March 31, 2016 to the three months ended March 31, 2017. The following table breaks down the major categories of professional fees:

	Three Months Ended March 31,
	2017		2016
Legal	$26,474	4.1%	$80,098	23.8%
Marketing and communications	6,050	0.9	16,033	4.8
Investor relations and shareholder awareness	531,767	81.9	72,500	21.6
Strategic consulting	5,000	0.8	-	-
Audit and accounting services	80,332	12.3	167,214	49.8
Total	$649,623	100.0%	$335,845	100.0%

Professional fees increased primarily due investor relations and shareholder awareness services focused on improved liquidity of the Company’s common stock.

Liquidity and Capital Resources

Since inception, the Company has sustained substantial losses. The Company has an accumulated deficit of $21,100,699, a shareholders’ deficit of $13,110,567 and a working capital deficit of $9,205,634 as of March 31, 2017, which includes $3,756,154 of mandatory conversion notes.

The cash on hand is insufficient for us to continue our operations through May 2018. While the Company continues to seek investors under the private offerings and other financing alternatives, if the Company is unable to obtain debt or equity financing to meet its cash needs, it may have to severely limit, its business plan by reducing the funds it hopes to expend on its business plan.

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

Cash and Cash Equivalents

As of March 31, 2017 and December 31, 2016, the Company had cash balances of $320,776 and $325,987, respectively.

The table below presents borrowings, debts and advances as of March 31, 2017, along with their stated maturities. The line of credit, with an outstanding balance of $2,463,736 has an additional $36,264 available under its $2,500,000 facility.

	March 31,	Due in:
	2017	2017	2018	2019	Thereafter
Secured line of credit, prime plus 0.5%*	$2,463,736	$2,463,736	-	-	-
Advances, unsecured, 13%	463,027	463,027	-	-	-
Promissory note, 13%	4,500,000	-	-	4,500,000	-
Series A convertible notes, 8%	3,400,000	-	$3,400,000	-	-
Series B convertible notes, 8%	1,900,000	-	1,900,000	-	-
Series V convertible notes, 8%	425,000	-	425,000	-	-
Promissory note, unsecured, 10%	100,000	100,000	-	-	-
Promissory note, unsecured, 10%	275,000	275,000	-	-	-
Convertible note, 9.5%	110,000	110,000	-	-	-
Other notes, secured, 1.9 to 4.98%	17,466	6,419	5,410	$5,199	$438
Total	$13,654,229	$3,418,182	$5,730,410	$4,505,199	$438
Related party included above	$9,613,027	$738,027	$4,375,000	$4,500,000	$-

* The line of credit, which does not have any operating financial covenants, is guaranteed by several related parties and is excluded from the related party amount included above, as the guarantee is secondary to the primary borrower.

Cash Flows

Cash Flows from Operating Activities

We used $936,413 of cash in operating activities during the three months ended March 31, 2017, an increase of $640,106 from $1,576,519 of cash used in operating activities during the three months ended March 31, 2016. Our net loss during the three months ended March 31, 2017 of $2,028,533 was impacted by $104,353 of depreciation and amortization, $88,025 from stock based employee compensation, fees paid in stock, warrants or convertible notes amounting to $380,336. Changes in operating assets and liabilities provided $471,960 of cash during the three months ended March 31, 2017. Our net loss during the three months ended March 31, 2016 of $1,608,842 was impacted by $92,286 of depreciation and amortization, $138,390 from stock based employee compensation. Changes in operating assets and liabilities utilized $187,969 of cash during the three months ended March 31, 2016.

Cash Flows from Investing Activities

Cash used in investing activities amounted to $1,058,988 for the three months ended March 31, 2017, compared to $1,842 for the three months ended March 31, 2016, a change of $1,057,146, comprised primarily of our investment in Entsorga West Virginia, LLC.

Cash Flows from Financing Activities

Cash provided by financing activities amounted to $1,989,893 for the three months ended March 31, 2017, compared to $1,670,211 for the three months ended March 31, 2016, a change of $319,682. During the three months ended March 31, 2017, we received $786,973, $500,000 and $463,027 of proceeds from the issuance of related party promissory notes, related party convertible promissory notes, and related party advances.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the three-month period ended March 31, 2017.

Recent Accounting Pronouncements

See Note 18 to our unaudited interim condensed consolidated financial statements regarding recent accounting pronouncements.

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

On or about April 21, 2017, the Company was served with a Summons and Complaint in an action captioned Tusk Ventures LLC v. BioHiTech Global, Inc., in the Supreme Court of the State of New York, New York County. The Plaintiff alleges that it is owed $250,000 pursuant to a Consulting Services Agreement. While the Company has accrued all contractual amounts, it intends to defend the action vigorously.

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

On March 30, 2017, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company agreed to sell and the investor agreed to purchase units of up to $550,000 in convertible notes and warrants for 0.2475 shares of the Company’s $0.0001 par common stock for each $1 funded toward the notes, which are purchased subject to a 10% original issue discount. On March 31, 2017, the investor purchased $110,000 in convertible notes, along with 24,750 warrants for $100,000. The notes, which bear interest at 9.5% and mature in seven months from the date of funding. The notes are convertible at any time, at the option of the holder, at a conversion rate of $2.85 per share and include events of default, including failure to pay, failure to convert, bankruptcy, default on other debts, suspension or de-listing of stock, loss of DTC eligible status, failure to reserve adequate shares and failure to satisfy conditions of SEC Rule 144. In the event of default, the notes become immediately due, are subject to a 35% penalty and are eligible for conversion at the rate 65% of the lowest closing price for the trailing 20 days. The warrants, which expire in 5 years, include an exercise price of $4.00 per share, with the ability to re-price if other warrants or convertible securities are issued by the Company at a rate of less than $2.00 per share.

On March 30, 2017, the Company executed an agreement, effective January 11, 2017, for shareholder awareness services for a three-month period in exchange for: 100,000 shares of the Company’s $0.0001 par common stock; a warrant to purchase 100,000 shares of the Company’s $0.0001 par common stock at an exercise price of $2.75 per share; and $50,000 in cash payments.

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

On March 30, 2017, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company agreed to sell and the investor agreed to purchase units of up to $550,000 in convertible notes and warrants for 0.2475 shares of the Company’s $0.0001 par common stock for each $1 funded toward the notes, which are purchased subject to a 10% original issue discount. On March 31, 2017, the investor purchased $110,000 in convertible notes, along with 24,750 warrants for $100,000. The notes, which bear interest at 9.5% and mature in seven months from the date of funding. The notes are convertible at any time, at the option of the holder, at a conversion rate of $2.85 per share and include events of default, including failure to pay, failure to convert, bankruptcy, default on other debts, suspension or de-listing of stock, loss of DTC eligible status, failure to reserve adequate shares and failure to satisfy conditions of SEC Rule 144. In the event of default, the notes become immediately due, are subject to a 35% penalty and are eligible for conversion at the rate 65% of the lowest closing price for the trailing 20 days. The warrants, which expire in 5 years, include an exercise price of $4.00 per share, with the ability to re-price if other warrants or convertible securities are issued by the Company at a rate of less than $2.00 per share.

Item 6.	Exhibits.

See the exhibits listed in the accompanying “Index to Exhibits.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioHiTech Global, Inc.

May 15, 2017	By:	/s/ Frank E. Celli
	Name:	Frank E. Celli
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian C. Essman
	Name:	Brian C. Essman
	Title:	Chief Financial Officer and Treasurer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

