Form 10-Q
period 2017-06-30
BIOHITECH GLOBAL, INC.
filed 2017-08-14
CIK 1590383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐     No     ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 10, 2017
Common Stock, $0.0001 par value per share	8,352,712 shares

BioHiTech Global, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1.                Financial Statements

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Rental, service and maintenance	$366,812	$331,692	$725,348	$637,555
Equipment sales	182,405	119,589	414,549	276,454
Total revenue	549,217	451,281	1,139,897	914,009
Cost of revenue
Rental, service and maintenance	272,757	254,617	531,697	505,727
Equipment sales	106,664	106,717	239,154	204,173
Total Cost of revenue	379,421	361,334	770,851	709,900
Gross profit	169,796	89,947	369,046	204,109
Operating expenses
Selling, general and administrative	1,057,223	1,159,598	2,121,852	2,188,248
Research and development	216,822	235,164	404,324	419,095
Professional fees	364,227	201,889	1,013,850	537,734
Depreciation and amortization	28,335	29,174	58,107	54,948
Total operating expenses	1,666,607	1,625,825	3,598,133	3,200,025
Loss from operations	(1,496,811)	(1,535,878)	(3,229,087)	(2,995,916)
Other expense (income)
Equity loss in affiliate	5,916	-	5,916	-
Loss on change in fair value of warrants	1,999	-	1,999	-
Interest income	-	(2,713)	-	(3,068)
Interest expense	374,175	185,566	670,432	334,725
Total other expense	382,090	182,853	678,347	331,657
Net loss	(1,878,901)	(1,718,731)	(3,907,434)	(3,327,573)
Other comprehensive (loss) income
Foreign currency translation adjustment	(21,340)	(1,506)	(28,504)	6,400
Comprehensive loss	$(1,900,241)	$(1,720,237)	$(3,935,938)	$(3,321,173)

Net loss per share - basic and diluted	$(0.23)	$(0.21)	$(0.47)	$(0.40)
Weighted average number of common shares outstanding - basic and diluted	8,322,086	8,229,712	8,276,154	8,229,712

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current Assets
Cash	$150,457	$325,987
Accounts receivable, net	137,173	140,130
Inventory	410,663	706,017
Prepaid expenses and other current assets	44,782	21,865
Total Current Assets	743,075	1,193,999
Equipment on operating leases, net	1,178,007	1,023,404
Equipment, fixtures and vehicles, net	48,098	54,356
Intangible assets, net	219,233	267,042
Investment in Entsorga West Virginia, LLC	1,028,112	-
MBT facility development costs	74,966	-
Other assets	13,500	13,500
Total Assets	$3,304,991	$2,552,301
Liabilities and Stockholders’ Deficit
Current Liabilities:
Line of credit	$2,463,736	$2,463,736
Accounts payable	1,380,348	1,197,277
Accrued expenses	584,086	522,727
Accrued interest payable	733,397	411,917
Accrued interest payable in cash or common stock	389,333	-
Deferred revenue	88,384	61,879
Notes payable	100,000	100,000
Notes payable - related party	275,000	275,000
Convertible note, net of deferred financing cost of $12,982 and original issue discounts of $47,007	160,011	-
Convertible notes, including related party of $640,000, net of original issue discounts of $219,265	720,735	-
Advance from related party	593,527	1,213,027
Customer deposits	30,094	36,131
Long-term debt, current portion	7,143	8,525
Total Current Liabilities	7,525,794	6,290,219
Promissory note - related party	4,500,000	2,500,000
Long-term debt, net of current portion	8,201	11,048
Long-term accrued interest payable in cash or common stock	86,485	253,000
Unsecured subordinated mandatorily convertible notes, including related parties of 1,750,000, and $3,800,000, net of deferred financing costs of $69,898 and $118,866 as of June 30, 2017 and December 31, 2016, respectively	5,655,102	4,956,134
Total Liabilities	17,775,582	14,010,401
Commitments and Contingencies
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value, 40,000,000 shares authorized, 8,352,712 shares issued and outstanding as of June 30, 2017; 20,000,000 shares authorized, 8,229,712 shares issued and outstanding as of December 31, 2016	835	823
Additional paid in capital	10,527,759	9,604,324
Accumulated deficit	(24,979,600)	(21,072,166)
Accumulated other comprehensive (loss) gain	(19,585)	8,919
Total Stockholders’ Deficit	(14,470,591)	(11,458,100)
Total Liabilities and Stockholders’ Deficit	$3,304,991	$2,552,301

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss:	$(3,907,434)	$(3,327,573)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	202,064	205,268
Provision (recovery) - bad debts	29,212	61,743
Stock based employee compensation	230,981	350,632
Fees paid in stock and warrants	518,267	-
Interest resulting from amortization of financing costs and discounts	71,903	-
Equity loss in affiliate	5,916
Change in fair value of warrant liability	1,999
Changes in operating assets and liabilities	693,725	(269,317)
Net cash used in operations	(2,153,367)	(2,979,247)

Cash flow from investing activities:
Sale of used machinery and equipment	13,352	-
Investment in Entsorga West Virginia, LLC	(1,034,027)	-
Increase in MBT facility development costs	(74,966)	-
Purchases of equipment, fixtures and vehicles	(4,040)	(3,825)
Net cash used in investing activities	(1,099,681)	(3,825)

Cash flows from financing activities:
Net change in line of credit	-	(25,017)
Proceeds from convertible notes with warrants and beneficial conversion feature	200,000	-
Proceeds from series convertible notes with warrants and beneficial conversion feature	270,000
Proceeds from series convertible notes	150,000	3,250,000
Deferred financing costs incurred	(16,000)	(132,391)
Repayments of long-term debt	(4,228)	(4,097)
Related party:
Net decrease in advances	1,169,527	(531,973)
Proceeds from promissory notes	786,973	790,000
Repayments of promissory notes	-	(200,000)
Proceeds from convertible notes	500,000	-
Net cash provided by financing activities	3,056,272	3,146,522
Effect of exchange rate on cash	21,246	27,473
Net change in cash	(175,530)	190,923
Cash - beginning of period	325,987	39,196
Cash - end of period	$150,457	$230,119

Note 17 includes supplemental cash flow information, non-cash investing and financing activities and changes in operating assets and liabilities.

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)

	Common Stock Issued and Outstanding		Additional	Accumulated Other
	Shares	Par Amount	Paid in Capital	Comprehensive Gain (Loss)	Accumulated Deficit	Total
Balance at January 1, 2017	8,229,712	$823	$9,604,324	$8,919	$(21,072,166)	$(11,458,100)

Share-based employee and director compensation	-	-	230,981	-	-	230,981

Share-based professional services compensation	123,000	12	520,266	-	-	520,278

Warrants in connection with debt issuance	-	-	150,578	-	-	150,578

Beneficial conversion feature of debt	-	-	21,610	-	-	21,610

Foreign currency translation adjustment	-	-	-	(28,504)	-	(28,504)

Net loss	-	-	-	-	(3,907,434)	(3,907,434)
Balance at June 30, 2017	8,352,712	$835	$10,527,759	$(19,585)	$(24,979,600)	$(14,470,591)

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016, and as of June 30, 2017 and December 31, 2016 (Unaudited)

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

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2016, which contains the audited financial statements and notes thereto, for the years ended December 31, 2016 and 2015 included within the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2017. The financial information as of December 31, 2016 presented hereto is derived from the audited consolidated financial statements presented in the Company’s audited consolidated financial statements for the year ended December 31, 2016. The interim results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any future interim periods.

Reclassifications to certain prior period amounts have been made to conform to current period presentation. These reclassifications have no effect on previously reported net loss.

Going Concern — For the six months ended June 30, 2017, the Company had a net loss of $3,907,434, incurred a consolidated loss from operations of $3,229,087 and used net cash in consolidated operating activities of $2,153,367. For the year ended December 31, 2016, the Company had a net loss of $6,745,386, incurred a consolidated loss from operations of $5,924,667 and used net cash in consolidated operating activities of $5,181,400. At June 30, 2017, consolidated stockholders’ deficit amounted to $14,470,591 and the Company had a consolidated working capital deficit of $6,782,719. The Company does not yet have a history of financial stability. Historically the principal source of liquidity has been the issuance of debt and equity securities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management’s further implementation of the Company’s on-going and strategic plans, which include continuing to raise funds through debt and/or equity raises. Should the Company be unable to raise adequate funds, certain aspects of the on-going and strategic plans may require modification.

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

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016, and as of June 30, 2017 and December 31, 2016 (Unaudited)

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

In connection with a professional services agreement, a warrant liability for an agreement to issue warrants that were not issued as of March 31, 2017 has been recognized with a fair value of $105,188 on March 31, 2017 based upon utilization of the Black–Scholes–Merton model utilizing a stock price of $2.954 on the date of the grant, an exercise price of $2.75, a standard deviation (volatility) of 31.43%, a risk free interest rate of 2.88% with a term of 5 years. Subsequently, the warrant was issued and a loss of $1,999 was recognized in May 2017 based upon a stock price of $3.00 on the date of the grant, an exercise price of $2.75, a standard deviation (volatility) of 31.11%, a risk free interest rate of 2.75% with a term of 5 years.

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

For the six and three months ended June 30, 2017 and 2016, the Company’s effective rate, before valuations, was 39.8% and 36.7%, respectively, and would have resulted in net deferred tax assets for federal and state tax purposes arising primarily from net operating losses; A full valuation allowance, due to the level of uncertainty relative to the realization of the deferred tax assets, has been provided resulting in an effective tax rate of 0.0%.

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

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016, and as of June 30, 2017 and December 31, 2016 (Unaudited)

Note 3. Accounts Receivable, net

Accounts receivable consists of the following:

	June 30,	December 31,
	2017	2016
Accounts receivable	$205,105	$206,219
Less: allowance for doubtful accounts receivable	(67,932)	(66,089)
	$137,173	$140,130

Note 4. Inventory

Inventory, comprised of finished goods and parts or assemblies, consist of the following:

	June 30,	December 31,
	2017	2016
Equipment	$132,655	$191,240
Parts and assemblies	278,008	514,777
	$410,663	$706,017

Note 5. Equipment on Operating Leases, net

Equipment on operating leases consist of the following:

	June 30,	December 31,
	2017	2016
Leased equipment	$2,166,926	$1,870,569
Less: accumulated depreciation	(988,919)	(847,165)
	$1,178,007	$1,023,404

During the three months ended June 30, 2017 and 2016, depreciation expense included in cost of revenue, amounted to $69,377 and $90,706, respectively. During the six months ended June 30, 2017 and 2016, depreciation expense included in cost of revenue, amounted to $143,957 and $150,320, respectively.

The Company is a lessor of Revolution and Eco Safe Series digester units under non-cancellable operating lease agreements expiring through December 2022. During the three months ended June 30, 2017 and 2016, revenue under the agreements, which is included in rental, service and maintenance revenue, amounted to $209,114 and $173,283, respectively. During the six months ended June 30, 2017 and 2016, revenue under the agreements, which is included in rental, service and maintenance revenue, amounted to $411,578 and $323,162, respectively.

The minimum future estimated contractual payments to be received under these leases as of June 30, 2017 is as follows:

Year Ending December 31,
2017(remaining period)	$462,416
2018	785,581
2019	674,402
2020	474,247
2021 and thereafter	301,018
Total minimum lease income	$2,697,664

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016, and as of June 30, 2017 and December 31, 2016 (Unaudited)

Note 6. Equipment, Fixtures and Vehicles, net

Equipment, fixtures and vehicles consist of the following:

	June 30,	December 31,
	2017	2016
Computer software and hardware	$97,583	$93,543
Furniture and fixtures	48,196	48,196
Vehicles	69,253	69,253
	215,032	210,992
Less: accumulated depreciation and amortization	(166,934)	(156,636)
	$48,098	$54,356

During the three months ended June 30, 2017 and 2016, depreciation expense amounted to $5,025 and $4,675, respectively. During the six months ended June 30, 2017 and 2016, depreciation expense amounted to $10,298 and $6,151, respectively.

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

Summarized financial information for EWV is as follows:

(Unaudited) March 31,
Balance Sheet	2017(a)
Current assets - cash	$4,179
Non-current assets:
Restricted cash	17,756,595
Facility under development and construction	11,556,784
Total Assets	$29,317,558
Current liabilities	$591,608
Non-current liabilities - Tax-exempt bonds, net of $1,616,131 of issuance costs	23,494,843
Membership equity	5,231,107
$29,317,558

Statement of Operations	Three Months ended March 31, 2017
Revenue	$-
Operating expenses	17,562
Loss from operations	(17,562)
Interest expense	16,835
Net loss	$(34,397)
Net loss attributable to BioHiTech Global, Inc. (17.2%)	$(5,916)
(a.)	The Company utilizes a three-month lag in reporting its share of equity income or loss in EWV.

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

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016, and as of June 30, 2017 and December 31, 2016 (Unaudited)

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

As of June 30, 2017, the financial statements include costs related to the New Windsor, NY site, including those related to the land option payments, legal costs and survey/engineering costs of $35,000, $10,371 and $29,595, respectively.

Note 9. Intangibles Assets, net

Intangible assets consist of the following:

	Useful Lives (Years)	Remaining Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2017:
Distribution agreements	10	2.4	$902,000	$(682,767)	$219,233
Website	3	-	23,388	(23,388)	-
Intangible assets, net			$925,388	$(706,155)	$219,233

December 31, 2016:
Distribution agreements	10	2.8	$902,000	$(637,667)	$264,333
Website	3	0.3	23,388	(20,679)	2,709
Intangible assets, net			$925,388	$(658,346)	$267,042

During the three months ended June 30, 2017 and 2016, amortization expense, included in depreciation and amortization of operating expenses, amounted to $23,310 and $24,499, respectively. During the six months ended June 30, 2017 and 2016, amortization expense, included in depreciation and amortization of operating expenses, amounted to $47,809 and $48,898, respectively.

At June 30, 2017, future annual estimated amortization expense is summarized as follows:

Year Ending December 31,
2017 (Remaining period)	$45,100
2018	90,200
2019	43,533
2020	20,200
2021	20,200
Total	$219,233

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016, and as of June 30, 2017 and December 31, 2016 (Unaudited)

Note 10. Risk Concentrations

The Company operates as a single segment on a worldwide basis through its subsidiaries, resellers and independent sales agents. Gross revenues and net non-current tangible assets on a domestic and international basis is as follows:

	United States	International	Total
2017:
Revenue, for the six months ended June 30, 2017	$893,341	$246,556	$1,139,897
Revenue, for the three months ended June 30, 2017	511,097	38,120	549,217
Non-current tangible assets, as of June 30, 2017	1,167,739	71,866	1,239,605

2016:
Revenue, for the six months ended June 30, 2016	$755,390	$158,619	$914,009
Revenue, for the three months ended June 30, 2016	$344,290	$106,991	$451,281
Non-current tangible assets, as of December 31, 2016	1,019,664	71,596	1,091,260

Major customers - During the three months ended June 30, 2017, no customers represented at least 10% of revenues. During the three months ended June 30, 2016, one customer accounted for at least 10% of revenues, accounting for 10% of revenues. During the six months ended June 30, 2017, no customers represented at least 10% of revenues. During the six months ended June 30, 2016, one customer accounted for at least 10% of revenues, accounting for 10% of revenues.

As of June 30, 2017, two customers represented at least 10% of accounts receivable, each accounting for 11% of accounts receivable. As of December 31, 2016, two customers represented at least 10% of accounts receivable, accounting for 22% and 10% of accounts receivable.

Vendor concentration - During the three months ended June 30, 2017, two vendors represented at least 10% of costs of revenue, each accounting for 17% of the combined cost of revenues and change in inventory. During the six months ended June 30, 2017, three vendors represented at least 10% of costs of revenue, accounting for 14%, 12% and 12% of the combined cost of revenues and change in inventory. During the three months ended June 30, 2016, two vendors represented at least 10% of costs of revenue, accounting for 42% (BioHiTech International, a 10% shareholder) and 32% of the combined cost of revenues and change in inventory. During the six months ended June 30, 2016, one vendor represented at least 10% of costs of revenue, accounting for 51% (BioHiTech International, a 10% shareholder) and 21% of the combined cost of revenues and change in inventory.

As of June 30, 2017, three vendors represented at least 10% of accounts payable, accounting for 26% (a 1.9% shareholder), 18% and 12% (BioHiTech International, a 10% shareholder) of accounts payable. As of December 31, 2016, two vendors represented at least 10% of accounts payable, accounting for 32% (a 1.9% shareholder) and 21% of accounts payable.

Note 11. Related Party Transactions

Related parties include Directors, Senior Management Officers, and shareholders, plus their immediate family, who own a 5% or greater ownership interest at the time of a transaction. The table below presents direct related party assets and liabilities and other transactions or conditions as of or during the periods indicated.

		June 30,	December 31,
		2017	2016
Assets:
Intangible assets, net	(a)	$219,233	$264,333

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016, and as of June 30, 2017 and December 31, 2016 (Unaudited)

		June 30,	December 31,
		2017	2016
Liabilities:
Accounts payable		218,005	85,374
Accrued interest payable		310,322	390,812
Long term accrued interest		339,667	187,667
Notes payable		275,000	275,000
Advance from related party	(b)	593,527	1,213,027
Promissory note - related parties	(c)	4,500,000	2,500,000
Series A - Unsecured subordinated convertible notes	(d)	2,250,000	2,250,000
Series B - Unsecured subordinated convertible notes	(e)	1,750,000	1,250,000
Series C – Convertible notes (face value)	(f)	640,000	-
Series V - Unsecured subordinated convertible notes	(g)	300,000	300,000
Other:
Line of credit guarantee	(h)	2,463,736	2,463,736

The table below presents direct related party expenses or transactions for the periods indicated. Compensation and related costs for employees of the Company are excluded from the table below.

		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Consulting revenue	(i)	$16,400	$13,840	$43,455	$28,340
S, G & A - Rent expense	(j)	13,246	13,050	26,492	26,100
Cost of revenues – Rent expense	(j)	10,810	-	21,620	-
S, G & A - Consulting expense	(a)	50,000	50,000	100,000	100,000
Interest expense		175,970	78,518	310,322	161,410
Cost of revenue, inventory or equipment on operating leases acquired	(a and k)	2,762	261,000	6,181	443,400

(a.)	Distribution Agreement - BioHiTech has an exclusive license and distribution agreement (the “License Agreement”) with BioHiTech International (“BHT-I”), a company owned by Chun-Il Koh, a BioHiTech shareholder and other unrelated parties.
(b.)	Advance from Related Party - The Company’s Chief Executive Officer has advanced the Company funds for operating and capital purposes. The advances bear interest at 13% and are unsecured and due on demand. There are no financial covenants related to this advance and there are no formal commitments to extend any further advances.
(c.)	Promissory Note - Related Party - On June 25, 2014, the Company initially entered into a secured promissory note with the Company’s Chief Executive Officer in the aggregate amount of $1,000,000 (the “Promissory Note”). This note has been amended most recently effective February 1, 2017. The amended note provides for up to $4,500,000 in borrowings, an interest rate of 13% per annum, which is subject to prospective reduction to 10% upon the Company’s completion of raising $7,500,000 in connection with an offering of unsecured subordinated convertible notes and warrants and is due on the earlier of (a) a change of control, (b) an event of non-payment default, (c) the two-year anniversary of the Promissory Note (February 1, 2019), or (d) a Qualified Financing. For purposes of the Promissory Note, a Qualified Financing is defined as the first issuance of debt or equity by the Company through which the Company received gross proceeds of a minimum of $5,000,000 from one or more financial institutions or accredited investors.
(d.)	Series A Unsecured Subordinated Convertible Notes and Warrants - In connection with the Company’s issuance of unsecured subordinated convertible notes and warrants in 2016, certain related parties participated in such offering.
(e.)	Series B Unsecured Subordinated Convertible Notes and Warrants - In connection with the Company’s issuance of unsecured subordinated convertible notes and warrants in 2016, certain related parties participated in such offering.
(f.)	Series C Convertible Notes and Warrants - In connection with the Company’s issuance of convertible notes and warrants in 2017, the Chief Executive Officer participated in such offering.

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016, and as of June 30, 2017 and December 31, 2016 (Unaudited)

(g.)	Series V Unsecured Subordinated Convertible Notes – In connection with the Company’s issuance of unsecured subordinated convertible notes in 2016, BioHiTech International, see note a, above, exchanged $300,000 in accounts payable by the Company for a $300,000 note.
(h.)	Line of Credit - Under the terms of the line of credit, several related parties have personally guaranteed the line and are contingently liable should the Company not meet its obligations under the line.
(i.)	Consulting Revenue – The Company provides environmental and project management consulting to Entsortga West Virginia LLC, an entity that the Company accounts for as an equity investment effective March 2017.
(j.)	Facility Lease - The Company leases its corporate headquarters and warehouse space from BioHiTech Realty LLC, a company owned by two stockholders of the Company, one of whom is the Chief Executive Officer. The lease expires in 2020, with a renewal option for an additional five-year period. Minimum lease payments as of June 30, 2017 under these operating leases are:

Year Ending December 31,
2017 (Remaining period)	$48,834
2018	98,524
2019	100,003
2020	41,926
Total	$289,287

(k.)	Inventory Acquisition – During 2016 the Company commenced acquiring certain sub-assemblies for final assembly by the Company from a company controlled by a 1.9% shareholder of BioHiTech, which are not included in related party disclosures.

Note 12. Debt

Notes, lines, advances and long term debts are comprised of the following:

	June 30, 2017		December 31, 2016
	Total	Related Party*	Total	Related Party*
Line of credit	$2,463,736	$-	$2,463,736	$-
Unsecured subordinated mandatorily convertible notes:
Series A	3,359,468	2,250,000	3,310,500	2,250,000
Series B	1,870,634	1,750,000	1,220,634	1,250,000
Series V	425,000	300,000	425,000	300,000
Convertible note	160,011	-	-	-
Convertible note – Series C	720,735	640,000	-	-
Promissory note - related party	4,500,000	4,500,000	2,500,000	2,500,000
Notes payable	375,000	275,000	375,000	275,000
Advances	593,527	593,527	1,213,027	1,213,027
Long term debt - other, current and long term portion	15,344	-	19,573	-

*Related party debt is presented at mature face value.

Series B Unsecured Subordinated Convertible Promissory Notes – During the six months ended June 30, 2017, the Company entered into a series of Securities Purchase Agreements (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to sell and the Investors agreed to purchase in a private placement offering (the “Private Placement”) units (the “Units”) in the aggregate offering amount of $650,000, including $500,000 who were also shareholders and officers of the Company.

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016, and as of June 30, 2017 and December 31, 2016 (Unaudited)

Convertible Note – Effective March 30, 2017 the Company entered into a Securities Purchase Agreement, a Convertible Note with a maximum funding amount of $550,000 and Warrants with Vista Capital Investments LLC (“Vista”). As of March 31, 2017, in exchange for $100,000, Vista received a $110,000 face value note, which included a beneficial conversion feature valued at $4,014, a warrant for 24,750 shares of common stock valued at $16,043 utilizing the Black–Scholes–Merton model utilizing a stock price of $2.954 on the date of the grant, an exercise price of $4.00, a standard deviation (volatility) of 31.43%, a risk-free interest rate of 2.88% with a term of 5 years. As of June 26, 2017, in exchange for an additional $100,000, the face value note outstanding was $220,000; this additional $100,000 funding also included a beneficial conversion feature valued at $1,930, a warrant for 24,750 shares of common stock valued at $16,360 utilizing the Black–Scholes–Merton model utilizing a stock price of $2.98 on the date of the grant, an exercise price of $4.00, a standard deviation (volatility) of 31.43%, a risk-free interest rate of 2.88% with a term of 5 years.

The note allows for fundings representing up to $550,000 in original principal amount notes with interest at 9.5%, of which $220,000 is outstanding as of June 30, 2017. Each funding matures in seven months from the time of the funding, accordingly the funding of March 31, 2017 matures on October 31, 2017 and the funding of June 26, 2017 matures January 26, 2018. The note is convertible into common shares of the Company at $2.85 per share at any time there is an outstanding balance. In the event that the note is in default, the conversion price will equal 65% of the lowest closing price occurring during 25 consecutive trading days immediately preceding the conversion date. Events of default include: failure to pay the holder of the note any amount outstanding, a failure to convert shares exercised, any bankruptcy or bankruptcy-like actions against the Company, defaults on other obligations, a suspension of trading of the Company’s common stock, loss of DTC eligible status, delinquent Securities & Exchange Commission (“SEC”) filings, failure to reserve and keep available up to four times the full number of shares into which the note is convertible and the inability of the Company top comply with the provisions of SEC Rule 144.

The total related warrants outstanding provide for the acquisition of up to 49,500 share of common stock at $4.00 per share and expire in five years from the date of issuance.

Series C Convertible Notes and Warrants - On May 24, 2017 the Company entered into a series of Securities Purchase Agreements (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to sell and the Investors agreed to purchase units (the “Units”) in the aggregate offering amount of $940,000. The aggregate offering amount included $640,000 from the Company’s Chief Executive Officer. Each Unit, in the minimum subscription amount of $100,000 is comprised of an Original Issue Discount Convertible Promissory Note (the “Note,” collectively, the “Notes”) and warrants (the “Warrants”) to purchase shares of the Registrant’s common stock, par value $0.0001 per share (the “Common Stock”). Each Note bears interest at the rate of 3.5 % per annum, has been issued with an original issue discount of 10% and is due on May 24, 2018 (the “Maturity Date”). The Notes are secured by any proceeds received by the Registrant from its investments in Entsorga West Virginia, LLC and Apple Valley Waste Conversions, LLC, (“AVWC”) and the membership interests in AVWC. The Notes are convertible at the option of the Investors, at any time up to and including the Maturity Date, into shares of Common Stock equal to the outstanding principal amount under the Note, plus any accrued and unpaid interest, divided by a conversion price (the “Conversion Price”) equal to $3.00 per share. The Warrants are exercisable for a period of five years into a number of shares of Common Stock equal to 50% of the number of shares of Common Stock into which the Notes are convertible at an exercise price equal to $3.75 per share. The Purchase Agreement also provides the Investors the right to participate in up to 20% of the future external financing for the Registrant’s equity investment in up to six future High Efficiency Biological Treatment (HEBioT) facilities. The Purchase Agreement contains customary representations, warranties and covenants of the Registrant and the Investors for like transactions.

As of June 30, 2017, the Notes reflect an: original issue discount of $94,000, beneficial conversion feature of valued at $15,666 and warrants for 156,667 shares of common stock valued at $118,174 utilizing the Black–Scholes–Merton model utilizing a stock price of $3.05 on the date of the grant, an exercise price of $3.75, a standard deviation (volatility) of 31.1%, a risk-free interest rate of 2.75% with a term of 5 years, net of discount amortization of $8,575. The Black-Scholes option valuation model was used to estimate the fair value of the warrants and conversion options. The model includes subjective input assumptions that can materially affect the fair value estimates. The Company determined the fair value of the Monte Carlo Model and the Black-Scholes-Merton Valuation Model to be materially the same. Conversion options are recorded as debt discount and are amortized as interest expense over the life of the underlying debt instrument.

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016, and as of June 30, 2017 and December 31, 2016 (Unaudited)

Maturities of Promissory Notes, Convertible Notes, Long Term Debt and Unsecured Subordinated Convertible Notes – as of June 30, 2017, excluding discounts and deferred finance costs, which are being amortized as interest expense, are as follow:

Year Ending December 31,	Amortizing	Non- Amortizing*	Non-Amortizing Mandatorily Convertible*	Total
2017 (Remaining period)	$4,297	$485,000	$-	$489,297
2018	5,410	1,050,000	5,725,000	6,780,410
2019	5,199	4,500,000	-	4,505,199
2020	438	-	-	438
Total	$15,344	$6,035,000	$5,725,000	$11,775,344

* Certain non-amortizing notes are subject to earlier maturities. The table above presents all non-amortizing notes at their time period based maturity condition.

Interest Expense - All interest on the Company’s various debts, including coupon and amortization of discounts and deferred financing costs are recognized as interest expense in the accompanying consolidated financial statements.

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

Shareholder Awareness Consulting Agreement – During 2017, the Company entered into a ninety-day consulting agreement for shareholder awareness. The contract provided for 100,000 shares of the Company’s restricted common stock that will vest over the ninety-day period. During the three months ended March 31, 2017 and three months ended June 30, 2017, 89,063 shares were earned at a cost of $267,094, and 10,937 shares were earned at a cost of $35,274, respectively. The Contract also provided for the granting of a warrant for 100,000 shares of common stock. The warrant was initially valued at $105,188 utilizing the Black–Scholes–Merton model utilizing a stock price of $3.00 on the date of the initial estimation of the liability in the second quarter of 2017 utilizing the Black–Scholes–Merton model utilizing, an exercise price of $2.75, a standard deviation (volatility) of 31.11%, a risk-free interest rate of 2.75% with a term of 5 years. The costs reflect the vesting of such shares based upon the daily closing prices of the Company’s common stock and the estimated valuation of the warrant, which are reflected as professional fees and an increase to additional paid in capital. During the second quarter of 2017, the warrant was issued and the valuation at the time of issuance resulted in a $1,999 change in the fair value of the warrant, which has been expensed as a non-operational expense.

Subsequent to June 30, 2017, the Company and the consultant agreed to new terms to extend the contract through September 30, 2017. Under the terms of the extension, in addition to cash fees, the Company agreed to grant the consultant an additional 75,000 shares that will be earned over the term of the contract, from the date that the initial contract expired. Through June 30, 2017, the consultant has earned 34,884 shares with a cost of $102,670, which has been reflected as professional fees and an increase to additional paid in capital.

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

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016, and as of June 30, 2017 and December 31, 2016 (Unaudited)

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

Note 14. Equity Incentive Plans

During 2015, the Company established the BioHiTech Global, Inc. 2015 Equity Incentive Plan, which is available to eligible employees, directors, consultants and advisors of the Company and its affiliates. The plan allows for the granting of incentive stock options, nonqualified stock options, reload options, stock appreciation rights, and restricted stock representing up to 750,000 shares. The Plan is administered by the board of directors. Effective March 1, 2016, the Company granted nonqualified options for 371,250 shares. Effective April 15, 2016, the Company granted 347,500 restricted stock units. As of June 30, 2017, there were 102,429 shares available under the Plan for future grants. There have been no grant awards made during the six months ended June 30, 2017. Compensation expense related to the options and restricted stock units was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	$28,903	$36,476	$46,997	$174,865
Restricted stock units	114,053	175,767	183,984	175,767
	$142,956	$212,243	$230,981	$350,632

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2017:

	Total Number of Options	Number of Exercisable Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	363,750	90,418	$3.75	9.17	-
Granted or vested	-	79,091	$3.75	8.67	-
Exercised	-	-	-	-	-
Forfeited or canceled	(37,291)	(11,805)	3.75	-	-
Outstanding at June 30, 2017	326,459	157,704	$3.75	8.67	$-

The following table summarizes the Company’s restricted stock unit activity for the six months ended June 30, 2017:

Number of Shares
Unvested balance at December 31, 2016	331,667
Granted	-
Vested	-
Forfeited or Canceled	(10,555)
Unvested balance at June 30, 2017	321,112

At the Annual Shareholders Meeting on June 7, 2017 the shareholders approved the 2017 Executive Incentive Plan that allows for the granting of awards for up to 1,000,000 shares of the Company’s common stock. No grants under the plan have been made as of June 30, 2017.

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016, and as of June 30, 2017 and December 31, 2016 (Unaudited)

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

Note 16. Operating Leases

The Company rents its headquarters and attached warehousing space from a related party (see Note 11) and their research and development office from an unrelated party under operating leases. The research and development office lease commenced in October 2015 and will expire in 2018, subject to one renewal option for an additional one-year period. The total future minimum lease payments under these leases as of June 30, 2017 is:

Year Ending December 31,
2017 (Remaining period)	60,125
2018	115,711
2019	100,003
2020	41,926
Total	$317,765

Total rent expense under all operating leases amounted to $32,830 and $28,682 for the three months ended June 30, 2017 and 2016, respectively. Total rent expense under all operating leases amounted to $65,781 and $48,133 for the six months ended June 30, 2017 and 2016, respectively.

Note 17. Supplemental Consolidated Statement of Cash Flows Information

Cash flows of non-cash operating assets and liabilities, as well as other supplemental disclosures, are as follows:

	Six Months Ended June 30,
	2017	2016
Cash flows of operating assets and liabilities:
Accounts and note receivable	$(24,740)	$59,272
Inventory	(18,019)	(706,995)
Prepaid expenses and other assets	(22,716)	14,144
Accounts payable	181,483	251,949
Accrued interest payable	544,299	(9,485)
Accrued expenses	15,510	(61,050)
Deferred revenue	23,945	42,820
Customer deposits	(6,037)	140,028
Net cash flows of operating assets and liabilities	$693,725	$(269,317)

Supplementary cash flow information:
Cash paid during the year for:
Interest	$55,035	$55,415
Income taxes	-	-

Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Transfer of inventory to leased equipment	$307,961	$274,350
Accrued interest added to principle of promissory note - related party	-	263,027
Conversion of advances from related party to promissory note	576,000	-

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016, and as of June 30, 2017 and December 31, 2016 (Unaudited)

Note 18. Recent Accounting Pronouncements

During the six months ended June 30, 2017, the Company implemented the following recent accounting pronouncements:

Stock Compensation - In March 2016, FASB issued ASU No. 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (Topic 718). The amendments in this ASU is to significantly reduce the complexity and cost of accounting for excess tax benefits and tax deficiencies related to employee share-based payment transactions, which include restricted stock and stock options. Also, ASU No. 2016-09 requires an entity to run excess tax benefits and deficiencies through its income statement, which in effect eliminates the concept of additional paid-in capital. This new guidance was implemented during the first quarter of 2017 and its implementation did not have a material impact on the financial statements.

Inventory - In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires inventory measured using any method other than last-in, first out (“LIFO”) or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. This new guidance was implemented during the first quarter of 2017 and its implementation did not have a material impact on the financial statements.

Statement of Cash Flows – In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The update amends the guidance in Accounting Standards Codification 230, Statement of Cash Flows, and clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. The Company elected to early adopt this new guidance during the first quarter of 2017 and its implementation did not have a material impact on the financial statements.

Accounting for Certain Financial Instruments with Down Round Features - In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-11—Earnings Per Share (Topic 260), Distinguishing Liabilities From Equity (Topic 480), and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 eliminates the requirement that a down round feature precludes equity classification when assessing whether an instrument is indexed to an entity’s own stock. A freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The effective date for ASU 2017-11 is for annual or any interim periods beginning after December 15, 2018. Early adoption is permitted. The Company implemented this ASU on a retrospectively basis as of January 1, 2017 and April 1, 2017. Since there was no reduction of the conversion price and exercise price of the warrants associated with the Notes, there is no impact upon implementation of ASU 2017-11 to the condensed consolidated financial statements.

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

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016, and as of June 30, 2017 and December 31, 2016 (Unaudited)

Leases - In February 2016, the FASB issued new lease accounting guidance (ASU No. 2016-02, Leases). Under the new guidance, at the commencement date, lessees will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is not applicable for leases with a term of 12 months or less. Lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company will evaluate the effects, if any, that adoption of this ASU will have on its consolidated financial position or results of operations.

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

Advance from Related Parties – Subsequent to June 30, 2017, the Chief Executive Officer advanced the Company additional working capital funds of $75,000 which are due on demand and carry an interest rate of 13%.

Series C Convertible Notes and Warrants – Subsequent to June 30, 2017, the Company entered into securities puchase agreements with four accredited investors for the issuance of convertible notes amounting to $310,000 and warrants to acquire shares of common stock.

Series D Unsecured Convertible Notes and Warrants – Subsequent to June 30, 2017, the Company entered into a series of Securities Purchase Agreements (the “Purchase Agreement”) with seven accredited investors (the “Investors”), pursuant to which the Company agreed to sell and the Investors agreed to purchase units (the “Units”) in the aggregate offering amount of $940,000, including $140,000 of payment in kind. Units aggregating $225,000 were with related parties. Each Unit is comprised of a mandatorily Convertible Promissory Note (the “Note”) and Warrants (the “Warrants”) to purchase shares of the Registrant’s common stock, par value $0.0001 per share (the “Common Stock”). Prior to maturity, an Investor may elect, at its option and in its sole discretion, to convert all or a portion of the outstanding principal amount under the Note, plus any accrued and unpaid interest, into a number of shares of Common Stock at a conversion price equal to $2.75 per share. Each Note bears interest at the rate of 8% per annum and is due on the earlier of: (i) July 6, 2019; (ii) the date the Common Stock is listed on The Nasdaq Stock Market or NYSE MKT (the “Listing”); or (iii) a “Change of Control” of the Registrant which is defined as a liquidation, dissolution, winding up, change in voting control, or sale of all or substantially all of the Registrant’s assets (the “Maturity”). At Maturity, each Note is convertible into shares of Common Stock equal to the outstanding principal amount under the Note, plus any accrued and unpaid interest, divided by a conversion price (the “Conversion Price”) equal to the lowest of: (i) the trading price on the date of the Listing; (ii) the price per share paid by investors in a subsequent underwritten public offering in connection with the Listing; (iii) the lowest price paid by investors in a subsequent offering of the Registrant’s securities; (iv) the per share price in a Change of Control transaction; or (v) $2.75 per share. The Warrants are exercisable for a period of five years into a number of shares of Common Stock equal to the number of shares of Common Stock into which such Investor’s Note is convertible at an exercise price equal to 120% of the Conversion Price.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Form 10K, as filed with the United States Securities and Exchange Commission, or the SEC, on March 30, 2017.

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

Also during 2016, the Company expanded from its technology-digester single product line by starting strategic initiatives in Mechanical Biological Treatment (“MBT”) facilities that rely upon High Efficiency Biological Treatment (“HEBioT”) to process waste at the municipal or regional level converting a significant portion of intake into a United States EPA recognized alternative commodity fuel.

During March 2017, the Company consummated its 17.2% investment in Entsorga West Virginia, LLC, the first HEBioT plant in the United States, which is presently under construction and anticipated to become operational during 2017.

During April 2017, the Company executed an agreement to acquire a site for the second HEBioT facility to be located in New Windsor, New York. This agreement provides for a purchase price of the property of $1,092,000, subject to reduction for option payments made by the Company in the monthly amount of $3,500 for the first 12 months and $6,000 per month for the following 12 months, until the closing. The purchase of the property is contingent upon the Company obtaining: necessary permits to allow construction of a Mechanical Biological Treatment (“MBT”) facility; approvals from state and local authorities; financing for the construction of the MBT facility; contracts for offtake of Solid Recovered Fuel; and the satisfaction of the Company’s due diligence investigation of the property. The contract also contains customary representations warranties and covenants of the parties for like transactions.

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

Revolution Series Digester ®

The Revolution Series Digester®, which became commercially available in March 2017, is the Company’s new sustainable food waste disposal solution designed for lower volume food waste generators. Our Revolution Series of Digesters may be used by full and quick service restaurants, coffee shops, hospitality companies and other specialty food service establishments that generate lesser volumes of waste than those that the Eco-Safe Digester is more suitable for. This sub-segment of the food services industry is estimated to have more than 1.5 million locations.

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

In connection with a professional services agreement, a warrant liability for an agreement to issue warrants that were not issued as of March 31, 2017 has been recognized with a fair value of $105,188 on March 31, 2017 based upon utilization of the Black–Scholes–Merton model utilizing a stock price of $2.954 on the date of the grant, an exercise price of $2.75, a standard deviation (volatility) of 31.43%, a risk free interest rate of 2.88% with a term of 5 years. Subsequently, the warrant was issued and a loss of $1,999 was recognized in May 2017 based upon a stock price of $3.00 on the date of the grant, an exercise price of $2.75, a standard deviation (volatility) of 31.11%, a risk free interest rate of 2.75% with a term of 5 years

Equity Method Based Investments - The Company utilizes the equity method of accounting for investments in companies if the investment provides the ability to exercise significant influence, but no control, over operating and financial policies of the investee. The Company’s proportionate share of net income or loss is included in the Company’s consolidated operations as earning or loss from unconsolidated equity basis investments.

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

Results of Operations

Results of operation for the three months ended June 30, 2017 compared to the three months ended June 30, 2016

Summary Results

	Three Months Ended June 30,
	2017		2016
Revenue	$549,217	100.0%	$451,281	100.0%
Cost of revenue	379,421	69.1	361,334	80.1
Gross profit	169,796	30.9	89,947	19.9
Operating expenses	1,666,607	303.4	1,625,825	360.2
Loss from operations	(1,496,811)	(272.5)	(1,535,878)	(340.3)
Other expenses	382,090	69.6	182,853	40.6
Net loss	$(1,878,901)	(342.1)%	$(1,718,731)	(380.9)%

For the three months ended June 30, 2017 total revenue increased by 21.7% over the comparable 2016 period. This increase was driven by a 10.6% increase in rental, services and parts and a 52.5% increase in equipment sales, which was driven by international and domestic reseller activity that continues to be predominantly sales based.

Gross margin improved from 19.9% overall for the three months ended June 30, 2016 to 30.9% for the comparable 2017 period with improvements in both product and service revenues.

Revenue by Type

The following table breaks down revenue by type:

	Three Months Ended June 30,
	2017		2016
Rental, service and maintenance	$366,812	66.8%	$331,692	73.5%
Equipment sales	182,405	33.2	119,589	26.5
	$549,217	100.0%	$451,281	100.0%

Total revenue increased by $97,936, or 21.7%, from the three months ended June 30, 2016 to the three months ended June 30, 2017. Within revenue, services and maintenance increased by 10.6% from the three months ended June 30, 2016 to the three months ended June 30, 2017, while equipment sales increased by 52.5%. As a percentage of total revenue, rental, service and maintenance decreased to 66.8% of revenue for the three months ended June 30, 2016, as compared to 73.5% for the comparable 2016 period, while equipment sales as a percentage of revenue increased to 33.2% from 26.5%, respectively. This increase in equipment sales was primarily attributable to an increase in international reseller activity in areas where the rental market is not as well recognized as the retail sales model.

Rental, service and maintenance revenue increased by $35,120, or 10.6%, from the three months ended June 30, 2016 to the three months ended June 30, 2017. This increase is primarily driven by a greater number of rented units.

Equipment sales increased by $62,816, or 52.5%, from the three months ended June 30, 2016 to the three months ended June 30, 2017. This increase was due to an increase in unit sales to distributors and international customers.

Cost of Revenue

The following table breaks down cost of revenue by type:

	Three Months Ended June 30,
	2017		2016
Rental, service and maintenance	$272,757	71.9%	$254,617	70.5%
Equipment sales	106,664	28.1	106,717	29.5
	$379,421	100.0%	$361,334	100.0%

Cost of revenue mainly consists of the cost of acquiring digester units that are sold, depreciation expense on rental units, warehousing, installation, maintenance, parts and shipping costs, as well as related salary and employee costs. Total costs of revenue increased by $18,087, or 5.0%, from the three months ended June 30, 2016 to the three months ended June 30, 2017, a period during which revenues increased by 21.7% primarily due to the change in mix of revenue between equipment sales and rental, service and parts and improved margins in both lines of business.

Rental, service and maintenance costs of revenue increased by $18,140, or 7.1% (as compared to a 10.6% increase in rental, service and maintenance revenue) from the three months ended June 30, 2016 to the three months ended June 30, 2017.

	Three Months Ended June 30,
	2017		2016
Labor related costs	$67,478	24.7%	$13,963	5.5%
Depreciation	69,377	25.4	90,706	35.6
Contracted services	40,243	14.8	46,243	18.2
Parts and maintenance supplies	95,659	35.1	103,705	40.7
	$272,757	100.0%	$254,617	100.0%

Labor related costs increased by $53,515, or 383.3% from the three months ended June 30, 2016 to the three months ended June 30, 2017, due to the addition of staff focused on proactive customer involvement in the use, care and maintenance of our digesters with the goal of improving our infrastructure to support significant growth. Contracted services decreased by $6,000 or 13.0% from the three months ended June 30, 2016 to the three months ended June 30, 2017. Depreciation decreased by $21,329 or 23.5% from the three months ended June 30, 2016 to the three months ended June 30, 2017, due to a portion of the leasing pool no longer having depreciation charges. Parts and maintenance supplies decreased by $8,046 or 7.8% from the three months ended June 30, 2016 to the three months ended June 30, 2017, due to decreased overhead costs.

Equipment sales cost of revenue decreased by $53 from the three months ended June 30, 2016 to the three months ended June 30, 2017 due to a change in the mix of digesters sold.

Gross Profit

The following table breaks down gross profit by type:

	Three Months Ended June 30,
	2017		2016
Rental, service and maintenance	$94,055	55.4%	$77,075	85.7%
Equipment sales	75,741	44.6	12,872	14.3
	$169,796	100.0%	$89,947	100.0%

The following table breaks down gross margin by type:

	Three Months Ended June 30,
	2017	2016
Rental, service and maintenance	25.6%	23.2%
Equipment sales	41.5	10.8
Total	30.9%	19.9%

Rental, service and maintenance gross margin Increased by 2.4% to 25.6% for the three months ended June 30, 2017 primarily due to higher volumes of covered equipment offset in-part by our investment in staff to support growth.

Equipment sales gross margin increased by 30.7% to 41.5% for the three months ended June 30, 2017 primarily due to all 2017 sales involving new machines, that generally have higher gross margin rates, rather than a mix of new and used.

Operating expenses

The following table breaks down operating expenses by type:

	Three Months Ended June 30,
	2017		2016
Selling, general and administrative	$1,057,223	63.4%	$1,159,598	71.3%
Research and development	216,822	13.0	235,164	14.5
Professional fees	364,227	21.9	201,889	12.4
Depreciation and amortization	28,335	1.7	29,174	1.8
Total	$1,666,607	100.0%	$1,625,825	100.0%

Selling, general and administrative expenses decreased by $102,375, or 8.8% from the three months ended June 30, 2016 to the three months ended June 30, 2017. The following table breaks down the major categories of selling, general and administrative expenses:

	Three Months Ended June 30,
	2017		2016
Personnel	$847,212	80.1%	$876,273	75.6%
Facility and office costs	83,806	7.9	84,318	7.3
Sales and marketing	139,117	13.2	87,182	7.5
Other	(12,912)	(1.2)	111,825	9.6
Total	$1,057,223	100.0%	$1,159,598	100.0%

Personnel related expenses decreased by $29,061 or 3.3% from the three months ended June 30, 2016 to the three months ended June 30, 2017. This decrease was the result of a decrease in stock based compensation costs exceeding costs of new employees. Sales and Marketing increased by $51,935 or 59.6% primarily due to increased travel and trade show costs related to both the digesters and MBT lines of business. Other expenses decreased by $124,737 or 112.5% from the three months ended June 30, 2016 to the three months ended June 30, 2017 to result in a net recovery of $12,912, which was the result a reversal of un-hedged foreign exchange losses that were incurred in 2016 incurred between the US companies and the United Kingdom operation of $68,772 and a reduction in provision for bad debts of $65,877.

Research and development expenses decreased by $18,342, or 7.8% from the three months ended June 30, 2016 to the three months ended June 30, 2017. This decrease was primarily driven a decrease in personnel expenses offset in part by increased external costs relating to the development of the Revolution Series of digesters.

Professional fees increased by $162,338, or 80.4% from the three months ended June 30, 2016 to the three months ended June 30, 2017. The following table breaks down the major categories of professional fees:

	Three Months Ended June 30,
	2017		2016
Investor relations and shareholder awareness	$195,900	53.8%	$56,459	28.0%
Audit and accounting services	71,825	19.7	34,096	16.9
Legal	45,221	12.4	63,464	31.4
Marketing and communications	51,281	14.1	47,870	23.7
Total	$364,227	100.0%	$201,889	100.0%

Professional fees increased primarily due investor relations and shareholder awareness services focused on improved liquidity of the Company’s common stock.

Results of operation for the six months ended June 30, 2017
compared to the six months ended June 30, 2016

Summary Results

	Six Months Ended June 30,
	2017		2016
Revenue	$1,139,897	100.0%	$914,009	100.0%
Cost of revenue	770,851	67.6	709,900	77.7
Gross profit	369,046	32.4	204,109	22.3
Operating expenses	3,598,133	315.7	3,200,025	350.1
Loss from operations	(3,229,087)	(283.3)	(2,995,916)	(327.8)
Other expenses	678,347	59.5	331,657	36.3
Net loss	$(3,907,434)	(342.8)%	$(3,327,573)	(364.1)%

For the six months ended June 30, 2017 total revenue increased by 24.7% over the comparable 2016 period. This increase was driven by a 13.8% increase in rental, services and parts and a 50.0% increase in equipment sales, which was driven by international and domestic reseller activity that continues to be predominantly sales based.

Gross margin improved from 22.3% overall for the six months ended June 30, 2016 to 32.4% for the comparable 2017 period with improvements in both product and service revenues.

Operating expenses increased by 12.4% to $3,598,133 for the six months ended June 30, 2017, which reflect an increase professional fees of $476,116 related to supporting shareholder awareness and other professional services.

Revenue by Type

The following table breaks down revenue by type:

	Six Months Ended June 30,
	2017		2016
Rental, service and maintenance	$725,348	63.6%	$637,555	69.8%
Equipment sales	414,549	36.4	276,454	30.2
	$1,139,897	100.0%	$914,009	100.0%

Total revenue increased by $225,888, or 24.7%, from the six months ended June 30, 2016 to the six months ended June 30, 2017. Within revenue, services and maintenance increased by 13.8% from the six months ended June 30, 2016 to the six months ended June 30, 2017, while equipment sales increased by 50.0%. As a percentage of total revenue, rental, service and maintenance decreased to 63.6% of revenue for the six months ended June 30, 2016, as compared to 69.8% for the comparable 2016 period, while equipment sales as a percentage of revenue increased to 36.4% from 30.2%, respectively. This increase in equipment sales was primarily attributable to an increase in reseller activity.

Rental, service and maintenance revenue increased by $87,793, or 13.8%, from the six months ended June 30, 2016 to the six months ended March 31, 2017. This increase is primarily driven by a greater number of rented units.

Equipment sales increased by $138,095, or 50.0%, from the six months ended June 30, 2016 to the six months ended June 30, 2017. This increase was due to an increase in unit sales to distributors and international customers.

Cost of Revenue

The following table breaks down cost of revenue by type:

	Six Months Ended June 30,
	2017		2016
Rental, service and maintenance	$531,697	69.0%	$505,727	71.2%
Equipment sales	239,154	31.0	204,173	28.8
	$770,851	100.0%	$709,900	100.0%

Cost of revenue mainly consists of the cost of acquiring digester units that are sold, depreciation expense on rental units, warehousing, installation, maintenance, parts and shipping costs, as well as related salary and employee costs. Total costs of revenue increased by $60,951, or 8.6%, from the six months ended June 30, 2016 to the six months ended June 30, 2017, primarily due to the change in mix of revenue between equipment sales and rental, service and parts and improved margins in both lines of business.

Rental, service and maintenance costs of revenue increased by $25,970, or 5.1% (as compared to a 13.8% increase in rental, service and maintenance revenue) from the six months ended June 30, 2016 to the six months ended June 30, 2017.

	Six Months Ended June 30,
	2017		2016
Labor related costs	$123,216	23.1%	$72,426	14.3%
Depreciation	143,957	27.1	150,320	29.7
Contracted services	78,848	14.8	100,443	19.9
Parts and maintenance supplies	185,676	34.9	182,538	36.1
	$531,697	100.0%	$505,727	100.0%

Labor related costs increased by $50,790, or 70.1% from the three months ended June 30, 2016 to the three months ended June 30, 2017, due to the addition of staff focused on proactive customer involvement in the use, care and maintenance of our digesters with the goal of improving our infrastructure to support significant growth. Parts and maintenance supplies increased by $3,138 or 1.7% from the six months ended June 30, 2016 to the six months ended June 30, 2017.

Equipment sales cost of revenue increased by $34,981 or 17.1% from the six months ended June 30, 2016 to the six months ended June 30, 2017 due to increased sales, which increased by 24.7% over the same period.

Gross Profit

The following table breaks down gross profit by type:

	Six Months Ended June 30,
	2017		2016
Rental, service and maintenance	$193,651	52.5%	$131,828	64.6%
Equipment sales	175,395	47.5	72,281	35.4
	$369,046	100.0%	$204,109	100.0%

The following table breaks down gross margin by type:

	Six Months Ended June 30,
	2017	2016
Rental, service and maintenance	26.7%	20.7%
Equipment sales	42.3	26.2
Total	32.4%	22.3%

Rental, service and maintenance gross margin Increased by 6.0% to 26.7% for the six months ended June 30, 2017 primarily due to higher volumes of covered equipment and reduced maintenance costs.

Equipment sales gross margin increased by 16.1% to 42.3% from 26.2% primarily due to primarily due to all 2017 sales involving new machines, that generally have higher gross margin rates, rather than a mix of new and used.

Operating expenses

The following table breaks down operating expenses by type:

	Six Months Ended June 30,
	2017		2016
Selling, general and administrative	$2,121,852	59.0%	$2,188,248	68.4%
Research and development	404,324	11.2	419,095	13.1
Professional fees	1,013,850	28.2	537,734	16.8
Depreciation and amortization	58,107	1.6	54,948	1.7
Total	$3,598,133	100.0%	$3,200,025	100.0%

Selling, general and administrative expenses decreased by $66,396, or 3.0% from the six months ended June 30, 2016 to the six months ended June 30, 2017. The following table breaks down the major categories of selling, general and administrative expenses:

	Six Months Ended June 30,
	2017		2016
Personnel	$1,687,020	79.5%	$1,692,276	77.4%
Facility and office costs	173,474	8.2	177,720	8.1
Sales and marketing	243,965	11.5	173,314	7.9
Other	17,393	0.8	144,938	6.6
Total	$2,121,852	100.0%	$2,188,248	100.0%

Sales and Marketing increased by $70,651 or 40.8% primarily due to increased travel and trade show costs related to both the digesters and MBT lines of business. Other expenses decreased by $127,545 or 88.0% from the six months ended June 30, 2016 to the six months ended June 30, 2017, which was the result a reversal of un-hedged foreign exchange losses that were incurred in 2016 incurred between the US companies and the United Kingdom operation of $91,814 and a reduction in provision for bad debts of $32,531.

Research and development expenses decreased by $14,771, or 3.5% from the six months ended June 30, 2016 to the six months ended June 30, 2017. This decrease was primarily driven by a reduction in external costs that were associated with the final manufacturing development of the Revolution line in the first quarter of 2017.

Professional fees increased by $476,116, or 88.5% from the six months ended June 30, 2016 to the six months ended June 30, 2017. The following table breaks down the major categories of professional fees:

	Six Months Ended June 30,
	2017		2016
Investor relations and shareholder awareness	727,667	71.8%	128,959	24.0%
Audit and accounting services	152,157	15.0	201,311	37.4
Legal	$71,695	7.1	$143,562	26.7
Marketing and communications	62,331	6.1	63,902	11.9
Total	$1,013,850	100.0%	$537,734	100.0%

Professional fees increased primarily due investor relations and shareholder awareness services focused on improved liquidity of the Company’s common stock.

Liquidity and Capital Resources

Since inception, the Company has sustained substantial losses. The Company has an accumulated deficit of $24,979,600, a shareholders’ deficit of $14,470,591 and a working capital deficit of $6,782,719 as of June 30, 2017.

The cash on hand is insufficient for us to continue our operations through August 2018. While the Company continues to seek investors under the private offerings and other financing alternatives, if the Company is unable to obtain debt or equity financing to meet its cash needs, it may have to severely limit, its business plan by reducing the funds it hopes to expend on its business plan.

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

The table below presents borrowings, debts and advances as of June 30, 2017, along with their stated maturities along with the amount due at maturity. The line of credit, with an outstanding balance of $2,463,736 has an additional $36,264 available under its $2,500,000 facility.

	June 30,	Due in:
	2017	2017	2018	2019	Thereafter
Secured line of credit, prime plus 0.5%*	$2,463,736	$2,463,736	$-	$-	$-
Advances, unsecured, 13%	593,527	593,527	-	-	-
Promissory note, 13%	4,500,000	-	-	4,500,000	-
Series A convertible notes, 8%**	3,400,000	-	3,400,000	-	-
Series B convertible notes, 8%**	1,750,000	-	1,750,000	-	-
Series V convertible notes, 8%**	425,000	-	425,000	-	-
Series C convertible notes, 3.5%	940,000	-	940,000	-	-
Promissory notes, unsecured, 10%	375,000	375,000	-	-	-
Convertible note, 9.5%	220,000	110,000	110,000	-	-
Other notes, secured, 1.9 to 4.98%	15,344	4,297	5,410	5,199	438
Total	$14,682,607	$3,546,560	$6,630,410	$4,505,199	$438
Related party included above	$10,308,527	$868,527	$4,940,000	$4,500,000	$-

*           The line of credit, which does not have any operating financial covenants, is guaranteed by several related parties and is excluded from the related party amount included above, as the guarantee is secondary to the primary borrower.

**          Mandatorily convertible into common stock

Cash and Cash Equivalents

As of June 30, 2017 and December 31, 2016, the Company had cash balances of $150,457 and $325,987, respectively.

Cash Flows

Cash Flows from Operating Activities

We used $2,153,367 of cash in operating activities during the six months ended June 30, 2017, a decrease of $825,880 from $2,979,247 of cash used in operating activities during the six months ended June 30, 2016. Our net loss during the six months ended June 30, 2017 of $3,907,434 reflected non-cash expenses totaling $1,060,342, including $518,267 in stock based employee compensation and fees paid in stock and warrants; $202,064 of depreciation and amortization and $71,903 of amortization of discounts on debt and deferred financing costs. Changes in operating assets and liabilities provided $693,735 of cash during the six months ended June 30, 2017. Our net loss during the six months ended June 30, 2016 of $3,907,434 was impacted by $205,268 of depreciation and amortization, $350,632 from stock based employee compensation. Changes in operating assets and liabilities utilized $269,317 of cash during the six months ended June 30, 2016.

Cash Flows from Investing Activities

Cash used in investing activities amounted to $1,099,683 for the six months ended June 30, 2017, compared to $3,825 for the six months ended June 30, 2016, a change of $1,095,858, comprised primarily of our investment MBT investments, including in Entsorga West Virginia, LLC and project costs related to New Windsor, NY.

Cash Flows from Financing Activities

Cash provided by financing activities amounted to $3,056,272 for the six months ended June 30, 2017, compared to $3,146,522 for the six months ended June 30, 2016, a decrease of $90,250. During the six months ended June 30, 2017, we received $3,120,00 in proceeds to promissory and convertible notes, of which 2,500,000 was from related parties.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the six-month period ended June 30, 2017.

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

From time to time, we are a party to, or otherwise involved in, legal proceedings arising in the normal and ordinary course of business. As of the date of this report, we are not aware of any other proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

Item 1A.	Risk Factors.

We are a smaller reporting company as defined by 17 C.F.R. 229 (10)(f)(i) and are not required to provide information under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On May 24, July 7, August 8, and 11, 2017 the Company entered into a series of Securities Purchase Agreements (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Registrant agreed to sell and the Investors agreed to purchase units (the “Units”) in the aggregate offering amount of $1,250,000. The aggregate offering amount included $640,000 from the Company’s Chief Executive Officer. Each Unit, in the minimum subscription amount of $100,000 is comprised of an Original Issue Discount Convertible Promissory Note (the “Note,” collectively, the “Notes”) and warrants (the “Warrants”) to purchase shares of the Registrant’s common stock, par value $0.0001 per share (the “Common Stock”). Each Note bears interest at the rate of 3.5 % per annum, has been issued with an original issue discount of 10% and is due on May 24, 2018 (the “Maturity Date”). The Notes are secured by any proceeds received by the Company from its investments in Entsorga West Virginia, LLC and Apple Valley Waste Conversions, LLC, (“AVWC”) and the membership interests in AVWC. The Notes are convertible at the option of the Investors, at any time up to and including the Maturity Date, into shares of Common Stock equal to the outstanding principal amount under the Note, plus any accrued and unpaid interest, divided by a conversion price (the “Conversion Price”) equal to $3.00 per share. The Warrants are exercisable for a period of five years into a number of shares of Common Stock equal to 50% of the number of shares of Common Stock into which the Notes are convertible at an exercise price equal to $3.75 per share. The Purchase Agreement also provides the Investors the right to participate in up to 20% of the future external financing for the Registrant’s equity investment in up to six future High Efficiency Biological Treatment (HEBioT) facilities. The Purchase Agreement contains customary representations, warranties and covenants of the Registrant and the Investors for like transactions.

On July 6 and 7, and August 11, 2017, the Company entered into a series of Securities Purchase Agreements (the “Purchase Agreement”) with seven (7) accredited investors (the “Investors”), pursuant to which the Registrant agreed to sell and the Investors agreed to purchase units (the “Units”) in the aggregate offering amount of $940,000, including $140,000 of payment in kind. Each Unit is comprised of a mandatorily Convertible Promissory Note (the “Note”) and Warrants (the “Warrants”) to purchase shares of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”). Prior to maturity, an Investor may elect, at its option and in its sole discretion, to convert all or a portion of the outstanding principal amount under the Note, plus any accrued and unpaid interest, into a number of shares of Common Stock at a conversion price equal to $2.75 per share. Each Note bears interest at the rate of 8% per annum and is due on the earlier of: (i) July 6, 2019; (ii) the date the Common Stock is listed on The Nasdaq Stock Market or NYSE MKT (the “Listing”); or (iii) a “Change of Control” of the Registrant which is defined as a liquidation, dissolution, winding up, change in voting control, or sale of all or substantially all of the Registrant’s assets (the “Maturity”). At Maturity, each Note is convertible into shares of Common Stock equal to the outstanding principal amount under the Note, plus any accrued and unpaid interest, divided by a conversion price (the “Conversion Price”) equal to the lowest of: (i) the trading price on the date of the Listing; (ii) the price per share paid by investors in a subsequent underwritten public offering in connection with the Listing; (iii) the lowest price paid by investors in a subsequent offering of the Registrant’s securities; (iv) the per share price in a Change of Control transaction; or (v) $2.75 per share. The Warrants are exercisable for a period of five years into a number of shares of Common Stock equal to the number of shares of Common Stock into which such Investor’s Note is convertible at an exercise price equal to 120% of the Conversion Price.

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

BioHiTech Global, Inc.

August 14, 2017	By:	/s/ Frank E. Celli
	Name:	Frank E. Celli
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian C. Essman
	Name:	Brian C. Essman
	Title:	Chief Financial Officer and Treasurer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

* This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-X.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to our Corporate Secretary at 80 Red Schoolhouse Road, Chestnut Ridge, New York 10977