Form 10-Q
period 2017-09-30
BIOHITECH GLOBAL, INC.
filed 2017-11-14
CIK 1590383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 10, 2017
Common Stock, $0.0001 par value per share	9,598,208 shares

BioHiTech Global, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Rental, service and maintenance	$415,402	$358,625	$1,140,751	$996,179
Equipment sales	240,945	264,953	655,493	541,407
Total revenue	656,347	623,578	1,796,244	1,537,586
Cost of revenue
Rental, service and maintenance	348,862	256,107	880,559	761,834
Equipment sales	151,998	176,511	391,152	380,684
Total Cost of revenue	500,860	432,618	1,271,711	1,142,518
Gross profit	155,487	190,960	524,533	395,068
Operating expenses
Selling, general and administrative	1,090,003	983,725	3,211,855	3,171,973
Research and development	207,258	242,435	611,582	661,529
Professional fees	604,225	356,652	1,618,076	894,386
Depreciation and amortization	27,674	29,174	85,781	84,122
Total operating expenses	1,929,160	1,611,986	5,527,294	4,812,010
Loss from operations	(1,773,673)	(1,421,026)	(5,002,761)	(4,416,942)
Other expense (income)
Equity loss in affiliate	5,922	-	11,838	-
Loss on change in fair value of warrants	-	-	1,999	-
Interest income	(712)	-	(713)	(3,068)
Interest expense	528,608	222,142	1,199,040	556,867
Total other expense, net	533,818	222,142	1,212,164	553,799
Net loss	(2,307,491)	(1,643,168)	(6,214,925)	(4,970,741)
Other comprehensive (loss) income
Foreign currency translation adjustment	(15,891)	4,098	(44,395)	10,498
Comprehensive loss	$(2,323,382)	$(1,639,070)	$(6,259,320)	$(4,960,243)

Net loss per share - basic and diluted	$(0.27)	$(0.20)	$(0.75)	$(0.60)
Weighted average number of common shares outstanding - basic and diluted	8,397,191	8,229,712	8,316,943	8,229,712

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current Assets
Cash	$480,329	$325,987
Accounts receivable, net	234,669	140,130
Inventory	346,160	706,017
Prepaid expenses and other current assets	101,093	21,865
Total Current Assets	1,162,251	1,193,999
Equipment on operating leases, net	1,255,409	1,023,404
Equipment, fixtures and vehicles, net	45,096	54,356
Intangible assets, net	196,683	267,042
Investment in Entsorga West Virginia, LLC	1,022,190	-
MBT facility development costs	139,313	-
Other assets	23,500	13,500
Total Assets	$3,844,442	$2,552,301
Liabilities and Stockholders' Deficit
Current Liabilities:
Line of credit	$2,463,736	$2,463,736
Accounts payable	921,129	1,197,277
Accrued expenses	624,856	522,727
Accrued interest	925,790	411,917
Deferred revenue	109,183	61,879
Notes payable, including related party of $275,000	-	375,000
Convertible note, net of deferred financing cost of $6,320 and discounts of $22,648	191,032	-
Convertible notes, including related party of $450,000, net of discounts of $310,814	939,186	-
Advance from related party	544,777	1,213,027
Customer deposits	87,830	36,131
Long-term debt, current portion	6,282	8,525
Total Current Liabilities	6,813,801	6,290,219
Promissory note, related party	4,500,000	2,500,000
Long-term debt, net of current portion	6,922	11,048
Notes payable, including related party of $275,000	375,000	-
Accrued interest, payable in cash or common stock	615,468	253,000
Unsecured subordinated mandatorily convertible notes, including related parties of $4,625,000 and $3,800,000, net of deferred financing costs of $51,539 and $118,866 as of September 30, 2017 and December 31, 2016, respectively	7,673,461	4,956,134
Total Liabilities	19,984,652	14,010,401
Commitments and Contingencies
Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized, 8,446,849 shares issued and outstanding as of September 30, 2017; 20,000,000 shares authorized, 8,229,712 shares issued and outstanding as of December 31, 2016	845	823
Additional paid in capital	11,181,512	9,604,324
Accumulated deficit	(27,287,091)	(21,072,166)
Accumulated other comprehensive (loss) gain	(35,476)	8,919
Total Stockholders' Deficit	(16,140,210)	(11,458,100)
Total Liabilities and Stockholders' Deficit	$3,844,442	$2,552,301

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss:	$(6,214,925)	$(4,970,741)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	299,021	331,807
Provision for bad debts	89,630	70,467
Stock based employee compensation	375,508	512,318
Fees paid in stock and warrants	871,531	-
Interest resulting from amortization of financing costs and discounts	223,718	55,076
Equity loss in affiliate	11,838	-
Change in fair value of warrant liability	1,999	-
Changes in operating assets and liabilities	505,650	343,326
Net cash used in operations	(3,836,030)	(3,657,747)

Cash flow from investing activities:
Sale of used machinery and equipment	13,530	-
Investment in Entsorga West Virginia, LLC	(1,034,028)	-
Increase in MBT facility development costs	(139,313)	-
Purchases of equipment, fixtures and vehicles	(6,057)	(3,825)
Net cash used in investing activities	(1,165,868)	(3,825)

Cash flows from financing activities:
Net change in line of credit	-	(25,017)
Proceeds from convertible notes with warrants and beneficial conversion feature	200,000	-
Proceeds from series convertible notes with warrants and beneficial conversion feature	2,259,000	3,400,000
Deferred financing costs incurred	(23,000)	(165,230)
Repayments of long-term debt	(6,369)	(6,170)
Related party:
Net increase (decrease) in advances	1,120,756	203,027
Proceeds from promissory notes	786,973	526,973
Repayments of promissory notes	-	(200,000)
Proceeds from series convertible notes	800,000	-
Net cash provided by financing activities	5,137,360	3,733,583
Effect of exchange rate on cash	18,880	64,897
Net change in cash	154,342	136,908
Cash - beginning of period	325,987	39,195
Cash - end of period	$480,329	$176,103

Note 17 includes supplemental cash flow information, non-cash investing and financing activities and changes in operating assets and liabilities.

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)

	Common Stock Issued and Outstanding		Additional	Accumulated Other
	Shares	Par Amount	Paid in Capital	Comprehensive Gain (Loss)	Accumulated Deficit	Total
Balance at January 1, 2017	8,229,712	$823	$9,604,324	$8,919	$(21,072,166)	$(11,458,100)

Share-based employee and director compensation	-	-	375,508	-	-	375,508

Share-based professional services compensation	133,000	14	873,516	-	-	873,530

Warrants in connection with debt issuance	-	-	183,987	-	-	183,987

Beneficial conversion feature of debt	-	-	144,185	-	-	144,185

Exercise of warrants	84,137	8	(8)	-	-	-

Foreign currency translation adjustment	-	-	-	(44,395)	-	(44,395)

Net loss	-	-	-	-	(6,214,925)	(6,214,925)
Balance at September 30, 2017	8,446,849	$845	$11,181,512	$(35,476)	$(27,287,091)	$(16,140,210)

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016, and as of September 30, 2017 and December 31, 2016

Note 1. Basis of Presentation and Going Concern

Nature of Operations -BioHiTech Global, Inc. (the “Company” or “BioHiTech”) through its wholly-owned subsidiaries, BioHiTech America, LLC, BHT Financial LLC, BioHiTech Europe Limited and E.N.A. Renewables LLC (formerly Entsorga North America, LLC) (collectively “subsidiaries”) offers its customers cost-effective and technologically innovative advancements integrating technological, biological and mechanical engineering solutions for the control, reduction and / or reuse of organic and municipal waste.

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

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2016, which contains the audited financial statements and notes thereto, for the years ended December 31, 2016 and 2015 included within the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2017. The financial information as of December 31, 2016 presented hereto is derived from the audited consolidated financial statements presented in the Company’s audited consolidated financial statements for the year ended December 31, 2016. The interim results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any future interim periods.

Reclassifications to certain prior period amounts have been made to conform to current period presentation. These reclassifications have no effect on previously reported net loss.

Going Concern — For the nine months ended September 30, 2017, the Company had a net loss of $6,214,925, incurred a consolidated loss from operations of $5,002,761 and used net cash in consolidated operating activities of $3,836,030. For the year ended December 31, 2016, the Company had a net loss of $6,745,386, incurred a consolidated loss from operations of $5,924,667 and used net cash in consolidated operating activities of $5,181,400. At September 30, 2017, consolidated stockholders’ deficit amounted to $16,140,210 and the Company had a consolidated working capital deficit of $5,651,550. The Company does not yet have a history of financial stability. Historically the principal source of liquidity has been the issuance of debt and equity securities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is presently in the process of raising additional non-registered preferred stock, senior debt, convertible debt and capital for general operations and for investment in several strategic initiatives, as well as commercial debt to support its leasing activities. There is no assurance that the Company will be able to raise sufficient debt or capital to sustain operations or to pursue other strategic initiatives.

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

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016, and as of September 30, 2017 and December 31, 2016

Product and Services Revenue Recognition — The Company recognizes revenue for the majority of its products sold upon transfer of title and the passage of the risk of ownership, which is generally upon shipment to the customer. Revenue from services is recognized as services are performed.

Lease Revenue Recognition — The Company recognizes revenue from the rental of the digester units ratably on a monthly basis over the term of the lease, as it has determined that the rental agreements entered into in connection with its digester units qualify as operating leases, for which the Company is the operating lessor.

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

Equity Method Based Investments — The Company utilizes the equity method of accounting for investments in companies if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee. The Company’s proportionate share of net income or loss is included in the Company’s consolidated operations as earning or loss from unconsolidated equity basis investments.

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

For the nine and three months ended September 30, 2017 and 2016, the Company’s effective rate, before valuations, was 39.8% and 36.7%, respectively, and would have resulted in net deferred tax assets for federal and state tax purposes arising primarily from net operating losses; A full valuation allowance, due to the level of uncertainty relative to the realization of the deferred tax assets, has been provided resulting in an effective tax rate of 0.0%.

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

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016, and as of September 30, 2017 and December 31, 2016

Note 3. Accounts Receivable, net

Accounts receivable consists of the following:

	September 30,	December 31,
	2017	2016
Accounts receivable	$353,541	$206,219
Less: allowance for doubtful accounts receivable	(118,872)	(66,089)
	$234,669	$140,130

Note 4. Inventory

Inventory, comprised of finished goods and parts or assemblies, consist of the following:

	September 30,	December 31,
	2017	2016
Equipment	$89,187	$191,240
Parts and assemblies	256,973	514,777
	$346,160	$706,017

Note 5. Equipment on Operating Leases, net

Equipment on operating leases consist of the following:

	September 30,	December 31,
	2017	2016
Leased equipment	$2,308,317	$1,870,569
Less: accumulated depreciation	(1,052,908)	(847,165)
	$1,255,409	$1,023,404

During the three months ended September 30, 2017 and 2016, depreciation expense included in cost of revenue, amounted to $69,312 and $97,356, respectively. During the nine months ended September 30, 2017 and 2016, depreciation expense included in cost of revenue, amounted to $213,268 and $247,685, respectively.

The Company is a lessor of Revolution and Eco Safe Series digester units under non-cancellable operating lease agreements expiring through December 2022. During the three months ended September 30, 2017 and 2016, revenue under the agreements, which is included in rental, service and maintenance revenue, amounted to $224,828 and $182,715, respectively. During the nine months ended September 30, 2017 and 2016, revenue under the agreements, which is included in rental, service and maintenance revenue, amounted to $636,406 and $505,877, respectively.

The minimum future estimated contractual payments to be received under these leases as of September 30, 2017 is as follows:

Year Ending December 31,
2017(remaining period)	$245,184
2018	839,675
2019	709,112
2020	508,268
2021 and thereafter	315,908
Total minimum lease income	$2,618,147

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016, and as of September 30, 2017 and December 31, 2016

Note 6. Equipment, Fixtures and Vehicles, net

Equipment, fixtures and vehicles consist of the following:

	September 30,	December 31,
	2017	2016
Computer software and hardware	$99,705	$93,543
Furniture and fixtures	48,196	48,196
Vehicles	69,253	69,253
	217,154	210,992
Less: accumulated depreciation and amortization	(172,058)	(156,636)
	$45,096	$54,356

During the three months ended September 30, 2017 and 2016, depreciation expense amounted to $5,124 and $4,675, respectively. During the nine months ended September 30, 2017 and 2016, depreciation expense amounted to $15,422 and $10,625, respectively.

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

Summarized financial information for EWV is as follows:

(Unaudited) June 30,
Balance Sheet	2017(a)
Current assets - cash	$4,085
Non-current assets:
Restricted cash	16,127,778
Facility under development and construction	13,168,100
Total Assets	$29,299,963
Current liabilities	$591,608
Non-current liabilities - Tax-exempt bonds, net of $1,616,131 of issuance costs	23,511,677
Membership equity	5,196,678
$29,299,963

Statement of Operations	Six Months ended June 30, 2017
Revenue	$-
Operating expenses	35,156
Loss from operations	(35,156)
Interest expense	33,669
Net loss	$(68,825)
Net loss attributable to BioHiTech Global, Inc. (17.2%)	$(11,838)

(a.)	The Company utilizes a three-month lag in reporting its share of equity income or loss in EWV.

EWV has financed the development and construction of the facility through $25,000,000 in Solid Waste Disposal Revenue Bonds issued by the West Virginia Economic Development Authority (the “Bonds”). In connection with the Bonds, each member has been required to pledge their membership interest in EWV to the Bond trustee as collateral of the Bonds.

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016, and as of September 30, 2017 and December 31, 2016

Note 8. MBT Facility Development Costs

On March 1, 2017 the Town Counsel of New Windsor, NY approved, subject to a 30 day petition period during which certain voters could object to the sale of 12 acres of property to the Company for the development of a Mechanical Biological Treatment (“MBT”) facility. On April 3, 2017, the Town Clerk of New Windsor certified that there had not been any objections raised and the agreement was executed on April 10, 2017. The purchase price of the property is $1,092,000, subject to reduction for option payments made by the Company in the monthly amount of $3,500 for the first 12 months and $6,000 per month for the following 12 months, until the closing. The purchase of the property is contingent upon the Company obtaining: necessary permits to allow construction of a Mechanical Biological Treatment (“MBT”) facility; approvals from state and local authorities; financing for the construction of the MBT facility; contracts for offtake of Solid Recovered Fuel; and the satisfaction of the Company’s due diligence investigation of the property. The contract also contains customary representations warranties and covenants of the parties for like transactions.

As of September 30, 2017, the consolidated financial statements include capitalized costs related to the New Windsor, NY site, including those related to the land option payments, legal costs and survey/engineering costs of $42,000, $10,372 and $86,941, respectively.

Note 9. Intangibles Assets, net

Intangible assets consist of the following:

	Useful Lives (Years)	Remaining Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2017:
Distribution agreements	10	2.2	$902,000	$(705,317)	$196,683
Website	3	-	23,388	(23,388)	-
Intangible assets, net			$925,388	$(728,705)	$196,683

December 31, 2016:
Distribution agreements	10	2.8	$902,000	$(637,667)	$264,333
Website	3	0.3	23,388	(20,679)	2,709
Intangible assets, net			$925,388	$(658,346)	$267,042

During the three months ended September 30, 2017 and 2016, amortization expense, included in depreciation and amortization of operating expenses, amounted to $22,550 and $24,499, respectively. During the nine months ended September 30, 2017 and 2016, amortization expense, included in depreciation and amortization of operating expenses, amounted to $70,359 and $73,497, respectively.

At September 30, 2017, future annual estimated amortization expense is summarized as follows:

Year Ending December 31,
2017 (Remaining period)	$22,550
2018	90,200
2019	43,533
2020	20,200
2021	20,200
Total	$196,683

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016, and as of September 30, 2017 and December 31, 2016

Note 10. Risk Concentrations

The Company operates as a single segment on a worldwide basis through its subsidiaries, resellers and independent sales agents. Gross revenues and net non-current tangible assets on a domestic and international basis is as follows:

	United States	International	Total
2017:
Revenue, for the nine months ended September 30, 2017	$1,421,711	$374,533	$1,796,244
Revenue, for the three months ended September 30, 2017	$528,370	$127,977	$656,347
Non-current tangible assets, as of September 30, 2017	$1,198,100	$125,904	$1,324,004

2016:
Revenue, for the nine months ended September 30, 2016	$1,224,809	$312,777	$1,537,586
Revenue, for the three months ended September 30, 2016	$469,419	$154,159	$623,578
Non-current tangible assets, as of December 31, 2016	$1,019,664	$71,596	$1,091,260

Major customers - During the three months ended September 30, 2017, two customers represented at least 10% of revenues, each accounting for 12% of revenues. During the three months ended September 30, 2016, two customers accounted for at least 10% of revenues, each accounting for 11% of revenues. During the nine months ended September 30, 2017, and 2016, no customers represented at least 10% of revenues.

As of September 30, 2017, one customer represented at least 10% of accounts receivable, accounting for 11% of accounts receivable. As of December 31, 2016, two customers represented at least 10% of accounts receivable, accounting for 22% and 10% of accounts receivable.

Vendor concentrations - During the three months ended September 30, 2017, two vendors represented at least 10% of costs of revenue, accounting for 23% (a 1.9% shareholder) and 11% of the combined cost of revenues and change in inventory. During the nine months ended September 30, 2017, two vendors represented at least 10% of costs of revenue, accounting for 18% (a 1.9% shareholder) and 11% of the combined cost of revenues and change in inventory. During the three months ended September 30, 2016, three vendors represented at least 10% of costs of revenue, accounting for 26%, 16% (BioHiTech International, a 10% shareholder) and 11% of the combined cost of revenues and change in inventory. During the nine months ended September 30, 2016, three vendors represented at least 10% of costs of revenue, accounting for 43% (BioHiTech International, a 10% shareholder), 19% and 10% of the combined cost of revenues and change in inventory.

As of September 30, 2017, two vendors represented at least 10% of accounts payable, accounting for 27% and 19% (BioHiTech International, a 10% shareholder) of accounts payable. As of December 31, 2016, two vendors represented at least 10% of accounts payable, accounting for 32% (a 1.9% shareholder) and 21% of accounts payable.

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016, and as of September 30, 2017 and December 31, 2016

Note 11. Related Party Transactions

Related parties include Directors, Senior Management Officers, and shareholders, plus their immediate family, who own a 5% or greater ownership interest at the time of a transaction. The table below presents direct related party assets and liabilities and other transactions or conditions as of or during the periods indicated.

		September 30,	December 31,
		2017	2016
Assets:
Intangible assets, net	(a)	$196,683	$264,333

Liabilities:
Accounts payable		235,841	85,374
Accrued interest payable		840,850	390,812
Long term accrued interest		479,391	187,667
Notes payable		275,000	275,000
Advance from related party	(b)	544,777	1,213,027
Promissory note - related parties	(c)	4,500,000	2,500,000
Series A - Unsecured subordinated convertible notes	(d)	2,250,000	2,250,000
Series B - Unsecured subordinated convertible notes	(e)	1,750,000	1,250,000
Series C - Convertible notes (face value)	(f)	450,000	-
Series D - Unsecured subordinated convertible notes	(g)	325,000	-
Series V - Unsecured subordinated convertible notes	(h)	300,000	300,000
Other:
Line of credit guarantee	(i)	2,463,736	2,463,736

The table below presents direct related party expenses or transactions for the periods indicated. Compensation and related costs for employees of the Company are excluded from the table below.

		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Consulting revenue	(j)	$18,526	$-	$53,180	$-
S, G & A - Rent expense	(k)	13,511	13,050	40,002	39,150
Cost of revenues – Rent expense	(k)	11,027	10,650	32,646	31,950
S, G & A - Consulting expense	(a)	50,000	50,000	150,000	150,000
Interest expense		272,250	144,072	745,571	380,481
Cost of revenue, inventory or equipment on operating leases acquired	(a and l)	2,822	4,552	9,003	447,952

(a.)	Distribution Agreement - BioHiTech has an exclusive license and distribution agreement (the “License Agreement”) with BioHiTech International (“BHT-I”), a company owned by Chun-Il Koh, a BioHiTech shareholder and other unrelated parties.
(b.)	Advance from Related Party - The Company’s Chief Executive Officer has advanced the Company funds for operating and capital purposes. The advances bear interest at 13% and are unsecured and due on demand. There are no financial covenants related to this advance and there are no formal commitments to extend any further advances.
(c.)	Promissory Note - Related Party - On June 25, 2014, the Company initially entered into a secured promissory note with the Company’s Chief Executive Officer in the aggregate amount of $1,000,000 (the “Promissory Note”). This note has been amended most recently effective February 1, 2017. The amended note provides for up to $4,500,000 in borrowings, an interest rate of 13% per annum, which is subject to prospective reduction to 10% upon the Company’s completion of raising $7,500,000 in connection with an offering of unsecured subordinated convertible notes and warrants and is due on the earlier of (a) a change of control, (b) an event of non-payment default, (c) the two-year anniversary of the Promissory Note (February 1, 2019), or (d) a Qualified Financing. For purposes of the Promissory Note, a Qualified Financing is defined as the first issuance of debt or equity by the Company through which the Company received gross proceeds of a minimum of $5,000,000 from one or more financial institutions or accredited investors.

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016, and as of September 30, 2017 and December 31, 2016

Note 11. Related Party Transactions, continued

(d.)	Series A Unsecured Subordinated Convertible Notes and Warrants - In connection with the Company’s issuance of unsecured subordinated convertible notes and warrants in 2016, certain related parties participated in such offering.
(e.)	Series B Unsecured Subordinated Convertible Notes and Warrants - In connection with the Company’s issuance of unsecured subordinated convertible notes and warrants in 2016 and 2017, certain related parties participated in such offering.
(f.)	Series C Convertible Notes and Warrants - In connection with the Company’s issuance of convertible notes and warrants in 2017, the Chief Executive Officer participated in such offering.
(g.)	Series D Unsecured Subordinated Convertible Notes and Warrants - In connection with the Company’s issuance of unsecured subordinated convertible notes and warrants in 2017, certain related parties participated in such offering.
(h.)	Series V Unsecured Subordinated Convertible Notes – In connection with the Company’s issuance of unsecured subordinated convertible notes in 2016, BioHiTech International, see note a, above, exchanged $300,000 in accounts payable by the Company for a $300,000 note.
(i.)	Line of Credit - Under the terms of the line of credit, several related parties have personally guaranteed the line and are contingently liable should the Company not meet its obligations under the line.
(j.)	Consulting Revenue – The Company provides environmental and project management consulting to Entsorga West Virginia LLC, an entity that the Company accounts for as an equity investment effective March 2017.
(k.)	Facility Lease - The Company leases its corporate headquarters and warehouse space from BioHiTech Realty LLC, a company owned by two stockholders of the Company, one of whom is the Chief Executive Officer. The lease expires in 2020, with a renewal option for an additional five-year period. Minimum lease payments as of September 30, 2017 under these operating leases are:

Year Ending December 31,
2017 (Remaining period)	$24,417
2018	98,524
2019	100,003
2020	41,926
Total	$264,870

(l.)	Inventory Acquisition – During 2016 the Company commenced acquiring certain sub-assemblies for final assembly by the Company from a company controlled by a 1.9% shareholder of BioHiTech, which are not included in related party disclosures.

Note 12. Debt

Notes, lines, advances and long term debts are comprised of the following:

	September 30, 2017		December 31, 2016
	Net Total	Related Party*	Net Total	Related Party*
Line of credit	$2,463,736	$-	$2,463,736	$-
Unsecured subordinated mandatorily convertible notes:
Series A	3,383,952	2,250,000	3,310,500	2,250,000
Series B	1,870,634	1,750,000	1,220,634	1,250,000
Series D	1,993,875	325,000	-	-
Series V	425,000	300,000	425,000	300,000
Convertible note	191,032	-	-	-
Convertible note – Series C	939,186	450,000	-	-
Promissory note - related party	4,500,000	4,500,000	2,500,000	2,500,000
Notes payable	375,000	275,000	375,000	275,000
Advances	544,777	544,777	1,213,027	1,213,027
Long term debt - other, current and long term portion	13,204	-	19,573	-

*Related party debt is presented at mature face value.

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016, and as of September 30, 2017 and December 31, 2016

Note 12. Debt, continued

Series B Unsecured Subordinated Convertible Promissory Notes – During the fourth quarter of 2016 and the first quarter of 2017, the Company entered into a series of Securities Purchase Agreements (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to sell and the Investors agreed to purchase in a private placement offering (the “Private Placement”) units (the “Units”) in the aggregate offering amount of $650,000, including $500,000 who were also shareholders and officers of the Company.

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

The note allows for fundings representing up to $550,000 in original principal amount notes with interest at 9.5%, of which $220,000 is outstanding as of September 30, 2017. Each funding matures in seven months from the time of the funding, accordingly the funding of March 31, 2017 matures on October 31, 2017 and the funding of June 26, 2017 matures January 26, 2018. The note is convertible into common shares of the Company at $2.85 per share at any time there is an outstanding balance. In the event that the note is in default, the conversion price will equal 65% of the lowest closing price occurring during 25 consecutive trading days immediately preceding the conversion date. Events of default include: failure to pay the holder of the note any amount outstanding, a failure to convert shares exercised, any bankruptcy or bankruptcy-like actions against the Company, defaults on other obligations, a suspension of trading of the Company’s common stock, loss of DTC eligible status, delinquent Securities & Exchange Commission (“SEC”) filings, failure to reserve and keep available up to four times the full number of shares into which the note is convertible and the inability of the Company top comply with the provisions of SEC Rule 144.

During the third quarter of 2017, the holder exercised 24,750 warrants in a cashless exercise, resulting in the issuance of 14,093 shares of common stock. As of September 30, 2017 the holder has warrants outstanding that provide for the acquisition of up to 24,750 share of common stock at $4.00 per share and expire in five years from the date of issuance.

Series C Convertible Notes and Warrants - From May 24, 2017 through August 11, 2017, the Company entered into a series of Securities Purchase Agreements (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to sell and the Investors agreed to purchase units (the “Units”) in the aggregate offering amount of $1,250,000. The aggregate offering amount included $640,000 from the Company’s Chief Executive Officer, of which, in the third quarter, $190,000 were assigned to a third party at their original cost. Each Unit, in the minimum subscription amount of $100,000 is comprised of an Original Issue Discount Convertible Promissory Note (the “Note,” collectively, the “Notes”) and warrants (the “Warrants”) to purchase shares of the Registrant’s common stock, par value $0.0001 per share (the “Common Stock”). Each Note bears interest at the rate of 3.5 % per annum, has been issued with an original issue discount of 10% and is due on May 24, 2018 (the “Maturity Date”). The Notes are secured by any proceeds received by the Registrant from its investments in Entsorga West Virginia, LLC and Apple Valley Waste Conversions, LLC, (“AVWC”) and the membership interests in AVWC. The Notes are convertible at the option of the Investors, at any time up to and including the Maturity Date, into shares of Common Stock equal to the outstanding principal amount under the Note, plus any accrued and unpaid interest, divided by a conversion price (the “Conversion Price”) equal to $3.00 per share. The Warrants are exercisable for a period of five years into a number of shares of Common Stock equal to 50% of the number of shares of Common Stock into which the Notes are convertible at an exercise price equal to $3.75 per share. The Purchase Agreement also provides the Investors the right to participate in up to 20% of the future external financing for the Registrant’s equity investment in up to six future High Efficiency Biological Treatment (HEBioT) facilities. The Purchase Agreement contains customary representations, warranties and covenants of the Registrant and the Investors for like transactions.

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016, and as of September 30, 2017 and December 31, 2016

Note 12. Debt, continued

As of September 30, 2017, the Notes reflect: face amount of $1,250,000, net of original issue discount of $125,000, bifurcated warrants of $151,584, bifurcated beneficial conversion feature of $138,240, net of amortization of discounts of $104,010. The warrants for 208,334 shares of common stock were valued utilizing the Monte Carlo modelling technique utilizing stock prices of $3.05 to $7.50 on the dates of the grant, an exercise price of $3.75, a standard deviation (volatility) of 31.1% to 33.2% based on the date of issue, a risk-free interest rate of 2.62% to 2.79% based on the date of issue with a term of 5 years. The model includes subjective input assumptions that can materially affect the fair value estimates. Conversion options are recorded as debt discounts and are amortized as interest expense over the life of the underlying debt instrument.

Series D Convertible Notes and Warrants – During the third quarter of 2017, the Company entered into a series of Securities Purchase Agreements (the “Purchase Agreement”) with twenty one accredited investors (the “Investors”), pursuant to which the Company agreed to sell and the Investors agreed to purchase units (the “Units”) in the aggregate offering amount of $2,000,000, including $140,000 of payment in kind. Units aggregating $325,000 were with related parties. Each Unit is comprised of a mandatorily Convertible Promissory Note (the “Note”) and Warrants (the “Warrants”) to purchase shares of the Registrant’s common stock, par value $0.0001 per share (the “Common Stock”). Prior to maturity, an Investor may elect, at its option and in its sole discretion, to convert all or a portion of the outstanding principal amount under the Note, plus any accrued and unpaid interest, into a number of shares of Common Stock at a conversion price equal to $2.75 per share. Each Note bears interest at the rate of 8% per annum and is due on the earlier of: (i) July 6, 2019; (ii) the date the Common Stock is listed on The Nasdaq Stock Market or NYSE MKT (the “Listing”); or (iii) a “Change of Control” of the Registrant which is defined as a liquidation, dissolution, winding up, change in voting control, or sale of all or substantially all of the Registrant’s assets (the “Maturity”). At Maturity, each Note is convertible into shares of Common Stock equal to the outstanding principal amount under the Note, plus any accrued and unpaid interest, divided by a conversion price (the “Conversion Price”) equal to the lowest of: (i) the trading price on the date of the Listing; (ii) the price per share paid by investors in a subsequent underwritten public offering in connection with the Listing; (iii) the lowest price paid by investors in a subsequent offering of the Registrant’s securities; (iv) the per share price in a Change of Control transaction; or (v) $2.75 per share. The Warrants are exercisable for a period of five years into a number of shares of Common Stock equal to the number of shares of Common Stock into which such Investor’s Note is convertible at an exercise price equal to 120% of the Conversion Price.

The embedded conversion feature and warrants issued in the transaction are not indexed to the Company’s common stock. However, the embedded conversion feature and warrants did not meet the definition of a derivative and therefore such conversion feature was not bifurcated from the underlying note payable and the warrants were not recorded as a derivative liability.

Maturities of Promissory Notes, Convertible Notes, Long Term Debt and Unsecured Subordinated Convertible Notes – as of September 30, 2017, excluding discounts and deferred finance costs, which are being amortized as interest expense, are as follow:

Year Ending December 31,	Amortizing	Non- Amortizing*	Optionally Convertible*	Non-Amortizing Mandatorily Convertible*	Total
2017 (Remaining period)	$2,157	$-	$110,000	$-	$112,157
2018	5,410	-	1,360,000	5,725,000	7,090,410
2019	5,199	4,500,000	-	2,000,000	6.505,199
2020	438	375,000	-	-	375,438
Total	$13,204	$4,875,000	$1,470,000	$7,725,000	$14,083,204

* Certain non-amortizing notes are subject to earlier event based maturities. The table above presents all non-amortizing notes at their time period based maturity condition.

Interest Expense - All interest on the Company’s various debts, including coupon and amortization of discounts and deferred financing costs are recognized as interest expense in the accompanying consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016, and as of September 30, 2017 and December 31, 2016

Note 13. Equity Transactions

Shareholder Information and Marketing Agreement – During 2016, the Company entered into a service agreement for an initial three-month term, subject to a termination option after the initial 30-day period. In addition to monthly cash fees, the Company will issue 8,000 shares of restricted common stock that will vest over the three-month period. During the three months ended March 31, 2017, 3,200 shares were earned at a cost of $8,053. During 2016, 4,800 shares were earned with a related cost of $12,952. The costs reflect the vesting of such shares based upon the daily closing prices of the Company’s common stock and reflected as professional fees and an increase to additional paid in capital. The 8,000 shares were issued in the second quarter of 2017.

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

During the third quarter of 2017, the Company and the consultant agreed to new terms to extend the contract through December 31, 2017. Under the terms of the extension, in addition to cash fees, the Company agreed to grant the consultant an additional 75,000 shares that will be earned over the term of the contract, from the date that the initial contract expired. During the second quarter of 2017, the consultant has earned 34,884 shares with a cost of $102,670, which has been reflected as professional fees and an increase to additional paid in capital. During the third quarter of 2017, the consultant has earned 40,116 shares with a cost of $233,508, which has been reflected as professional fees and an increase to additional paid in capital.

During the second quarter of 2017, the Company issued 100,000 share of earned common stock in connection with the agreements. During the third quarter of 2017, the Consultant exercised 100,000 warrants in a cashless exercise, resulting in the issuance of 70,044 shares of common stock.

Series A and B Warrants – In connection with the issuance of Series A, B and D units, which included convertible debt and warrants that are exercisable for a period of five years into shares of common stock equal to the number of shares of common stock into which the notes are convertible at an exercise price equal to 120% of the conversion price of the notes. The embedded conversion feature and warrants issued in the transaction are not indexed to the Company’s common stock. However, the embedded conversion feature and warrants did not meet the definition of a derivative and therefore such conversion feature was not bifurcated from the underlying note payable and the warrants were not recorded as a derivative liability.

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

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016, and as of September 30, 2017 and December 31, 2016

Note 14. Equity Incentive Plans

During 2015, the Company established the BioHiTech Global, Inc. 2015 Equity Incentive Plan, which is available to eligible employees, directors, consultants and advisors of the Company and its affiliates. The plan allows for the granting of incentive stock options, nonqualified stock options, reload options, stock appreciation rights, and restricted stock representing up to 750,000 shares. The Plan is administered by the compensation committee of the board of directors. Effective March 1, 2016, the Company granted nonqualified options for 371,250 shares. Effective April 15, 2016, the Company granted 347,500 restricted stock units. As of September 30, 2017, there were 86,596 shares available under the Plan for future grants. There have been no grant awards made during the nine months ended September 30, 2017. Compensation expense related to the options and restricted stock units was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	$29,221	$34,790	$76,218	$209,655
Restricted stock units	115,306	126,895	299,290	302,663
	$144,527	$161,685	$375,508	$512,318

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2017:

	Total Number of Options	Number of Exercisable Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	363,750	90,418	$3.75	8.42	-
Granted or vested		79,091	$3.75	8.42	-
Exercised			-	-	-
Forfeited, expired or canceled	(37,291)	(11,805)	3.75	-	-
Outstanding at September 30, 2017	326,459	157,704	$3.75	8.42	$894,498

The following table summarizes the Company’s restricted stock unit activity for the nine months ended September 30, 2017:

Number of Shares
Unvested balance at December 31, 2016	331,667
Granted	-
Vested	(75,000)
Forfeited or Canceled	(10,555)
Unvested balance at September 30, 2017	246,112

At the Annual Shareholders Meeting on June 7, 2017 the shareholders approved the 2017 Executive Incentive Plan that allows for the granting of awards for up to 1,000,000 shares of the Company’s common stock. No grants under the plan have been made as of September 30, 2017.

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016, and as of September 30, 2017 and December 31, 2016

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

Note 16. Operating Leases

The Company rents its headquarters and attached warehousing space from a related party (see Note 11) and their research and development office from an unrelated party under operating leases. The research and development office lease commenced in October 2015 and will expire in 2018, subject to one renewal option for an additional one-year period. The total future minimum lease payments under these leases as of September 30, 2017 is:

Year Ending December 31,
2017 (Remaining period)	30,146
2018	115,710
2019	100,003
2020	41,926
Total	$287,785

Total rent expense under all operating leases amounted to $39,921 and $31,645 for the three months ended September 30, 2017 and 2016, respectively. Total rent expense under all operating leases amounted to $105,702 and $101,078 for the nine months ended September 30, 2017 and 2016, respectively.

Note 17. Supplemental Consolidated Statement of Cash Flows Information

Cash flows of non-cash operating assets and liabilities, as well as other supplemental disclosures, are as follows:

	Nine Months Ended September 30,
	2017	2016

Cash flows of operating assets and liabilities:
Accounts and note receivable	$(182,297)	$96,768
Inventory	(78,634)	(714,298)
Prepaid expenses and other assets	(88,924)	24,938
Accounts payable	(138,665)	367,478
Accrued interest payable	876,342	420,113
Accrued expenses	26,041	28,483
Deferred revenue	42,496	58,077
Customer deposits	49,291	61,767
Net cash flows of operating assets and liabilities	$505,650	$343,326

Supplementary cash flow information:
Cash paid during the year for:
Interest	$84,784	$81,206
Income taxes		-

Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Transfer of inventory to leased equipment	$449,951	$373,891
Series V Notes issued for consulting services	-	25,000
Accrued interest added to principle of promissory note - related party	-	263,027
Conversion of advances from related party to promissory notes	1,789,006	-
In-Kind payments by investors for Series notes	140,000	-

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016, and as of September 30, 2017 and December 31, 2016

Note 18. Recent Accounting Pronouncements

During the nine months ended September 30, 2017, the Company implemented the following recent accounting pronouncements:

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

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016, and as of September 30, 2017 and December 31, 2016

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

Acquisition of Intellectual Property License for 165,000 ton MBT Facility in development – On November 1, 2017, BioHiTech Global, Inc. and its wholly-owned subsidiary E.N.A. Renewables LLC, entered into a Technology License Agreement (the “License Agreement”) with Entsorgafin S.p.A. (“Entsorga”) whereby the Company acquired a license for the design, development construction, installation and operation of a High Efficiency Biological Treatment (“HEBioT”) renewable waste facility with a capacity of 165,000 tons per year. The patented HEBioT technology converts mixed municipal and organic waste to a US Environmental Protection Agency recognized alternative fuel source.

The royalty payment for the license amounted to $6,019,200, which was comprised of 1,035,905 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share and cash in an amount up to $839,678.40 for payment of Entsorga’s withholding taxes in the Unites States and Italy.

The Company also entered into a Registration Rights Agreement with Entsorga whereby the Company granted Entsorga certain piggy-back and demand registration rights with respect to the Shares.

Series A Preferred Stock – On October 30, 2017, the Company entered into a Securities Purchase Agreements (the “Purchase Agreement”) with a single, accredited investor (the “Investor”), pursuant to which the Company agreed to sell and the Investor agreed to purchase up to an aggregate of 333,401 shares of the Company’s newly created Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Shares”) for an aggregate investment of up to $1,667,000 for the aggregate purchase price up to $1,500,300. In addition, the Company agreed to issue warrants (the “Warrants”) to purchase up to 333,401 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at the exercise price of $5.00 per share. At the first closing, consummated on October 31, 2017 (the “First Closing”) the Investor purchased 133,334 shares of Series A Shares and Warrants to purchase an additional 133,334 shares of Common Stock for a purchase price of $600,000. The Company, assuming its satisfaction of certain conditions, has the option to sell to the Investor an additional 200,067 Series A Shares and Warrants to purchase 200,067 shares of Common Stock for the purchase price of $900,300, thirty days after the First Closing.

The Series A Shares are convertible into share of Common Stock at the rate of one share of Common Stock for $5.00 of stated value of Series A Shares converted (effectively, on a 1 for 1 basis). The conversion rate is subject to adjustment for stock splits, reclassification and issuance of certain Securities at a purchase price per share below the conversion price. The Series A Shares will automatically convert into Common Stock if the Company (i) receives gross proceeds of $6,000,000 or (ii) receives gross proceeds sufficient to qualify for listing on a natural securities exchange. If the Company completes a financing at a price per share of less than $5.00, one-half of the Series A Shares will convert at a conversion price equal to the purchase price of such financing. The Series A Shares are entitled to receive dividends, payable quarterly commencing December 31, 2017, at the rate of five percent (5%) during the first year of issuance, and increasing two percent (2%) per month thereafter. The Series A Shares rank senior to the Company’s Common Stock with respect to dividends, distributions and payments on liquidation. The Registrant also has the right to redeem the Series A Shares one year after the First Closing for 120% of the stated value plus any unpaid dividends. Commencing on June 1, 2019, the Investor will have the right to require the Company to redeem the Series A Shares for 115% of the Conversion Amount, under certain circumstances.

BioHiTech Global, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016, and as of September 30, 2017 and December 31, 2016

Note 19. Subsequent Events, continued

The Company also granted the Investor certain piggy-back registration rights with respect to the shares of Common Stock underlying the conversion of the Series A Shares and the exercise of the Warrants.

Conversion of Debt into Common Stock – During October 2017, Vista Capital Investments LLC converted $110,000 of the Company’s convertible notes, plus accrued interest, into 40,454 shares of common stock.

Investor Awareness Contract – Effective October 2, 2017 the Company entered into a new shareholder awareness consulting agreement with its existing consultant. This agreement has a term of 90 days and includes cash fees of $90,000, the issuance of the 35,000 shares of common stock and warrants to purchase 10,000 shares of common stock at $5.00 per share.

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

In 2016, the Company initiated development of its Revolution Series of Digesters. During 2017, the Seed and Sprout models became commercially available. Through September 30, 2017, a total of 14 Revolution Series Digesters had been shipped; during the month of October 2017, an additional 27 units were shipped.

Also during 2016, the Company expanded from its technology-digester single product line by starting strategic initiatives in Mechanical Biological Treatment (“MBT”) facilities that rely upon High Efficiency Biological Treatment (“HEBioT”) to process waste at the municipal or regional level converting a significant portion of intake into a United States EPA recognized alternative commodity fuel.

On November 1, 2017, BioHiTech Global, Inc. and its wholly-owned subsidiary E.N.A. Renewables LLC, entered into a Technology License Agreement (the “License Agreement”) with Entsorgafin S.p.A. (“Entsorga”) whereby the Company acquired a license for the design, development construction, installation and operation of a High Efficiency Biological Treatment (“HEBioT”) renewable waste facility with a capacity of up to 165,000 tons per year, with its initial targeted facility being in New York State.

During April 2017, the Company executed an agreement to acquire a site for the country’s second HEBioT facility to be located in New Windsor, New York. This agreement provides for a purchase price of the property of $1,092,000, subject to reduction for option payments made by the Company in the monthly amount of $3,500 for the first 12 months and $6,000 per month for the following 12 months, until the closing. The purchase of the property is contingent upon the Company obtaining: necessary permits to allow construction of a Mechanical Biological Treatment (“MBT”) facility; approvals from state and local authorities; financing for the construction of the MBT facility; contracts for offtake of Solid Recovered Fuel; and the satisfaction of the Company’s due diligence investigation of the property. The contract also contains customary representations warranties and covenants of the parties for like transactions.

During March 2017, the Company consummated its 17.2% investment in Entsorga West Virginia, LLC, the first HEBioT plant in the United States, which is presently under construction and anticipated to become operational during 2018.

The combination of the on-site digester and the facility based patented HEBioT technology results in a unique offering that provides a turn-key alternative for customers looking for a comprehensive solution to achieving zero waste. The Company envisions use of its digesters for disposal of food waste at certain retail customers’ locations, with regional disposal contracts being directed to the Company MBT facilities. The combination provides a cost-effective solution with less than 20% of post-consumer waste being directed to landfills, hence resulting in a near-zero footprint.

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

The patented HEBioT technology converts mixed municipal and organic waste to a US Environmental Protection Agency (the “US EPA”) recognized alternative fuel source. By utilizing a combination of mechanical and biological processes to accelerate the decomposition of the organic fraction of waste, the end-product produced, known as solid recovered fuel (“SRF”) has a carbon value equivalent to approximately 75-80% of traditional coal and can be used as a replacement and/or supplement to coal. After receipt and processing of waste at the facility, approximately 80% of the incoming waste is reduced, recycled or converted into the approved alternative fuel, with the remaining 20% of the incoming waste being disposed of via traditional methods.

The US EPA has issued a “comfort letter” stating that any fuel produced utilizing the HEBioT technology is deemed an engineered fuel and can be marketed as a commodity.

Entsorga West Virginia, LLC.

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

Lease Revenue Recognition - The Company recognizes revenue from the rental of the digester units ratably on a monthly basis over the term of the lease, as it has determined that the rental agreements entered into in connection with its digester units qualify as operating leases, for which the Company is the operating lessor. In order to determine lease classification as operating, the Company evaluates the terms of the rental agreement to determine if the lease includes any of the following provisions which would indicate capital lease treatment:

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

Equity Method Based Investments - The Company utilizes the equity method of accounting for investments in companies if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee. The Company’s proportionate share of net income or loss is included in the Company’s consolidated operations as earning or loss from unconsolidated equity basis investments.

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

Results of Operations

Results of operation for the three months ended September 30, 2017 compared to the three months ended September 30, 2016

Summary Results

	Three Months Ended September 30,
	2017		2016
Revenue	$656,347	100.0%	$623,578	100.0%
Cost of revenue	500,860	76.3	432,618	69.4
Gross profit	155,487	23.7	190,960	30.6
Operating expenses	1,929,160	293.9	1,611,986	258.5
Loss from operations	(1,773,673)	(270.2)	(1,421,026)	(227.9)
Other expenses	533,818	81.3	222,142	35.6
Net loss	$(2,307,491)	(351.5)%	$(1,643,168)	(263.5)%

For the three months ended September 30, 2017 total revenue increased by 5.3% over the comparable 2016 period. This increase was driven by a 15.8% increase in rental, service and maintenance revenues and a 9.1% decrease in equipment sales.

Gross margin decreased to 23.7% overall for the three months ended September 30, 2017 from 30.6% for the comparable 2016 period due to a change in the product mix and a decrease in the gross margin of the rental, service and maintenance line of business primarily due to a higher level of contracted services involved in servicing equipment outside of the Company’s direct coverage area and numerous installations on a trial basis of our newly released Revolution Series of digesters with national accounts.

Revenue by Type

The following table breaks down revenue by type:

	Three Months Ended September 30,
	2017		2016
Rental, service and maintenance	$415,402	63.3%	$358,625	57.5%
Equipment sales	240,945	36.7	264,953	42.5
	$656,347	100.0%	$623,578	100.0%

Total revenue increased by $32,769, or 5.3%, from the three months ended September 30, 2016 to the three months ended September 30, 2017. Within revenue, services and maintenance increased by 15.8% from the three months ended September 30, 2016 to the three months ended September 30, 2017, while equipment sales decreased by 9.1%. As a percentage of total revenue, rental, service and maintenance increased to 63.3% of revenue for the three months ended September 30, 2016, as compared to 57.5% for the comparable 2016 period, while equipment sales as a percentage of revenue decreased to 36.7% from 42.5%, respectively. This decrease in equipment sales was primarily attributable to an decrease in international reseller activity in areas where the rental market is not as well recognized as the retail sales model.

Rental, service and maintenance revenue increased by $56,777, or 15.8%, from the three months ended September 30, 2016 to the three months ended September 30, 2017. This increase is primarily driven by a greater number of rented units.

Equipment sales decreased by $24,008, or 9.1%, from the three months ended September 30, 2016 to the three months ended September 30, 2017. This decrease was due to an decrease in unit sales to distributors and international customers.

Cost of Revenue

The following table breaks down cost of revenue by type:

	Three Months Ended September 30,
	2017		2016
Rental, service and maintenance	$348,862	69.7%	$256,107	59.2%
Equipment sales	151,998	30.3	176,511	40.8
	$500,860	100.0%	$432,618	100.0%

Cost of revenue mainly consists of the cost of acquiring digester units that are sold, depreciation expense on rental units, warehousing, installation, maintenance, parts and shipping costs, as well as related salary and employee costs. Total costs of revenue increased by $68,242, or 15.8%, from the three months ended September 30, 2016 to the three months ended September 30, 2017, a period during which revenues increased by 5.3% primarily due to the change in mix of revenue between equipment sales and rental, service and maintenance, as well as a significant level of installation costs, partly due to the roll-out of the Revolution Series of digesters with trial periods with several large national chain stores.

Rental, service and maintenance costs of revenue increased by $92,755, or 36.2% (as compared to a 15.8% increase in rental, service and maintenance revenue) from the three months ended September 30, 2016 to the three months ended September 30, 2017.

	Three Months Ended September 30,
	2017		2016
Labor related costs	$65,365	18.7%	$36,129	14.1%
Depreciation	69,312	19.9	97,356	38.0
Contracted services	142,816	40.9	49,500	19.3
Parts and maintenance supplies	71,369	20.5	73,122	28.6
	$348,862	100.0%	$256,107	100.0%

Labor related costs increased by $29,236, or 80.9% from the three months ended September 30, 2016 to the three months ended September 30, 2017, due to the addition of staff focused on proactive customer involvement in the use, care and maintenance of our digesters with the goal of improving our infrastructure to support significant growth. Contracted services increased by $93,316 or 188.5% from the three months ended September 30, 2016 to the three months ended September 30, 2017, due to a significant increase in the Company’s focus on national account development and installations of the new Revolution Series digesters on trials. Depreciation decreased by $28,044 or 28.8% from the three months ended September 30, 2016 to the three months ended September 30, 2017, due to a portion of the leasing pool no longer having depreciation charges. Parts and maintenance supplies decreased by $1,753 or 2.4% from the three months ended September 30, 2016 to the three months ended September 30, 2017, due to decreased overhead costs.

Equipment sales cost of revenue decreased by $24,513 from the three months ended September 30, 2016 to the three months ended September 30, 2017 due to a decrease in the number and mix of digesters sold.

Gross Profit

The following table breaks down gross profit by type:

	Three Months Ended September 30,
	2017		2016
Rental, service and maintenance	$66,540	42.8%	$102,518	53.7%
Equipment sales	88,947	57.2	88,442	46.3
	$155,487	100.0%	$190,960	100.0%

The following table breaks down gross margin by type:

	Three Months Ended September 30,
	2017	2016
Rental, service and maintenance	16.0%	28.6%
Equipment sales	36.9	33.4
Total	23.7%	30.6%

Rental, service and maintenance gross margin Decreased by 12.6% to 16.0% for the three months ended September 30, 2017 primarily due to a higher level of contracted services involved in servicing equipment outside of the Company’s direct coverage area and numerous installations on a trial basis of our newly released Revolution Series of digesters.

Equipment sales gross margin increased by 3.5% to 36.9% for the three months ended September 30, 2017 primarily due to the majority of 2017 sales involving new machines, that generally have higher gross margin rates than used equipment.

Operating expenses

The following table breaks down operating expenses by type:

	Three Months Ended September 30,
	2017		2016
Selling, general and administrative	$1,090,003	56.5%	$983,725	61.0%
Research and development	207,258	10.8	242,435	15.1
Professional fees	604,225	31.3	356,652	22.1
Depreciation and amortization	27,674	1.4	29,174	1.8
Total	$1,929,160	100.0%	$1,611,986	100.0%

Selling, general and administrative expenses increased by $106,278, or 10.8% from the three months ended September 30, 2016 to the three months ended September 30, 2017. The following table breaks down the major categories of selling, general and administrative expenses:

	Three Months Ended September 30,
	2017		2016
Personnel	$847,190	77.7%	$786,446	80.0%
Facility and office costs	98,385	9.1	82,684	8.4
Sales and marketing	93,990	8.6	74,471	7.6
Other	50,438	4.6	40,125	4.0
Total	$1,090,003	100.0%	$983,725	100.0%

Personnel related expenses increased by $60,744 or 7.7% from the three months ended September 30, 2016 to the three months ended September 30, 2017. This increase was the result of increased staffing in sales and customer support areas. Sales and Marketing increased by $19,519 or 26.2% primarily due to increased travel and trade show costs related to both the digesters and MBT lines of business.

Research and development expenses decreased by $35,177, or 14.5% from the three months ended September 30, 2016 to the three months ended September 30, 2017. This decrease was primarily driven a decrease in personnel expenses and external costs relating to the development of the Revolution Series of digesters.

Professional fees increased by $247,573, or 69.4% from the three months ended September 30, 2016 to the three months ended September 30, 2017. The following table breaks down the major categories of professional fees:

	Three Months Ended September 30,
	2017		2016
Investor relations and shareholder awareness	$465,557	77.1%	$45,500	12.8%
Audit and accounting services	25,440	4.2	57,808	16.2
Legal	103,862	17.2	48,197	13.5
Marketing, communications and strategic services	9,366	1.5	205,147	57.5
Total	$604,225	100.0%	$356,652	100.0%

Professional fees increased primarily due investor relations and shareholder awareness services focused on improved liquidity of the Company’s common stock, offset in-part by a decrease in strategic consulting.

Results of operation for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Summary Results

	Nine Months Ended September 30,
	2017		2016
Revenue	$1,796,244	100.0%	$1,537,586	100.0%
Cost of revenue	1,271,711	70.8	1,142,518	74.3
Gross profit	524,533	29.2	395,068	25.7
Operating expenses	5,527,294	307.7	4,812,010	313.0
Loss from operations	(5,002,761)	(278.5)	(4,416,942)	(287.3)
Other expenses	1,212,164	67.5	553,799	36.0
Net loss	$(6,214,925)	(346.0)%	$(4,970,741)	(323.3)%

For the nine months ended September 30, 2017 total revenue increased by 16.8% over the comparable 2016 period. This increase was driven by a 14.5% increase in rental, service and maintenance revenue and a 21.1% increase in equipment sales, which was driven by reseller activity that continues to be predominantly sales based.

Gross margin improved from 25.7% overall for the nine months ended September 30, 2016 to 29.2% for the comparable 2017 period with improvements in both product revenues.

Operating expenses increased by 13.3% to $5,527,294 for the nine months ended September 30, 2017, which reflect an increase in professional fees of $723,690 related to supporting shareholder awareness and other professional services.

Revenue by Type

The following table breaks down revenue by type:

	Nine Months Ended September 30,
	2017		2016
Rental, service and maintenance	$1,140,751	63.5%	$996,179	64.8%
Equipment sales	655,493	36.5	541,407	35.2
	$1,796,244	100.0%	$1,537,586	100.0%

Total revenue increased by $258,658 or 16.8%, from the nine months ended September 30, 2016 to the nine months ended September 30, 2017. Within revenue, services and maintenance increased by 14.5% from the nine months ended September 30, 2016 to the nine months ended September 30, 2017, while equipment sales increased by 21.1%. As a percentage of total revenue, rental, service and maintenance decreased to 63.5% of revenue for the nine months ended September 30, 2016, as compared to 64.8% for the comparable 2016 period, while equipment sales as a percentage of revenue increased to 36.5% from 35.2%, respectively.

Rental, service and maintenance revenue increased by $144,572, or 14.5%, from the nine months ended September 30, 2016 to the nine months ended September 30, 2017. This increase is primarily driven by a greater number of rented units.

Equipment sales increased by $114,086, or 21.1%, from the nine months ended September 30, 2016 to the nine months ended September 30, 2017. This increase was due to an increase in unit sales to distributors and international customers.

Cost of Revenue

The following table breaks down cost of revenue by type:

	Nine Months Ended September 30,
	2017		2016
Rental, service and maintenance	$880,559	69.2%	$761,834	66.7%
Equipment sales	391,152	30.8	380,684	33.3
	$1,271,711	100.0%	$1,142,518	100.0%

Cost of revenue mainly consists of the cost of acquiring digester units that are sold, depreciation expense on rental units, warehousing, installation, maintenance, parts and shipping costs, as well as related salary and employee costs. Total costs of revenue increased by $129,193, or 11.3%, from the from the nine months ended September 30, 2016 to the nine months ended September 30, 2017, primarily due to the change in mix of revenue between equipment sales and rental, service and parts and improved margins from product sales.

Rental, service and maintenance costs of revenue increased by $118,725, or 15.6% (as compared to a 14.5% increase in rental, service and maintenance revenue) from the nine months ended September 30, 2016 to the nine months ended September 30, 2017.

	Nine Months Ended September 30,
	2017		2016
Labor related costs	$188,583	21.4%	$108,555	14.2%
Depreciation	213,268	24.2	247,680	32.5
Contracted services	221,664	25.2	149,943	19.7
Parts and maintenance supplies	257,044	29.2	255,656	33.6
	$880,559	100.0%	$761,834	100.0%

Labor related costs increased by $80,028, or 73.7% from the nine months ended September 30, 2016 to the nine months ended September 30, 2017, due to the addition of staff focused on proactive customer involvement in the use, care and maintenance of our digesters with the goal of improving our infrastructure to support significant growth. Contracted services increased by $71,721, or 47.8% from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 due to an increase international activities and our on continuing focus on growing national accounts that are not in our direct service areas.

Equipment sales cost of revenue increased by only $10,468 or 2.8% from the nine months ended September 30, 2016 to the nine months ended September 30, 2017, while sales increased by 21.1%, due to a shift in sales mix that resulted in improved overall margins.

Gross Profit

The following table breaks down gross profit by type:

	Nine Months Ended September 30,
	2017		2016
Rental, service and maintenance	$260,192	49.6%	$234,345	59.3%
Equipment sales	264,341	50.4	160,723	40.7
	$524,533	100.0%	$395,068	100.0%

The following table breaks down gross margin by type:

	Nine Months Ended September 30,
	2017	2016
Rental, service and maintenance	22.8%	23.5%
Equipment sales	40.3	29.7
Total	29.2%	25.7%

Rental, service and maintenance gross margin decreased by 0.7% to 22.8% for the nine months ended September 30, 2017 primarily due to higher levels of direct and contracted staff driven by an increased rental portfolio and the release of the new Revolution Series of digesters.

Equipment sales gross margin increased by 10.6% to 40.3% from 29.7% primarily due to primarily due to the majority of 2017 sales involving new machines, that generally have higher gross margin rates than used equipment.

Operating expenses

The following table breaks down operating expenses by type:

	Nine Months Ended September 30,
	2017		2016
Selling, general and administrative	$3,211,855	58.1%	$3,171,973	65.9%
Research and development	611,582	11.1	661,529	13.7
Professional fees	1,618,076	29.3	894,386	18.6
Depreciation and amortization	85,781	1.5	84,122	1.8
Total	$5,527,294	100.0%	$4,812,010	100.0%

Selling, general and administrative expenses increased by $39,882, or 1.3% from the nine months ended September 30, 2016 to the nine months ended September 30, 2017. The following table breaks down the major categories of selling, general and administrative expenses, which accounted for 58.1% of operating expenses for the nine months ended September 30, 2017:

	Nine Months Ended September 30,
	2017		2016
Personnel	$2,534,210	78.9%	$2,478,722	78.2%
Facility and office costs	271,859	8.5	260,405	8.2
Sales and marketing	337,954	10.5	247,785	7.8
Other	67,832	2.1	185,061	5.8
Total	$3,211,855	100.0%	$3,171,973	100.0%

Sales and Marketing increased by $90,169 or 36.4% primarily due to increased travel and trade show costs related to both the digesters and MBT lines of business. Other expenses decreased by $117,229 or 63.3% from the nine months ended September 30, 2016 to the nine months ended September 30, 2017, which was the result a reversal of un-hedged foreign exchange losses that were incurred in 2016 incurred between the US companies and the United Kingdom operation of $128,323.

Research and development expenses decreased by $49,947, or 7.6% from the nine months ended September 30, 2016 to the nine months ended September 30, 2017. This decrease was primarily driven by a reduction in external costs that were associated with the final manufacturing development of the Revolution line in the first quarter of 2017.

Professional fees increased by $723,690, or 80.9% from the nine months ended September 30, 2016 to the nine months ended September 30, 2017. The following table breaks down the major categories of professional fees:

	Nine Months Ended September 30,
	2017		2016
Investor relations and shareholder awareness	$1,193,224	73.7%	$174,459	19.5%
Audit and accounting services	177,598	11.0	259,119	29.0
Legal	175,557	10.9	191,759	21.4
Marketing and communications	71,697	4.4	269,049	30.1
Total	$1,618,076	100.0%	$894,386	100.0%

Professional fees increased primarily due investor relations and shareholder awareness services focused on improved liquidity of the Company’s common stock.

Liquidity and Capital Resources

Since inception, the Company has sustained substantial losses. The Company has an accumulated deficit of $27,287,091, a shareholders’ deficit of $16,140,210 and a working capital deficit of $5,651,550 as of September 30, 2017.

The cash on hand is insufficient for us to continue our operations through November 2018. While the Company continues to seek investors under the private offerings and other financing alternatives, if the Company is unable to obtain debt or equity financing to meet its cash needs, it may have to severely limit, its business plan by reducing the funds it hopes to expend on its business plan.

We do not yet have a sustained history of financial stability. Historically, our principal source of liquidity has been the issuance of debt and equity securities (including to related parties). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is presently in the process of raising additional non-registered preferred stock, senior debt, convertible debt and capital for general operations and for investment in several strategic initiatives, as well as commercial debt to support its leasing activities. There is no assurance that the Company will be able to raise sufficient debt or capital to sustain operations or to pursue other strategic initiatives or that such debt or capital may not be available on acceptable terms, if at all. There also can be no assurance that the plans and actions proposed by management will be successful or that we will generate profitability and positive cash flows in the future.

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

The table below presents borrowings, debts and advances as of September 30, 2017, along with their stated maturities along with the amount due at maturity. The line of credit, with an outstanding balance of $2,463,736 has an additional $36,264 available under its $2,500,000 facility. Of the total $17,091,717 face amount, $7,725,000 is mandatorily converted into common stock at its maturity, $1,470,000 is convertible at the holders’ option and the remaining amount of $7,896,717, which is due in cash includes $5,319,777 due to related parties and $2,463,736 due to a bank, on demand, which is guaranteed by certain related parties, that the Company is presently negotiating an expansion of the facility and a maturity schedule for all balances due thereunder.

	September 30,	Due in:
	2017	2017	2018	2019	Thereafter
Due in cash:
Secured line of credit, prime plus 0.5%*	$2,463,736	$2,463,736	$-	$-	$-
Advances, unsecured, 13%	544,777	544,777	-	-	-
Promissory notes, unsecured, 10%	375,000	-	-	-	375,000
Promissory note, 13%	4,500,000	-	-	4,500,000	-
Other notes, secured, 1.9 to 4.98%	13,204	2,157	5,410	5,199	438
	7,896,717	3,010,670	5,410	4,505,199	375,438

Due in cash or convertible by holder:
Series C convertible notes, 3.5%	1,250,000	-	1,250,000	-	-
Convertible note, 9.5%	220,000	110,000	110,000	-	-
	1,470,000	110,000	1,360,000	-	-

Mandatorily Convertible:
Series A convertible notes, 8%	3,400,000	-	3,400,000	-	-
Series B convertible notes, 8%	1,900,000	-	1,900,000	-	-
Series D convertible notes, 8%	2,000,000	-	-	2,000,000	-
Series V convertible notes, 8%	425,000	-	425,000	-	-
	7,725,000	-	5,725,000	2,000,000	-
Total	$17,091,717	$3,120,670	$7,090,410	$6,505,199	$375,438
Related party included above	$10,394,777	$544,777	$4,750,000	$4,825,000	$275,000

*      The line of credit, which does not have any operating financial covenants, is guaranteed by several related parties and is excluded from the related party amount included above, as the guarantee is secondary to the primary borrower.

Cash and Cash Equivalents

As of September 30, 2017 and December 31, 2016, the Company had cash balances of $480,329 and $325,987, respectively.

Cash Flows

Cash Flows from Operating Activities

We used $3,836,030 of cash in operating activities during the nine months ended September 30, 2017, an increase of $178,283 from $3,657,747 of cash used in operating activities during the nine months ended September 30, 2016. Our net loss during the nine months ended September of $6,214,925 reflected non-cash expenses totaling $1,873,245, including $1,247,039 in stock based employee compensation and fees paid in stock and warrants; $299,021 of depreciation and amortization and $223,718 of amortization of discounts on debt and deferred financing costs. Changes in operating assets and liabilities provided $505,650 of cash during the nine months ended September 30, 2017. Our net loss during the nine months ended September 30, 2016 of $4,970,741 was impacted by $331,807 of depreciation and amortization, $512,318 from stock based employee compensation and $55,076 of amortization of discounts on debt and deferred financing costs. Changes in operating assets and liabilities provided $343,326 of cash during the nine months ended September 30, 2016.

Cash Flows from Investing Activities

Cash used in investing activities amounted to $1,165,868 for the nine months ended September 30, 2017, compared to $3,825 for the nine months ended September 30, 2016, a change of $1,162,043, comprised primarily of our MBT investments, including in Entsorga West Virginia, LLC and project costs related to New Windsor, NY.

Cash Flows from Financing Activities

Cash provided by financing activities amounted to $5,137,360 the nine months ended September 30, 2017, compared to $3,733,583 the nine months ended September 30, 2016, an increase of $1,403,777. During the nine months ended September 30, 2017, we issued $4,120,000 in promissory and convertible notes (face amount), of which $1,465,000 was from related parties.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the nine month period ended September 30, 2017.

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

On November 1, 2017, BioHiTech Global, Inc. and its wholly-owned subsidiary E.N.A. Renewables LLC, entered into a Technology License Agreement (the “License Agreement”) with Entsorgafin S.p.A. (“Entsorga”) whereby the Company acquired a license for the design, development construction, installation and operation of a High Efficiency Biological Treatment (“HEBioT”) renewable waste facility with a capacity of 165,000 tons per year. The HEBioT technology converts mixed municipal and organic waste to a US Environmental Protection Agency recognized alternative fuel source.

The royalty payment for the license amounted to $6,019,200, which was comprised of 1,035,905 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share and cash in an amount up to $839,678.40 for payment of Entsorga’s withholding taxes in the Unites States and Italy.

The Company also entered into a Registration Rights Agreement with Entsorga whereby the Company granted Entsorga certain piggy-back and demand registration rights with respect to the Shares.

On October 30, 2017, the Company entered into a Securities Purchase Agreements (the “Purchase Agreement”) with a single, accredited investor (the “Investor”), pursuant to which the Company agreed to sell and the Investor agreed to purchase up to an aggregate of 333,401 shares of the Company’s newly created Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Shares”) for an aggregate investment of up to $1,667,000 for the aggregate purchase price up to $1,500,300. In addition, the Company agreed to issue warrants (the “Warrants”) to purchase up to 333,401 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at the exercise price of $5.00 per share. At the first closing, consummated on October 31, 2017 (the “First Closing”) the Investor purchased 133,334 shares of Series A Shares and Warrants to purchase an additional 133,334 shares of Common Stock for a purchase price of $600,000. The Company, assuming its satisfaction of certain conditions, has the option to sell to the Investor an additional 200,067 Series A Shares and Warrants to purchase 200,067 shares of Common Stock for the purchase price of $900,300, thirty days after the First Closing.

The Series A Shares are convertible into share of Common Stock at the rate of one share of Common Stock for $5.00 of stated value of Series A Shares converted (effectively, on a 1 for 1 basis). The conversion rate is subject to adjustment for stock splits, reclassification and issuance of certain Securities at a purchase price per share below the conversion price. The Series A Shares will automatically convert into Common Stock if the Company (i) receives gross proceeds of $6,000,000 or (ii) receives gross proceeds sufficient to qualify for listing on a natural securities exchange. If the Company completes a financing at a price per share of less than $5.00, one-half of the Series A Shares will convert at a conversion price equal to the purchase price of such financing. The Series A Shares are entitled to receive dividends, payable quarterly commencing December 31, 2017, at the rate of five percent (5%) during the first year of issuance, and increasing two percent (2%) per month thereafter. The Series A Shares rank senior to the Company’s Common Stock with respect to dividends, distributions and payments on liquidation. The Registrant also has the right to redeem the Series A Shares one year after the First Closing for 120% of the stated value plus any unpaid dividends. Commencing on June 1, 2019, the Investor will have the right to require the Company to redeem the Series A Shares for 115% of the Conversion Amount, under certain circumstances.

The Company also granted the Investor certain piggy-back registration rights with respect to the shares of Common Stock underlying the conversion of the Series A Shares and the exercise of the Warrants.

Effective October 2, 2017 the Company entered into a new shareholder awareness consulting agreement with its existing consultant. This agreement has a term of 90 days and includes cash fees of $90,000, the issuance of the 35,000 shares of common stock and warrants to purchase 10,000 shares of common stock at $5.00 per share.

On August 17, 2017, the Company completed a private placement offering (the “Offering) which, including over allotments, provided for an offering up to $2,000,000 in “Units” (as that term is defined below). As previously reported, on July 6, and 7, 2017 and on August 17, 2017, the Company received gross proceeds of $2,000,000 from the Offering, including $140,000 of payments in kind, which occurred from twenty-one (21) investors, including two (2) related parties who invested $325,000.

In connection with the Offering, the Company entered into a series of Securities Purchase Agreements (the “Purchase Agreement”) with each accredited investor (the “Investors”), pursuant to which the Company agreed to sell and the Investors agreed to purchase units comprised of a mandatorily Convertible Promissory Note (the “Note”) and Warrants (the “Warrants”) to purchase shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). Each Note bears interest at the rate of 8% per annum and is due on the earlier of: (i) July 6, 2019; (ii) the date the Common Stock is listed on The Nasdaq Stock Market or NYSE MKT (the “Listing”); or (iii) a “Change of Control” of the Company which is defined as a liquidation, dissolution, winding up, change in voting control, or sale of all or substantially all of the Company’s assets (the “Maturity”). At Maturity, each Note is convertible into shares of Common Stock equal to the outstanding principal amount under the Note, plus any accrued and unpaid interest, divided by a conversion price (the “Conversion Price”) equal to the lowest of: (i) the trading price on the date of the Listing; (ii) the price per share paid by investors in a subsequent underwritten public offering in connection with the Listing; (iii) the lowest price paid by investors in a subsequent offering of the Company securities; (iv) the per share price in a Change of Control transaction; or (v) $2.75 per share. Prior to maturity, an Investor Company may elect, at its option and in its sole discretion, to convert all or a portion of the outstanding principal amount under the Note, plus any accrued and unpaid interest, into a number of shares of Common Stock at a conversion price equal to $2.75 per share. The Warrants are exercisable for a period of five years into a number of shares of Common Stock equal to the number of shares of Common Stock into which such Investor’s Note is convertible at an exercise price equal to 120% of the Conversion Price. The foregoing descriptions of the above referenced agreements do not purport to be complete. For an understanding of their terms and provisions, reference should be made to the Purchase Agreement attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 12, 2017. A copy of the Form of Note and the Form of Warrant are attached to the Company’s Current Report on Form 8-K filed on July 12, 2017 as Exhibits 10.2 and 10.3, respectively, and are incorporated herein by reference.

Effective July 25, 2017, the Company and an investor relations consultant agreed to amend certain terms to an existing contract, through which, the Company agreed to grant the consultant an additional 30,000 shares that will be earned through November 30, 2017, the remaining term of the contract.

Effective July 3, 2017, the Company and the investor awareness consultant agreed to amend certain terms to an existing contract. The amendment extended the term of the contract through September 30, 2017. Under the terms of the extension, in addition to cash fees, the Company agreed to grant the consultant an additional 75,000 shares that will be earned over the amended term of the contract.

The Company did not engage a placement agent and no compensation was paid in any of the above offerings.

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

BioHiTech Global, Inc.

November 14, 2017	By:	/s/ Frank E. Celli
	Name:	Frank E. Celli
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian C. Essman
	Name:	Brian C. Essman
	Title:	Chief Financial Officer and Treasurer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

