Form 10-K
period 2017-12-31
BIOHITECH GLOBAL, INC.
filed 2018-04-02
CIK 1590383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 001-36843

BioHiTech Global, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-2336496
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

80 Red Schoolhouse Rd. Chestnut Ridge, NY	10977
(Address of Principal Executive Offices)	(Zip Code)

(845) 262-1081

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	OTC Markets LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $12.1 million based on the closing sales price of $2.90 on the OTC Markets. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of March 26, 2018, there were 11,925,918 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement relating to its 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

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

Organization and Corporate History

On August 6, 2015, the Company entered into and consummated an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”), with BioHiTech Global, Inc. (“BioHiTech”, the “Company”, “we”, or “us”), that was incorporated on March 20, 2013 under the laws of the state of Delaware as Swift Start Corp. and wholly-owned subsidiary of the Company (“Acquisition”) and Bio Hi Tech America, LLC, a Delaware limited liability company. Pursuant to the terms of the Merger Agreement, Acquisition merged with and into BioHiTech in a reverse business combination (the “Merger”) with Bio Hi Tech America, LLC surviving as a wholly-owned subsidiary of the Company. As consideration for the Merger, we issued the interest holders of Bio Hi Tech America, LLC (the “BioHiTech Holders”) an aggregate of 6,975,000 shares (the “Merger Shares”) of our Common Stock in accordance with their pro rata ownership of Bio Hi Tech America, LLC membership interests. Prior to the merger the Company’s initial business plan was to develop a website that offered comprehensive online computer programming courses for anyone with any level of computer programming knowledge, from beginners to experts. Following the Merger, the Company adopted the business plan of Bio Hi Tech America, LLC in the development, marketing and sales of food waste disposal systems which transform food waste into nutrient-neutral water which may be disposed of via sewer systems while utilizing proprietary software to collect and transmit environmental performance data to its customers.

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

Immediately prior to the Merger, the Company had 9,040,000 shares of Common Stock issued and outstanding. In connection with the Merger, the Majority Holder and other shareholders collectively agreed to retire and cancel an aggregate of 8,515,000 shares of Common Stock. Following the consummation of the Merger, the issuance of the Merger Shares, and the retirement of the 8,515,000 shares of Common Stock, the Company had 7,500,000 shares of Common Stock issued and outstanding and the BioHiTech Holders beneficially own 6,975,000 shares or approximately ninety-three percent (93%) of such issued and outstanding Common Stock. Unless otherwise specified, the terms “Company”, “we”, “us” and “BioHiTech” refer to the Company on a consolidated basis.

On June 7, 2017, the Company held its annual meeting. At the meeting, the Company’s stockholders voted to approve an amendment to the Company’s Certificate of Incorporation to increase the number of the Company’s common stock from 20,000,000 shares to 50,000,000.

Our corporate headquarters are located at 80 Red Schoolhouse Road, Suite 101, Chestnut Ridge, New York 10977 and our phone number is (845) 262-1081. We can be contacted by email at info@biohitech.com. Our website can be found at www.biohitech.com. The information on our websites is not incorporated in this report. A copy of our most recent SEC reports can be found at http://investors.biohitechglobal.com/sec-filings, as well as through the investor section of our www.biohitech.com website.

ITEM I: BUSINESS

Products and Services

The Company’s vision since its inception has been to disrupt the waste management industry in North America through the development and utilization of our own practices and proprietary technologies, as well as successful practices and technologies acquired from other worldwide areas, to create the next level of a commercially viable, fully integrated, sustainable waste management company. The Company offers a suite of technologies and services that can be utilized separately or in tandem. The Company provides cost-effective technologies for on-site food waste reduction and elimination as well as proprietary technology for the processing of solid waste from municipalities and large organizations through a mechanical and biological process that recovers certain recyclables, reduces weight and produces an E.P.A. recognized alternative fuel commodity, with significantly less materials destined for landfill. The Company also intends to provide traditional waste collection services in certain markets.

The Company’s initial focus was primarily on its on-going Digester business. During 2014 and 2015 the Company expanded its Eco-Safe Digester offering for mid- to large-level food waste generators through the development of technologies that transformed the digester market from just food waste diversion to one that provides information that can allow customers to reduce and eliminate or minimize their food waste through improved supply chain management and other efficiencies.

During 2016, the Company initiated development of its Revolution Series of Digesters, a technologically advanced digester targeting smaller food waste generators, that is smaller in size, easy to install, and offered at a lower price point. The Revolution Series of Digesters became commercially available in the second half of 2017.

Also during 2016 and 2017, the Company expanded from its technology-digester single product line by starting strategic initiatives in Mechanical Biological Treatment (“MBT”) facilities that rely upon High Efficiency Biological Treatment (“HEBioT”) to process waste at the municipal or enterprise level converting a significant portion of intake into an United States EPA recognized alternative commodity fuel.

During 2017, the Company initiated strategic activities relating to traditional waste management and recycling service. Subsequently, in 2018, the Company made its initial investment in a traditional waste management and recycling company, with primary operations in the Southern New Jersey and Eastern Pennsylvania markets.

The combination of traditional waste and recycling collection, on-site digester and the facility based HEBioT technology results in a unique offering that provides a turn-key solution for customers seeking to achieve zero waste. The Company envisions use of its digesters for disposal of food waste at certain retail customer’s locations, with regional disposal services being directed to the Company’s HEBioT facilities. This cost effective solution can result in less than 20% of each customer’s waste being directed to landfills, hence resulting in a near-zero footprint.

Digester Based Products and Services

Our digesters, together with our developed applications and technology, are a data-driven, network-based mechanical/biological technology which transforms food waste into nutrient-neutral water that can safely be disposed of via conventional sanitary sewer systems.  Our digesters reduce greenhouse gas emissions by reducing the volume of food waste being disposed of in landfills and eliminating the corresponding transportation of this waste. In addition, the technology saves users money by avoiding disposal costs (“tip fees”) and transportation charges.  This process allows waste producing organizations to actively contribute to environmental sustainability and the preservation of resources in a cost-effective manner.

Our digesters are high technology appliances that provide a safe, clean and odorless process for converting organic waste to a nutrient neutral discharge that is introduced to the typical sewage drain. Each digester utilizes technology similar to municipal sewage treatment plants in a scaled down, friendly point of generation format. It is an ecologically friendly solution for processing food waste directly at its source.

Our digesters continuously process organic food waste including vegetables, fruits, meat, fish, poultry, grains, coffee grinds, egg shells and dairy products, with decomposition typically occurring within 24 hours. Our digesters rapidly digest food waste into a nutrient neutral liquid effluent using the following steps:

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

The BioHiTech BioBrainTM CloudTM, CirrusTM Mobile Application and AltoTM Application

The Company leverages its existing technology, including our digester’s on-board patent pending weighing system, by collecting, accumulating and providing empirical data that can aid in improving the efficiency of the upstream supply chain. By streaming data from the digesters, collecting information from system users and integrating business application data, BioHiTech’s internet enabled system known as the BioHiTech CloudTM can provide necessary data to aid customers in reshaping their purchasing decisions and positively affect employee behavior. In its simplest form, the BioHiTech Cloud quantifies food waste in a fashion that has historically not been available. It enables users to understand food waste generation habits and to improve operational efficiencies.

The BioHiTech Cloud data is used to help educate customers as to where, when and how waste is being created. Tracking and analyzing waste based on creation time, food type, preparation stage, origin of waste or other key metrics may provide a clear picture of the food waste lifecycle. While our digesters already provide significant economic savings and decreases in carbon footprint, the addition of the BioHiTech Cloud increases that impact by helping the customer to more accurately manage inventory, preparation practices and staff efficiencies.

The Company believes that its combined offering of technology and its digesters provide customers with information that has not been readily available to consumers in the past that has the potential for improved management and reduction of waste at the point of generation on a real-time basis.

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

During September 2016, the Company released AltoTM, which is a key new component of BioHiTech's comprehensive food waste solution that uses data and analytics to help drive smarter business decisions. The Alto software is designed to enhance the productivity of the Company's digesters by enabling easy to understand, real-time interactive communication to improve unit performance levels, processing statistics, and maintenance routines via a secured internet connection on any standard computer or mobile device.  In addition to enhancing the productivity of its own equipment, the platform can easily be expanded to provide a whole new way for people to intelligently communicate actionable information with any internet-enabled industrial equipment in order to achieve significant performance optimization. BioHiTech currently has a provisional patent pending on this technology.

Digester Lines

Revolution Series Digester ®

The Revolution Series Digester®, which became commercially available in the second half 2017, is the Company's newest sustainable food waste disposal solution designed for lower volume food waste generators. Our Revolution Series of Digesters may be used by full and quick service restaurants, coffee shops, hospitality companies and other specialty food service establishments that generate smaller volumes of waste than those that the Eco-Safe Digester is more suitable for. This sub-segment of the food services industry is estimated to have more than 1.5 million locations.

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

The Revolution Series Digesters are available in two models, the Seed and the Sprout, each offering a compact footprint. The Series is capable of handling 100 to 600 pounds per day depending on the model size. The Compact footprint allows access through standard doorways, eliminating one barrier to entry of our larger Eco-Safe units. The units can be delivered through standard shipping and installed efficiently in less than two hours with no need for specialty utilities or hook-ups required.

The Revolution Series Digesters are mainly available on a rental basis except in certain international markets where they are offered for direct sale. Under our rental model, we bundle the digester, customary maintenance service, consumables and an annual cloud license for one monthly charge. These contracts are anticipated to range from three to five years in duration. Monthly charges range from $325 to $500 per month depending on the unit size, services provided and the quantity of units under contract.

Eco-Safe Digester®

Prior to 2017, the Company provided a simple, environmentally friendly, and cost effective solution for food waste disposal through its Eco-Safe Digester® line.  The Company has a global distribution license to sell, lease, use, distribute, and manufacture the Eco-Safe Digester®. The Eco-Safe Digester® targets businesses that generate a high volume of waste including food service, hospitality, healthcare, government, conference centers, education centers, and stadiums. The Company estimates that the US addressable market for this type of digester is in excess of 250,000 locations and an additional 250,000 internationally. The Eco-Safe Digester® can digest up to 3,500 pounds of food waste every day.

The Company has over ten years of operating experience with the Eco-Safe Digester® line. With units in the field for over ten years, our products have proven to have a reasonably long-term life expectancy comparable to the products sold by its competitors.

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

Target Markets

BioHiTech’s target market for its digesters includes any producers of consistent volumes of food waste.

In addition to the US domestic marketplace, the Company anticipates growth internationally with a primary focus on the United Kingdom, Singapore, Mexico and Latin America. As international communities continue to strive toward more sustainable options, the Company has identified a need for its digester platforms and BioHiTech Cloud, which is serviced by our London office and various qualified resellers in the target markets.

As municipalities continue to enact ordinances prohibiting commercial food waste from being disposed of in landfills, the Company will focus its efforts on targeting those businesses most affected by such ordinances. Many cities and states have already banned landfill disposal of food waste generated by large, commercial food waste generators, with pending legislation in numerous others. The Company anticipates this trend to continue as sustainability efforts advance.

Customers

Customers for BioHiTech’s digesters are primarily any consistent producers of food waste. Industries served include but are not limited to healthcare, grocery, prisons, retail food services (including traditional restaurants, quick service restaurants and coffee shops), education, and full-service hospitality. Volume of food waste, as well as traditional waste disposal costs, are the primary drivers of return on investment for customers. BioHiTech also sells its products to governmental agencies including correctional facilities and hospitals, as well as large private sector companies throughout the United States and abroad.

It is estimated that the addressable market for our digesters is over two million locations worldwide.

Patent and Trademarks

In 2015 Company applied for a patent for the “Network Connected Weight Tracking System for a Food Waste Disposal Machine” and has also filed a provisional patent application in 2016 for “A Chatbot System for Industrial Machinery”. In connection with redesigning the Company’s Eco-Safe digesters in 2015 and 2016, and the development of the Revolution Series of Digesters in 2016 and 2017, the Company has written entirely new code for its units that better integrates with the Company’s other technology offerings. In early 2018 the Company received notification from the United States Patent and Trademark Office that the Network Connected Weight Tracking System for a Food Waste Disposal Machine patent application has been examined and is allowed for issuance as a patent, however the patent has not yet been issued.

The Company has an exclusive global distribution license to sell, lease, use, distribute, and manufacture the Eco-Safe Digester (and the patents related thereto) model, which was replaced with Company developed models in 2016, pursuant to an exclusive license and distribution agreement.

The Company is the owner of the registered trademark Revolution Series Digester, Eco-Safe Digester, and has trademarks on BioHiTech, BioBrain, the BioHiTech Cloud, Cirrus and Alto.

Mechanical Biological Treatment Line of Business

On January 20, 2016, the Company formed E.N.A Renewables LLC, formerly known as Entsorga North America, LLC (“ENA”) as a wholly owned subsidiary. ENA owns a 31% interest in Apple Valley Waste Conversions, LLC (“AVWC”). Frank E. Celli, the Company’s CEO also owns a 20.9% interest in AVWC. In March 2017, Mr. Celli assigned his voting rights in AVWC so that, collectively, ENA would have voting control of over 51% of AVWC. AVWC currently holds the exclusive license for the development throughout 11 northeast U.S. states and the District of Columbia of the technology known as High Efficiency Biological Treatment (“HEBioT”), which is owned by Entsorgafin, an Italian company that provides cost effective environmental technologies throughout the world. HEBioT is a proprietary form of Mechanical Biological Treatment (“MBT”) that is used widely throughout Europe. Since 2016, the Company’s MBT activities have been limited to project development.

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

The development license agreement between Entsorgafin (technology owner) and AVWC is perpetual in nature, with certain performance standards relating to the volume of facilities developed during the initial five years of the agreement.

The Company believes it will be successful in the development of the ENA plants under one of the two proposed revenue scenarios over the next 18 to 24 months. The deployment of this technology is consistent with the Company’s vision of providing disruptive technologies to the traditional waste industry. With the ability to accept up to approximately 20 to 30% of each plant’s capacity in the form of pure food waste, the Company adds an option of municipal level solutions in the food waste industry that it does not currently possess.

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

The Company is also at varying levels of preliminary discussion regarding several other sites.

Entsorga West Virginia Investment

Effective January 1, 2017, the Company signed an agreement to acquire up to approximately 40% of the interests in Entsorga West Virginia LLC (“EWV”) from the original investors at the purchase price of $60,000 for each 1% interest in EWV. The Company is required to purchase $1,034,028 of EWV’s interests, representing a 17.2% interest, with the remaining 23.1% being at the option of the Company. The agreement and transfer of the interests were subject to the approval of the EWV bond trustee, which was granted on March 20, 2017. On March 21, 2017, the Company completed the required investment acquisition of $1,034,028 for a 17.2% interest. There have not been any further investments in EWV during 2017. The acquisition by the Company was funded by a short-term advance from the Company’s Chief Executive Officer, which was replaced by the Company’s Series C secured subordinated convertible notes issued to unrelated investors and the Company’s Chief Executive Officer.

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

EWV held its groundbreaking ceremony in January 2016 and subsequently closed on the issuance of Tax Exempt Industrial Development Bonds issued by the West Virginia Economic Development Authority in the amount of $25,000,000 (the “Bonds”). The facility is currently under construction and is expected to begin commercial operations in 2018.

This first operational plant utilizing the patented HEBioT technology in the United States will serve as the Company’s “showplace” to help expedite future deployments.

Traditional Waste Management Services Business

Participating in traditional waste management services provides several integration opportunities for the Company to integrate with our other lines of business. Traditional services providers typically have existing direct relationships with customers we target for our digesters. By being aligned with the traditional waste collector, the Company can leverage those existing relationships through customized service agreements that can result in installations of our digesters that benefit the Company, the waste collector and their customers. Additionally, municipal solid waste that is typically delivered to transfer stations or directly to landfills can provide a reliable source feedstock for our planned MBT plants.

On January 25, 2018, the Company made its first investment in waste collection by entering into a Membership Interest Purchase Agreement (the “Purchase Agreement”) to acquire 9.2% of the outstanding membership units (the “Units”) of Gold Medal Group, LLC (“GM Group”), a traditional waste collection company with a materials recovery facility located in southern New Jersey and eastern Pennsylvania. Pursuant to the Purchase Agreement, the Company acquired the Units from two unrelated parties in consideration for 500,000 shares of the Registrant’s common stock, par value $0.0001 per share (the “Common Stock”). The Purchase Agreement contains customary provisions, including representations, warranties, indemnities and “piggyback” registration rights, and closed upon the satisfaction of customary closing conditions.

In connection with the Purchase Agreement, ENA entered into a Limited Liability Company Agreement (the “LLC Agreement”) of GM Group with GM Group’s other member. The LLC Agreement contains customary provisions regarding the governance of GM Group.

Also, on January 25, 2018, the Company entered into a Letter Agreement (the “Option Agreement”) with GM Group. Pursuant to the Option Agreement, ENA may purchase up to 5,000,000 additional Units of GM Group at an aggregate purchase price of $5,000,000, provided that the Registrant’s Common Stock, if it is still publicly traded, is listed on the New York Stock Exchange, NYSE American, or the NASDAQ Stock Market (each, a “Qualified Exchange”). In the event that the Registrant’s Common Stock is not listed on a Qualified Exchange on any day after November 30, 2018, the Option Agreement also grants the other GM Group member the right to purchase all then-outstanding Units of GM Group that are owned by the Registrant or ENA.

The Company also entered into an Advisory Services Agreement (the “Advisory Agreement”) with Gold Medal Holdings, Inc. (“Holdings”). Pursuant to the Advisory Services Agreement, the Registrant will provide Holdings with advisory services relating to corporate development, strategic planning, operational and sales oversight and other general administrative and support services, as more particularly described within the Advisory Agreement. As consideration for providing these services, the Company, will be compensated with an annual advisory services fee equal to the greater of (i) $750,000 and (ii) 10% of Holdings’ annual ordinary earnings before interest, taxes, depreciation and amortization. The initial term of the Advisory Agreement is for one year.

Marketing, Sales and Distribution

Digester Marketing Strategy

The Company markets through two channels, “in-house” direct sales and “reseller” sales. We currently leverage six company-employed sales associates that focus on maintaining and expanding “house accounts”. In addition, we currently also have registered domestic resellers, registered international resellers, independent domestic sales agents, international independent sales agents and international sub-distributors. Domestic and international resellers are granted a non-exclusive license to sell and market products and services. Certain international sub-distributors have been granted exclusive sub-distribution rights in Singapore, Malaysia and Indonesia. All resellers are required to purchase all products and consumables directly from the Company. In some cases, we also provide annual service to customers of our resellers at an additional charge.

As regulations continue to be passed regarding the disposal of food waste, we will leverage both our internal and external marketing sources to communicate to and inform the target market of the increasing level of need for our products and services.

Since 2016, the Company has operated on a United States based manufacturing model. Each product goes through a rigorous quality control process before it is delivered to the customer. At our headquarters facility, each product is equipped with our proprietary hardware and software to enable our BioHiTech Cloud connectivity. International units may be drop shipped directly to resellers. In this event, we ship the necessary hardware and software to our international service agents for installation prior to customer delivery. The new Revolution series of digesters is also manufactured in the United States, is also equipped with our proprietary hardware and software to enable our BioHiTech Cloud connectivity. Prior to 2016, Eco-Safe Digesters were imported from the manufacturer located in Seoul, South Korea and received at the BioHiTech headquarters and warehouse in Chestnut Ridge, New York.

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

Most of these companies originated in Korea and we believe may have copied underlying technology of the Eco-Safe digester units. We are aware of one company that has claimed to be developing competitive data collection and some level of web enablement, but are unaware of the deployment and functionality of their technology offering. Of our competitors, our machine has the smallest footprint, requires the least amount of water to operate and we believe is an industry leader in terms of installations and efficiency. Currently we are not aware of any direct competitor with the ability to capture and deliver real time data. We believe that our pending patent, if granted, will provide BioHiTech the right to exclude competitors from making, using or selling technology on a food waste disposal device within the scope of the patent claims, in the countries in which the patent or patents are granted.

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

Mechanical Biological Treatment. Competition in the Mechanical Biological Treatment (“MBT”) area is more diverse than with our digester products, as High Efficiency Biological Treatment (“HEBioT”), which is just one of many forms of MBT, is a new technology to the United States. The U.S. waste industry significantly lags Europe, which has over 300 MBT operational plants, in its achievements of improving environmental protection, diverting waste from landfills, development and utilization of alternative energies, and other green initiatives. There is an increasing push to pursue alternative waste disposal options as landfill capacity continues to dwindle and environmental consciousness continues to increase. In addition, the U.S. continues to pursue initiatives mitigating reliance on foreign energy and the EPA is increasing mandates to reduce air pollutants and use of fossil fuels. There are also many large corporations that have set zero waste targets that could utilize HEBioT as the one source to reduce landfill disposal of waste to under 20%.

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

Pyrolysis: Pyrolysis is a thermochemical decomposition of organic material at elevated temperatures in the absence of oxygen (or any halogen). It involves the simultaneous change of chemical composition and physical phase that is irreversible. Pyrolysis is a type of thermolysis that is most commonly observed in organic materials exposed to high temperatures. Pyrolysis has been recently explored as an option for municipal solid waste incineration but has not been deployed in the U.S. due to various challenges, including:

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

Other MBT Providers. The terms mechanical biological treatment or mechanical biological pre-treatment relate to a group of solid waste treatment systems. These systems enable the recovery of materials contained within the mixed waste and facilitate the stabilization of the biodegradable component of the material. There are currently over 300 operational MBT plants throughout Europe. Most of the current plants produce Refuse Derived Fuel, which differs from the engineered solid recovered fuel produced by the Entsorga HEBioT technology, which is deemed as an “engineered fuel” by the U.S. EPA. A2A is a company based in Italy that has historically deployed a similar technology to that of Entsorga; however, no longer makes it commercially available to merchant plant operators and does not currently have any facilities located or planned for the U.S. market.

Traditional Waste Management Services. The traditional waste collection industry has several major competitors and a large number small to mid-sized competitors, including counties and municipalities. While they compete against each other for direct customer sales and for sales resulting from contracting with waste management consulting firms, their offering generally does not include utilizing digesters in place of collections and their alternatives to landfill are limited.

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

There are several research and development initiatives underway.

•	Our technology to extract data and proactively communicate with PLCs is not limited to digesters and can be deployed on substantially all industrial equipment that is operated by PLCs. In that regard, we are working within the waste industry on applying the technology to other waste equipment that does not infringe on our target markets and with a hydroponics entity to improve their ability to improve crop yields.

•	As water is becoming a highly scrutinized resource, we have worked with various water filtration companies with the goal of achieving a water treatment and recirculation system in conjunction with our Eco-Safe Digester. We have been able to test filtration that allows us to achieve multiple objectives, eliminating the need for fresh water in the digestion process, eliminating the discharge of effluent to waste water treatment facilities, and the creation of “net new” water for our customers for re-use within their facilities for general purposes. This technology, while successful, has not been commercially deployed based on the current economics that may be subject to change in the future.

•	During 2017, the Company introduced its Smart Mode technology. Smart Mode technology uses sophisticated algorithms, data analytics, and machines learning to optimize the operation of the Digester equipment. The smart mode technology allows BioHiTech greater control of operation of the equipment, allowing the system to detect irregularities and to optimize the digestion process.

•	As customers gain an appreciation for the transparency provided by the BioHiTech Cloud on their food waste, they have expressed an interest to track other recyclable and waste products using our existing dashboard. As the core technology already exists, we have successfully tested the process of adapting our weight capture and presentation to various other waste equipment. The success of this pilot project provides for the ability to expand our software as a service offering under additional license fees for each piece of equipment in the future. While not actively marketed, the addition of this service to pieces of equipment that have been utilized for many years provides for a potential new market in the future.

•	With the ability to extract data and proactively communicate with PLCs, we are actively deploying machine learning technology to improve operational efficiencies of our digester products. In addition to machine learning, the ChatBot technology allows the use of conversational dialogue through chat or text messaging to ascertain the status of equipment, instruct the equipment to work differently or to interactively diagnose and correct issues with the equipment.

•	As we recognize some customers’ desire to re-capture nutrients from food waste to be used for the generation of electricity via anaerobic digestion, we have confirmed the ability to capture effluent from our digesters as feedstock for the AD process. Previously we tested with a regional anaerobic digestion company to determine whether our units can produce a valuable feedstock with energy value. The result of the trials was positive. By utilizing our technology, a customer is able to treat waste at its point of generation, measure and analyze waste volumes via the BioHiTech Cloud, and may transport the residual in a more cost effective and environmentally friendly means and ultimately convert its food to energy via the AD process. This process may provide a more sustainable model for AD as it could reduce costs of logistics and reduce the need for government subsidy.

•	As with the generation of feedstock for the AD process above, the Company is also exploring the use of our digester effluent as the basis feedstock to other industries. The initial digestion performed by our digester may allow for decreased processing required to produce a suitable commercial product.

Management and Employees

As of December 31, 2017, BioHiTech had 26 full time and 2 part-time employees. We believe we enjoy good employee relations. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

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

Liquidity and Capital Resources

The Company currently generates revenues from rental and sales of its digesters and related goods and services and anticipates revenues from the HEBioT technologies in the future and returns from its unconsolidated investments, including those under management agreements. The Company's other known sources of capital are investments and advances from related and unrelated parties, proceeds from private placements, issuance of preferred stock, notes payable, convertible notes payable, loans from its officers and cash from future revenues.

The Company has applied to The NASDAQ Stock Market LLC to be listed on their exchange and believes that it has meet all requirements for listing, including compliance with all governance and financial requirements, including the applicable stockholders’ equity requirement for initial listing on Nasdaq. Below is the Company’s summary balance sheet as of December 31, 2017, to which pro forma adjustments for certain events occurring after December 31, 2017 that were previously reported via the Registrant’s Current Reports on Form 8-K on January 30, 2018, February 6, 2018 and February 8, 2018, and as subsequent events footnote to the audited financial statements included in this Annual Report, as well as the repayment, inclusive of interest, of $3,923,788 in the Registrant’s common stock at the maturity of its outstanding Series A convertible notes on February 12, 2018 have been applied.

Simultaneous with the first day of trading of the Registrant’s Common Stock on Nasdaq, the effect of such on the Company’s outstanding series of convertible preferred stock, and its Series B, C, D and V convertible notes (collectively, the “Notes”), would result in stockholders’ equity in excess of the $5,000,000 requirement as presented below. Until such time as the Registrant’s Common Stock begins trading on Nasdaq (or the NYSE American), there can be no guarantee that the pro forma adjustments based on such listing and trading will take place or as illustrated.

	Without Impact of Conversions Resulting from Uplisting (1)	Pro Forma Adjustments Resulting from Uplisting		Pro Forma Adjustments from Other Subsequent Events		Post Pro Forma Adjust- ments
	($ in thousands)
Assets:
Current	$1,587	$-		$4,488	e,j	$6,075
Non-current	8,953	-		2,250	d	11,203
Total assets	10,540	-		6,738		17,278

Liabilities and stockholders’ equity:
Current	3,342	-		(321)	h,j	3,021
Non-current	17,591	(6,115)	a,b,c	(4,888)	e,f,g,i,k	6,588
Total Liabilities	20,933	(6,115)		(5,209)		9,609
Series A redeemable convertible preferred stock	1,096	(1,096)	c	-
Stockholders’ equity	(11,489)	7,211		11,947		7,669
Total liabilities and stockholders’ equity	$10,540	$-		$6,738		$17,278

(1) Derived from December 31, 2017 audited balance sheet.

Pro forma adjustments resulting upon uplist to Nasdaq:
a	Each of the Series B, D and V BioHiTech Global, Inc. Convertible Debt Series (the "Series") provide for a mandatory conversion into shares of the Company's common stock. In connection with the Series, $4,099 in outstanding debt would convert into common stock shares at $2.75 per share. In addition, the Company could pay $114 in accrued interest in shares of the Company's common stock.
b	The terms of the amended Series C Secured Convertible Debt provide for a mandatory conversion into shares of the Company's common stock. In connection therewith, $1,022 in outstanding debt would convert into common stock shares at $2.75 per share.
c	Subsequent to December 31, 2017, the Company and the holder of the Series A Convertible Preferred Stock entered into an agreement by which, in the event of an uplisting to a national exchange, certain redemption features and other designations relating to the stock would automatically be changed such that the shares classification would change from temporary equity to permanent equity. In connection with the agreement, the Company also would have to redeem $317 of existing shares.

Pro forma adjustments from other subsequent events:
d	On January 25, 2018, the Company acquired a 9.2% interest in Gold Medal Group, LLC in exchange for 500,000 shares of the Company's common stock with a value of $2,250.
e	On February 2, 2018, the Company entered into a financing arrangement that included a note and security agreement for a senior secured term promissory note in the amount of $5,000 with Michaelson Capital Special Financial Fund II, L.P. that also included the Company issuing 320,000 shares of the Company's common stock with an allocated value of $1,194 (the “Michaelson Financing".)
f	In connection with the Michaelson Financing, the Company's Chief Executive Officer entered into an Exchange agreement that provided for an exchange of a portion of their note payable to the Company into a newly designated Series C convertible preferred stock.
g	On January 12, 2018, $3,400 of the Company's Series A Convertible Debt matured after 24 months. The maturity triggered a mandatory conversion of the debt into shares of common stock at a price of $2.75 per share. In addition, the Company paid $524 of accrued interest with its common stock.
h	During January 2018, the holder of an optionally convertible note exercised their rights to convert $104 in notes into the Company's common stock.
i	During January 2018, a holder of $200 in the Company's Series D Convertible debt converted their note for 72,728 shares of the Company's common stock.
j	Subsequent to December 31, 2017, the company issued $780 in Series B Convertible Preferred stock that is mandatorily convertible upon an uplist.
k	Subsequent to December 31, 2017, a holder of an unsecured $275 note payable exchanged their note for shares of the Company's Series C Preferred Stock.

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

Related Party Transactions

BioHitech Realty LLC

The Company currently rents its corporate headquarters and, its warehousing space, from BioHitech Realty LLC, a company partially owned by Frank E. Celli, our Chief Executive Officer and Chairman, and Michael Franco, a stockholder and employee of the Company. The initial lease expired on October 31, 2014 and was replaced by an office and a warehouse lease that were executed in July 2015 and expire in 2020. Each lease contains a renewal option for an additional five-year period. Rent expense under these leases for the years ended December 31, 2017 and 2016 amounted to $97,066 and $95,430, respectively.

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

Acquisition of digesters and parts, as well as expenses under the distribution agreement amounted to $222,240 and $878,439 for the years ended December 31, 2017 and 2016, respectively.

Other

The Company has also entered into various notes and advances from related parties that are disclosed in the Company’s consolidated financial statements.

Available Information

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

We have a history of operating losses and may not achieve or sustain profitability due to the competitive and evolving nature of the industries in which we operate. Our failure to sustain profitability could adversely affect the Company’s business, including our ability to raise additional funds.

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

Stringent government regulations at the federal, state and local level in the U.S. have a substantial impact on the waste industry and compliance with such regulations is costly. A large number of complex laws, rules, orders and interpretations govern environmental protection, health, safety, land use, zoning, transportation and related matters. Among other things, governmental regulations and enforcement actions may restrict operations within the waste industry and may adversely affect our financial condition, results of operations and cash flows.

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

We may also incur the costs of defending against environmental litigation brought by governmental agencies and private parties. We may be in the future a defendant in lawsuits brought by parties alleging environmental damage, personal injury, and/or property damage, or which seek to overturn or prevent authorization of our products, all of which may result in us incurring significant liabilities.

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

Our business and strategic plans may require funding.

Our current business and strategic plans require additional funding. Our ultimate success may depend on our ability to raise additional financing and capital. In the absence of additional financing or significant revenues and profits, the Company will have to approach its business plan from a much different and much more restricted direction, attempting to secure additional funding sources to fund its growth, borrowing money from lenders or elsewhere or to take other actions to attempt to provide funding. We cannot guarantee that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.

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

We are currently in the early stages of expanding our businesses. Our operations are subject to all the risks inherent in the establishment of an expanding business enterprise. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays that are frequently encountered in a newly-formed company. There can be no assurance that at this time that we will operate profitably or will have adequate working capital to meet our obligations as they become due.

Investors must consider the risks and difficulties frequently encountered by expanding companies, particularly in rapidly evolving markets. Such risks include the following:

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

We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected, and we may not have the resources to continue or expand our business operations.

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

If we fail to manage growth or to prepare for product scalability and integration effectively, it could have an adverse effect on our employee efficiency, product quality, working capital levels and results of operations.

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

Aside from increased difficulties in the management of human resources, we may need increased liquidity to finance the expansion of our existing business, the development of new products, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and controls. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability. We cannot assure investors that we will be able to timely and effectively meet that demand and maintain the quality standards required by our existing and potential customers.

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

Our success is, to a certain extent, attributable to the management, sales and marketing, and operational and technical expertise of certain key personnel. Frank E. Celli, our Chief Executive Officer, Robert Joyce, our Chief Operating Officer, Brian C. Essman, our Chief Financial Officer and William Kratzer, our Chief Technology Officer, perform key functions in the operation of our business. The loss of any of these could have a material adverse effect upon our business, financial condition, and results of operations. If we lose the services of any senior management, we may not be able to locate suitable or qualified replacements and may incur additional expenses to recruit and train new personnel, which could severely disrupt our business and prospects.

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

There is no assurance that the Company will operate profitably or will generate positive cash flow.

The Company is continuing to develop its lines of business, customer base and recurring revenues and it is anticipated that it will continue to incur losses in the future as it carries on this process. In addition, the Company’s operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition, regulatory changes and general economic conditions.

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

In connection with the waste collections and MBT lines of business, the Company will have to maintain or acquire specialized permits and have regulatory approvals from various state and local regulatory authorities for their operations or the construction of facilities. The failure of having such may delay or prevent the construction or operation of the planned MBT facilities and the maintenance and expansion of the waste collections line of business. In addition, there are significant risks related to the construction of a specialized facility. These risks may delay, postpone or cause a negative impact to the anticipated financial performance of the projects.

We may be negatively impacted by landfills and certain long-term disposal trends.

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

The Company’s MBT projects and its waste collections business anticipate a minimum return on recycled materials. Should conditions change such that the minimum returns cannot be recovered, they may have a negative impact on the anticipated financial performance of the projects and businesses.

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

Our current executive officers, directors and five large stockholders of the Company, hold approximately 73.5% of the voting power of the outstanding shares as of December 31, 2017. Our current executive officers and directors hold 34.0% of the voting power of the outstanding shares as of December 31, 2017. These officers, directors and certain stockholders have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. As such, our executive officers have the power to prevent or cause a change in control; therefore, without their consent we could be prevented from entering into transactions that could be beneficial to us.  The interests of our executive officers and certain shareholders may give rise to a conflict of interest with the Company and the Company’s stockholders. For additional details concerning voting power please refer to the section below entitled “Description of Securities.”

Liquidity of our common stock has been limited.

Our common stock “BHTG” is quoted on the OTCQB. On February 12, 2016 the Company uplisted from OTCBB (also known as OTC Pink) to the OTCQB. The liquidity of our common stock in 2016 was very limited and is affected by our limited trading market. During 2017, the average daily shares traded has increased, but there is no assurance that liquidity will continue or that the trade prices of our securities could not be reduced due to excess sellers of our stock over buyers. The OTC Markets is an inter-dealer market much less regulated than the major exchanges, and is subject to abuses, volatilities and shorting. There is currently no broadly followed and established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded.

The trading volume of our common stock may be limited and sporadic. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they may tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained. As a result of such trading activity, the quoted price for our common stock while on the OTC Markets may not necessarily be a reliable indicator of its fair market value.

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

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	the concentration of the ownership of our shares by a limited number of affiliated stockholders may limit interest in our securities;

•	limited “public float” with a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;
•	additions or departures of key personnel;
•	loss of a strategic relationship;
•	variations in operating results from the expectations of securities analysts or investors;
•	announcements of new products or services by us or our competitors;
•	reductions in the market share of our products;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	investor perception of our industry or prospects;
•	insider selling or buying;
•	investors entering into short sale contracts;
•	regulatory developments affecting our industry; and
•	changes in our industry;
•	competitive pricing pressures;
•	our ability to obtain working capital financing;
•	sales of our common stock;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	revisions in securities analysts’ estimates or reductions in security analysts’ coverage; and
•	economic and other external factors.

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

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital.  A decline in the price of our common stock could be especially detrimental to our liquidity, our operations and strategic plans.  Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new services and continue our current operations.  If our common stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations.  If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

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

Our Certificate of Incorporation, as amended, authorizes the issuance of up to 50,000,000 shares of common stock, $0.0001 par value per share. Our board of directors may choose to issue some or all of such shares, or derivative securities to purchase some or all of such shares, to provide additional financing in the future.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Securities Act of 1933 and as well as the governance rules of Nasdaq. These rules, regulations and requirements are extensive. We may incur significant costs associated with our public company corporate governance and reporting requirements.  This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.  We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

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

Trading in our common stock has previously been subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer that recommends our common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED

ITEM 1B: UNRESOLVED COMMENTS.

None.

ITEM 2: PROPERTIES.

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

Our common stock first became quoted on the Over-the-Counter Bulletin Board, or “OTCBB” under the trading symbol “SWFR” on March 27, 2014. On September 16, 2015, our common stock began trading under the name BioHiTech Global, Inc. and under the trading symbol “BHTG”. On February 12, 2016, the common stock was uplisted to the OTCQB Venture Marketplace. The following table lists the high and low sale information for our common stock as quoted on the OTC Markets for the fiscal years ended 2017 and 2016:

	Price Range
Quarter Ended	High ($)	Low ($)
December 31, 2017	$6.80	$3.90
September 30, 2017	$9.50	$2.90
June 30, 2017	$3.30	$2.50
March 31, 2017	$3.90	$1.55
December 31, 2016	$3.20	$1.50
September 30, 2016	$3.60	$1.75
June 30, 2016	$5.50	$3.15
March 31, 2016	$5.00	$4.00

The above quotations from the OTC Markets reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

(b)	Holders

The number of record holders of our common stock as of December 31, 2017, was approximately 32 based on information received from our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name with a brokerage firm or other fiduciary.

(c)	Dividends

We have not paid or declared any cash dividends on our common stock and we do not anticipate paying dividends on our common stock for the foreseeable future.

(d)	Securities authorized for issuance under equity compensation plans

As of December 31, 2017, the Company had two equity compensation plans that provide for grants representing up to 1,750,000 of the underlying shares of the Company’s common stock as presented below.

Equity Compensation Plan Information as of December 31, 2017

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	574,654	$2.04	1,175,346
Equity compensation plans not approved by security holders	-	-	-
Total	574,654	$2.04	1,175,346

DESCRIPTION OF SECURITIES

General

The Company’s authorized capital stock consists of 60,000,000 shares of capital stock, par value $0.0001 per share, of which 50,000,000 shares are common stock, par value $0.0001 per share and 10,000,000 shares are “blank check” preferred stock, par value $0.0001 per share.

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

Preferred Stock

The Company is authorized to issue from time to time, in one or more series, 10,000,000 shares of “blank check” preferred stock, par value $0.0001 per share, subject to any limitations prescribed by law, without further vote or action by the shareholders. Each such series of preferred stock shall have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as shall be determined by the Company’s board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights. As of December 31, 2017, there were two series of preferred stock designated:

Designation	Authorized Shares	Par Value	Stated Value
Series A Convertible Preferred Stock	333,401	$0.0001	$5.00
Series B Convertible Preferred Stock	1,111,200	$0.0001	$5.00

Subsequent to December 31, 2017, the Company’s board of directors designated a class of Series C Convertible Preferred Stock.

RECENT SALES OF UNREGISTERED SECURITIES

On February 2, 2018, the Company and several of the Company’s wholly-owned subsidiaries entered into and consummated a Note Purchase and Security Agreement (the “Purchase Agreement”) with Michaelson Capital Special Finance Fund II, L.P. (“MCSFF”) to issue a senior secured term promissory note in the principal amount of Five Million Dollars ($5,000,000) (the “Note”). In connection with the issuance of the Note, the Company issued MCSFF 320,000 shares of the Company’s common stock, par value $0.0001 per share. The Purchase Agreement contains customary provisions, including representations, warranties, indemnities and “piggyback” registration rights, and closed upon the satisfaction of customary closing conditions.

On February 2, 2018, the Company entered into a Securities Exchange and Note Purchase Agreement (the “Exchange Agreement”) with Frank E. Celli, the Company’s Chief Executive Officer and Chairman of the Board, whereby Celli exchanged $4,500,000 in a note payable and $544,000 in advances made to the Company for $4,000,000 of the Company’s Series C Convertible Preferred Stock, par value $0.0001 (the Series C Preferred Stock”) and a junior promissory note (the “Junior Note”). The Junior Note, which is subordinated to the MCSFF Note, is not convertible, accrues interest at the rate of 10.25% per annum and matures on February 2, 2024. The Series C Preferred Stock has a stated value of $10.00 per share and is convertible, at the holder’s option, into the Company’s common stock, par $0.0001, at a conversion price of $4.75 per share. The Series C Preferred Stock is non-redeemable, has voting rights together with the common stock, par $0.0001, at the rate of 4 votes to 1 and accrues dividends at 10.25% of the stated value outstanding. In connection with this transaction, the Company also issued Celli warrants to purchase 421,053 shares of Common Stock, exercisable at $5.50 per share which expire in five (5) years.

On January 25, 2018, the Company and the Company’s wholly-owned subsidiary E.N.A. Renewables, LLC (“ENA”) entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) to acquire 9.2% of the outstanding membership units (the “Units”) of Gold Medal Group, LLC (“GM Group”). Pursuant to the Purchase Agreement, ENA acquired the Units from two unrelated parties in consideration for 500,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). The Purchase Agreement contains customary provisions, including representations, warranties, indemnities and “piggyback” registration rights, and closed upon the satisfaction of customary closing conditions.

Commencing December 28, 2017, the Company entered into a series of Securities Purchase Agreements (individually, the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to sell and the Investors agreed to purchase, in a private placement offering (the “Offering”), an aggregate of 200,000 shares of the Company’s newly created Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Shares”) at the price of $5.00 per Series B Shares and warrants (the “Warrants”) to purchase 111,111 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at an exercise price of $5.00 per share, for an aggregate offering amount of $1,000,000. The proceeds of the Offering were held in escrow until the minimum offering amount of $450,000 was sold by the Company (the “Initial Closing”). Following the Initial Closing, the escrow agent released and will continue to release the proceeds directly to the Company.

The Series B Shares are convertible at any time by the Investors, into shares of Common Stock at the rate of one share of Common Stock for $4.50 of stated value of Series B Shares converted. The conversion rate is subject to adjustment for stock splits, reclassification and issuance of certain Securities at a purchase price per share below the conversion price. The Series B Shares automatically convert into Common Stock on the earliest of the date (i) the Common Stock is listed on a National Securities Exchange; (ii) a fundamental transaction, which is defined as effectively a change in control of the voting capital stock or transfer of substantially all of the assets of the Company; (iii) of an underwritten public offering in an amount not less than $3,000,000, or (iv) December 1, 2018. The Series B Shares are entitled to receive dividends, at the rate of six percent (6%) until their conversion into Common Stock. The Series B Shares rank senior to the Company’s Common Stock with respect to dividends, distributions and payments on liquidation but junior to all existing and future indebtedness and any class of preferred stock.

The Company also granted the Investors certain piggy-back registration rights with respect to the shares of Common Stock underlying the conversion of the Series B Shares and the exercise of the Warrants and anti-dilution rights with respect to the conversion price of the Series B Shares. The Company engaged a placement agent in connection with the Offering who received cash in the amount of 7% of the Offering Amount and warrants to purchase 3% of the Shares of Common Stock underlying the shares of Series B Shares sold, at an exercise price of $5.50 per share.

On November 1, 2017, the Company and its wholly-owned subsidiary E.N.A. Renewables LLC, entered into a Technology License Agreement (the “License Agreement”) with Entsorgafin S.p.A. (“Entsorga”) whereby the Company acquired a license for the design, development construction, installation and operation of a High Efficiency Biological Treatment (“HEBioT”) renewable waste facility with a capacity of 165,000 tons per year. The HEBioT technology converts mixed municipal and organic waste to a US Environmental Protection Agency recognized alternative fuel source. The royalty payment for the license amounted to $6,019,200, which was comprised of 1,035,905 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) and cash in an amount up to $839,678.40 for payment of Entsorga’s withholding taxes in the Unites States and Italy. The Company also entered into a Registration Rights Agreement with Entsorga whereby the Company granted Entsorga certain piggy-back and demand registration rights with respect to the Shares.

On October 30, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single, accredited investor (the “Investor”), pursuant to which the Company agreed to sell and the Investor agreed to purchase up to an aggregate of 333,401 shares of the Company’s newly created Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Shares”) for an aggregate investment of up to $1,667,000. The Company would receive total proceeds up to $1,500,300 after giving effect to an original issue discount of 10%. In addition, the Company agreed to issue warrants (the “Warrants”) to purchase up to 333,401 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at the exercise price of $5.00 per share. At the first closing, consummated on October 31, 2017 (the “First Closing”) the Investor purchased 133,334 shares of Series A Shares and Warrants to purchase an additional 133,334 shares of Common Stock for a purchase price of $666,670. The Company received net proceeds of $600,000. The Company, assuming its satisfaction of certain conditions, has the option to sell to the Investor an additional 200,067 Series A Shares and Warrants to purchase 200,067 shares of Common Stock for $1,000,000 with the Company receiving additional proceeds of $900,300, thirty days after the First Closing. On December 15, 2017, the Company and the Investor completed the second closing for an additional 200,067 Series A Shares and Warrants to purchase 200,067 shares of Common Stock with the Company receiving additional proceeds of $900,300. The Company received total proceeds of $1,500,300 from the Offering from the Investor.

The Series A Shares are convertible into share of Common Stock at the rate of one share of Common Stock for $5.00 of stated value of Series A Shares converted (effectively, on a 1 for 1 basis). The conversion rate is subject to adjustment for stock splits, reclassification and issuance of certain Securities at a purchase price per share below the conversion price. The Series A Shares will automatically convert into Common Stock if the Company (i) receives gross proceeds of $6,000,000, or (ii) receives gross proceeds sufficient to qualify for listing on a natural securities exchange. If the Company completes a financing at a price per share of less than $5.00, one-half of the Series A Shares will convert at a conversion price equal to the purchase price of such financing. The Series A Shares are entitled to receive dividends, payable quarterly commencing December 31, 2017, at the rate of five percent (5%) during the first year of issuance, and increasing two percent (2%) per month thereafter. The Series A Shares rank senior to the Company’s Common Stock with respect to dividends, distributions and payments on liquidation. The Company also has the right to redeem the Series A Shares one year after the First Closing for 120% of the stated value plus any unpaid dividends. Commencing on June 1, 2019, the Investor will have the right to require the Company to redeem the Series A Shares for 115% of the Conversion Amount, under certain circumstances. The Company also granted the Investor certain piggy-back registration rights with respect to the shares of Common Stock underlying the conversion of the Series A Shares and the exercise of the Warrants.

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

On August 11, 2017, the Company completed the Offering, which, including over allotments, provided for up to $1,250,000 in Units was fully subscribed. The Company received gross proceeds of $1,250,000 from the sale of Units, which occurred on May 24, 2017, July 13, 2017, August 7, 2017 and August 11, 2017, to six (6) investors. The offering (the “Private Placement”) was for units (the “Units”) in the minimum subscription amount of $100,000, comprised of an Original Issue Discount Convertible Promissory Note (the “Note,” collectively, the “Notes”) and warrants (the “Warrants”) to purchase shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). Each Note bears interest at the rate of 3.5 % per annum, has been issued with an original issue discount of 10%, and is due on May 24, 2018 (the “Maturity Date”). The Notes are secured by any proceeds received by the Company from its investments in Entsorga West Virginia, LLC and Apple Valley Waste Conversions, LLC, (“AVWC”), and the membership interests in AVWC. The Notes are convertible at the option of the Investors, at any time up to and including the Maturity Date, into shares of Common Stock equal to the outstanding principal amount under the Note, plus any accrued and unpaid interest, divided by a conversion price (the “Conversion Price”) equal to $3.00 per share. The Warrants are exercisable for a period of five years into a number of shares of Common Stock equal to 50% of the number of shares of Common Stock into which the Notes are convertible at an exercise price equal to $3.75 per share. The Purchase Agreement also provides the Investors the right to participate in up to 20% of the future external financing for the Company’s equity investment in up to six future High Efficiency Biological Treatment (HEBioT) facilities. The Purchase Agreement contains customary representations, warranties and covenants of the Company and the Investors for like transactions. On February 2, 2018, in connection with and as a condition precedent to the closing of the MCSFF Financing, all of the holders (the “Holders”) of the Company’s Series C Original Issue Discount Convertible Promissory Notes (the “Series C Notes”, respectively) agreed to amend the Series C Notes to change the maturity date from May 24, 2018 to May 24, 2019. The Series C Notes were also amended to provide for a mandatory conversion of the outstanding and unpaid principal amount of the Series C Notes upon the Company’s listing on the Nasdaq stock market or the NYSE American into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). In consideration for the amendment, the Company issued the Holders additional warrants (the “Warrants”) to purchase a number of shares of Common Stock equal to 10% of the number of shares such Series C Note is convertible into at an exercise price of $4.50 per share of Common Stock and expiring in five (5) years.

Effective July 25, 2017, the Company and an investor relations consultant agreed to amend certain terms to an existing contract, through which, the Company agreed to grant the consultant an additional 30,000 shares that will be earned through November 30, 2017, the remaining term of the contract.

On July 3, 2017, the Company executed an extension (the “Amendment”) to a previously reported agreement that was effective January 11, 2017, which provided for shareholder awareness services. Pursuant to the Amendment, the Company agreed to extend the term of the original agreement through September 30, 2017. The Amendment provides the Company will compensate the consultant 75,000 shares of the Common Stock, earned over the course of the extension, and $127,500 in cash payments, of which $35,000 were paid by the execution date. The remaining $92,500 in cash payments will be made over the remaining course of the extension.

On March 31, 2017, the Company terminated its private placement offering (the “Private Placement”) for units in the minimum subscription amount of $25,000. Each Unit, as defined here, was comprised of a Convertible Promissory Note (the “Note”) and warrants (the “Warrants”) to purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). Each Note bears interest at the rate of 8% per annum and is due on the earlier of: (i) November 18, 2018; (ii) the date the Common Stock is listed on The Nasdaq Stock Market or NYSE MKT (the “Listing”); or (iii) a “Change of Control” of the Company which is defined as a liquidation, dissolution, winding up, change in voting control or sale of all or substantially all of the Company’s assets. Each Note sold is convertible into shares of Common Stock equal to the outstanding principal amount under the Note, plus any accrued and unpaid interest, divided by a conversion price (the “Conversion Price”) equal to the lowest of: (i) the trading price on the date of the Listing; (ii) the price per share paid by investors in a subsequent underwritten public offering in connection with the Listing; (iii) the lowest price paid by investors in a subsequent offering of the Company’s securities; (iv) the per share price in a Change of Control transaction; or (v) $2.75 per share. Prior to maturity, an Investor may elect, at its option and in its sole discretion, to convert all or a portion of the outstanding principal amount under the Note, plus any accrued and unpaid interest, into a number of shares of Common Stock at a conversion price equal to $2.75 per share. The Warrants are exercisable for a period of five years into a number of shares of Common Stock equal to the number of shares of Common Stock into which the Notes are convertible at an exercise price equal to 120% of the Conversion Price. In the Offering, the Company received gross proceeds of $1,850,000 from the sale of Units, comprised of notes amounting to $1,250,000, $250,000, $200,000, $50,000, $125,000 and $25,000 on November 18, 2016, January 13, 2017, February 13, 2017, March 13, 2017, March 17, 2017 and March 30, 2017, respectively to eight (8) investors.

On March 30, 2017, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company agreed to sell and the investor agreed to purchase units of up to $550,000 in convertible notes and warrants for 0.2475 shares of the Company’s $0.0001 par common stock for each $1 funded toward the notes, which are purchased subject to a 10% original issue discount. On March 31, 2017, the investor purchased $110,000 in convertible notes, along with 24,750 warrants for $100,000. On June 28, 2017, the Investor subscribed $100,000 for $110,000 in Notes and warrants to purchase 24,750 shares of Common Stock under the Purchase Agreement. The notes, which bear interest at 9.5% and mature in seven months from the date of funding. The notes are convertible at any time, at the option of the holder, at a conversion rate of $2.85 per share and include events of default, including failure to pay, failure to convert, bankruptcy, default on other debts, suspension or de-listing of stock, loss of DTC eligible status, failure to reserve adequate shares and failure to satisfy conditions of SEC Rule 144. In the event of default, the notes become immediately due, are subject to a 35% penalty and are eligible for conversion at the rate 65% of the lowest closing price for the trailing 20 days. The warrants, which expire in 5 years, include an exercise price of $4.00 per share, with the ability to re-price if other warrants or convertible securities are issued by the Company at a rate of less than $2.00 per share.

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

All of the securities referred to, above, were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D promulgated thereunder. The Notes and Warrants and the Common Stock issuable upon conversion of the Notes and exercise of the Warrants, have not been registered under the Securities Act or any other applicable securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

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

Period	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as Part of Publically Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
	(a)		(b)	(c)	(d)
Year ended December 31, 2017:
None	-		-	-	-
Year ended December 31, 2016:
December 30, 2016	1,100	(1)	$1.92	-	-
Total	1,100		$1.92	-	-

(1)	On December 30, 2016, the Chief Executive Officer of the Company acquired 1,100 shares of the Company’s common stock in a series of open market purchases.

ITEM 6: SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by 17 C.F.R. 229(10)(f)(i) and are not required to provide the information under this heading.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

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

Acquisition and Reorganization

On August 6, 2015, the Company entered into and consummated an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”), with BioHiTech Global, Inc. (“BioHiTech”, the “Company”, “we”, or “us”), that was incorporated on March 20, 2013 under the laws of the state of Delaware as Swift Start Corp. and wholly-owned subsidiary of the Company (“Acquisition”) and Bio Hi Tech America, LLC, a Delaware limited liability company. Pursuant to the terms of the Merger Agreement, Acquisition merged with and into BioHiTech in a reverse business combination (the “Merger”) with Bio Hi Tech America, LLC surviving as a wholly-owned subsidiary of the Company. As consideration for the Merger, we issued the interest holders of Bio Hi Tech America, LLC (the “BioHiTech Holders”) an aggregate of 6,975,000 shares (the “Merger Shares”) of our Common Stock in accordance with their pro rata ownership of Bio Hi Tech America, LLC membership interests. Prior to the merger the Company’s initial business plan was to develop a website that offered comprehensive online computer programming courses for anyone with any level of computer programming knowledge, from beginners to experts. Following the Merger, the Company adopted the business plan of Bio Hi Tech America, LLC in the development, marketing and sales of food waste disposal systems which transform food waste into nutrient-neutral water which may be disposed of via sewer systems while utilizing proprietary software to collect and transmit environmental performance data to its customers.

The following discussion is focused on the current and historical operations of BioHiTech and excludes the prior operations of Swift Start Corp.

Overview

The Company’s vision since its inception has been to disrupt the waste management industry in North America through the development and utilization of our own practices and proprietary technologies, as well as successful practices and technologies acquired from other worldwide areas, to create the next level of a commercially viable, fully integrated, sustainable waste management company. The Company offers a suite of technologies and services that can be utilized separately or in tandem. The Company provides cost-effective technologies for on-site food waste reduction and elimination as well as proprietary technology for the processing of solid waste from municipalities and large organizations through a mechanical and biological process that recovers certain recyclables, reduces weight and produces an E.P.A. recognized alternative fuel commodity, with significantly less materials destined for landfill. The Company also intends to provide traditional waste collection services in certain markets.

The Company’s initial focus was primarily on its on-going Digester business. During 2014 and 2015 the Company expanded its Eco-Safe Digester offering for mid- to large-level food waste generators through the development of technologies that transformed the digester market from just food waste diversion to one that provides information that can allow customers to reduce and eliminate or minimize their food waste through improved supply chain management and other efficiencies.

During 2016 and 2017, the Company initiated development of its Revolution Series of Digesters, a technologically advanced digester targeting smaller food waste generators, that is smaller in size, easy to install, and offered at a lower price point. The Revolution Series of Digesters became commercially available in the second half of 2017.

Also during 2016, the Company expanded from its technology-digester single product line by starting strategic initiatives in Mechanical Biological Treatment (“MBT”) facilities that rely upon High Efficiency Biological Treatment (“HEBioT”) to process waste at the municipal or enterprise level converting a significant portion of intake into an United States EPA recognized alternative commodity fuel.

During 2017, the Company initiated strategic activities relating to traditional waste management and recycling service. Subsequently, in 2018, the Company made its initial investment in a traditional waste management and recycling company, with primary operations in the Southern New Jersey and Eastern Pennsylvania markets.

The combination of traditional waste and recycling collection, on-site digester and the facility based HEBioT technology results in a unique offering that provides a turn-key solution for customers seeking to achieve zero waste. The Company envisions use of its digesters for disposal of food waste at certain retail customer’s locations, with regional disposal services being directed to the Company’s HEBioT facilities. This cost effective solution can result in less than 20% of each customer’s waste being directed to landfills, hence resulting in a near-zero footprint.

Results of operations for the Year ended December 31, 2017

compared to the year ended December 31, 2016

Revenue by Type

The following table breaks down our revenue by type:

	Year Ended December 31,
	2017		2016
Rental, service and maintenance	$1,622,114	67%	$1,371,087	61%
Equipment sales	799,091	33%	872,379	39%
	$2,421,205	100%	$2,243,466	100%

Total revenue increased by $177,739, or 7.9%, from the year ended December 31, 2016 to the year ended December 31, 2017. The increase in Revenues was a result of a $251,027, or 18.3% increase in rental, service and maintenance revenue in the year ended December 31, 2017 compared to the year ended December 31, 2016. This increase is primarily the result of a larger overall number of deployed units that has led to a 23.8% increase in our total rental revenues, which accounted for 53.3% of the category for the year ended December 31, 2017, as compared to 50.9% for the year ended December 31, 2016 and 66.1% of the overall increase. This increase in rental, service and maintenance revenues was partially offset by a year over year decrease of $73,288, or 8.4%, in revenue derived from equipment sales reflecting the Company’s continued focus on the rental market and, to a lesser extent, a decrease reseller activity in certain international markets. The total number of digester units deployed in 2017 was 91, consisting of 48 of our Eco Safe Series and 43 of our new Revolution Series, compared to 67 digester units deployed in 2016, consisting solely of our Eco Safe Series. The shift in unit mix reflects the Company’s sales focus on its Revolution Series of digesters following the launch of the new product series in the second half of 2017. The Revolution Series is offered at a lower price point than the Eco Safe Series and targets what the Company believes is a much larger segment of the market in terms of potential deployable units.

Cost of Revenue

The following table breaks down our cost of revenue by type:

	Year Ended December 31,
	2017		2016
Rental, service and maintenance	$1,207,050	72%	$1,084,251	65%
Equipment sales	479,393	28%	585,673	35%
	$1,686,443	100%	$1,669,924	100%

Cost of revenue mainly consists the cost of acquiring digester units that are sold, and depreciation, warehousing, installation, maintenance, parts and shipping costs, as well as related salary and employee costs related to rental units. Total costs of revenue increased by $16,519, or 1.0%, from the year ended December 31, 2016 to the year ended December 31, 2017, primarily due to the change in mix of revenue between equipment sales and rental, service and maintenance, as well as improved margins, which are discussed below.

Rental, service and maintenance costs of revenue increased by $122,799, or 11.3% (as compared to a 18.3% increase in rental, service and maintenance revenue) from the year ended December 31, 2016 to the year ended December 31, 2017. Included in the total costs were:

	Year Ended December 31,
	2017		2016
Labor related costs	$254,775	21%	$156,098	14%
Depreciation	288,792	24%	343,628	32%
Contracted services	233,590	19%	217,875	20%
Parts and maintenance supplies	349,881	29%	288,464	27%
Other	80,012	7%	78,186	7%
	$1,207,050	100%	$1,084,251	100%

Labor related costs increased by $98,677, or 63.2%, from the year ended December 31, 2016 to the year ended December 31, 2017 primarily due to increased staffing to support the number of units in service. Depreciation decreased 16.0% from the year ended December 31, 2016 to the year ended December 31, 2017, due to a change in the estimated economic lives for a pool of digesters, whose leases expire in 2017 that resulted in higher 2016 depreciation. Contracted services increased by $15,715, or 7.2%, from the year ended December 31, 2016 to the year ended December 31, 2017 primarily due to utilization for areas not covered by the Company’s in-house staff. Parts and maintenance supplies increased by $61,417 or 21.2% due to an aging of the equipment serviced and the initial introduction of the new Revolution Series of digesters in 2017. Other expenses primarily include costs relating to the BioBrain offering, including costs associated with retrofitting older machines that customers choose to invest in an upgrade on their existing units, as well as warehouse rent.

Equipment sales cost of revenue increased by $106,280, or 18.2%, from the year ended December 31, 2016 to the year ended December 31, 2017 due to an overall 8.4% decrease in equipment sales, combined with changes in mix and sourcing of manufacturing that resulted in improved overall margins.

Gross Profit and Margin

The following table breaks down our gross profit by type:

	Year Ended December 31,
	2017		2016
Rental, service and maintenance	$415,064	56%	$286,836	50%
Equipment sales	319,698	44%	286,706	50%
	$734,762	100%	$573,542	100%

The following table breaks down our gross margin by type:

	Year Ended December 31,
	2017	2016
Rental, service and maintenance	25.6%	20.9%
Equipment sales	40.0%	32.9%
Total	30.4%	25.6%

Rental, service and maintenance gross margin improved from 20.9% for the year ended December 31, 2016 to 25.6% for the year ended December 31, 2017. This improvement was the result of changes in demand, including contracted services and improved utilization of fixed costs.

Equipment sales gross margin increased from 32.9% for the year ended December 31, 2016 to 40.0% for the year ended December 31, 2017. This increased rate was primarily driven by a change in the mix of models sold and a change in the manufacturing costs of the equipment.

Operating expenses

The following table breaks down our operating expenses by type:

	Year Ended December 31,
	2017		2016
Selling, general and administrative	$4,066,771	56%	$4,222,152	65%
Research and development	819,389	11%	899,400	14%
Professional fees	2,298,888	32%	1,263,183	19%
Depreciation and amortization	113,784	1%	113,474	2%
Total	$7,298,832	100%	$6,498,209	100%

Selling, general and administrative expenses decreased by $155,381, or 3.9%, from the year ended December 31, 2016 to the year ended December 31, 2017. The following table breaks down the major categories of selling, general and administrative expenses:

	Year Ended December 31,
	2017		2016
Personnel	$3,099,823	76%	$3,246,451	77%
Facility and office costs	363,874	9%	344,826	8%
Sales and marketing	304,012	7%	226,086	5%
Other	299,062	8%	404,789	10%
Total	$4,066,771	100%	$4,222,152	100%

Personnel related expenses decreased by $146,628, or 4.5%, from the year ended December 31, 2016 to the year ended December 31, 2017. This decrease was driven by reduction in employee stock compensation in 2017 of $337,096 due to forfeitures and a normalization of the expense (2016 was the introductory year for employee stock options that included some immediate vesting) off-set in part by $190,468 of general personnel cost increases. All other expenses decreased by $8,753, or 0.9%, from the year ended December 31, 2016 to the year ended December 31, 2017.

Research and development expenses decreased by $80,011, or 8.9%, from the year ended December 31, 2016 to the year ended December 31, 2017, due to a $122,037 decrease in personnel related costs off-set in part by a $42,026 increase in external costs relating to digester design.

Professional fees increased by $1,035,705, or 82.0% from the year ended December 31, 2016 to the year ended December 31, 2017. The following table breaks down the major categories of professional fees:

	Year Ended December 31,
	2017		2016
Legal	$329,951	14%	$236,572	19%
Marketing and communications	73,624	3%	100,852	8%
Investment banking, investor relations and market consulting	1,639,025	71%	202,412	16%
Audit and accounting services	246,155	11%	294,492	23%
Other	10,133	1%	428,855	34%
Total	$2,298,888	100%	$1,263,183	100%

Professional fees expense increased primarily due to an increase of $1,426,613 in investor relations and market consulting offset in-part by a $418,722 in other, which included a strategic consulting contract that was terminated in 2016.

Other (expense) income

Other expense increased by $965,738. This increase is primarily driven by a $946,686 increase in interest expense from the year ended December 31, 2016 to the year ended December 31, 2017 due to increased average borrowing and due to a $17,765 equity loss in affiliate in 2017.

Income tax

For the year ended December 31, 2017 and 2016 there was no net provision for income tax due to the losses incurred and management’s evaluation of the recovery of the tax asset resulting in net operating loss carry-forward.

The Tax Cuts & Jobs Act (“TCJA”) was enacted in December 2017. Among other things, the TCJA reduces the U.S. federal corporate tax rate from 35% to 21%. The result of the TCJA was to reduce gross deferred tax assets and the corresponding valuation allowance resulting in no net changes in financial position or in the overall tax provision.

Liquidity and Capital Resources

During the years ended December 31, 2017 and 2016, the Company realized cash flows from financing activities of $7,404,585 and $5,425,851, respectively. As of December 31, 2017, the Company had cash of $901,112 and subsequent to December 31, 2017 the Company entered into a $5,000,000 senior secured credit facility, of which $1,463,736 was used to repay an existing line of credit and continued to raise funds relating to its Series B preferred stock.

For the year ended December 31, 2017, the Company had a net loss of $8,350,527, incurred a consolidated loss from operations of $6,564,070 and used net cash in consolidated operating activities of $4,772,950. For the year ended December 31, 2016, the Company had a net loss of $6,745,386, incurred a consolidated loss from operations of $5,924,667 and used net cash in consolidated operating activities of $5,181,400. At December 31, 2017, consolidated stockholders’ deficit amounted to $11,489,018 and the Company had a consolidated working capital deficit of $1,755,061. The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of debt and equity securities. These factors raised substantial doubt about the Company’s ability to continue as a going concern.

As of December 31, 2017, liabilities included a total of $12,861,620 of notes and accrued interest that is either mandatorily convertible into the Company’s common stock, subsequently converted at the holders’ option or at the option of the Company may be paid in common stock. In early February 2018, the Company completed the following series of transactions:

•	Entered into a $5,000,000 long-term senior secured note with Michaelson Capital that commences repayments in March 2021 that was utilized to repay and existing $2,463,736 line of credit and for general purposes;

•	Entered into a line of credit with Comerica Bank for $1,000,000;

•	Entered into an exchange agreement with the Chief Executive Officer of the company to exchange $4,000,000 in note payable from the company and $544,777 in advances into $4,000,000 of a newly created Series C non-redeemable convertible preferred stock and a $1,044,777 note payable that does not mature until after the Michaelson Capital debt is paid off;

•	Amended the Series C convertible debt to extend the maturity to 2019 and to provide for a mandatory conversion into the Company’s common stock in the event of an uplisting to a national market.

In addition to the transactions, above, stockholders’ equity was impacted by the following:

•	Subsequent to December 31, 2017, a total of $3,703,885 in convertible debt either mandatorily converted or optionally converted into the Company’s common stock;

•	On January 2018 the Company issued $2,250,000 in common stock to acquire an interest in Gold Medal Group, LLC and entered into an agreement with Gold Medal Holdings, Inc. to provide management services in exchange for $750,000 per year;

•	Subsequent to December 31, 2017, the Company issued $1,191,665 in Series B mandatorily convertible preferred stock.

After giving effect for the cash raised subsequent to year end, a resulting projected cash balance of approximately $3,000,000 as of the date of filing this Annual Report on Form 10-K and their effect on the working capital of the Company, along with the Company’s projected cash burn, management believes that the Company will be able to continue as a going concern for at least twelve months following the issuance of this Annual Report on Form 10-K. Our projected cash burn also factors in increases in revenues from our firm rental contracts and our recently awarded management agreement with Gold Medal Holdings, Inc. and the reduction in certain discretionary expenses relating to investment banking, investor relations and market consulting and in other professional fees. While not factored into the Company’s cash burn, the Company continuously seeks additional sources of funds through debt and equity offerings to fund future development projects and strategic initiatives, each of which, management has the ability to accelerate or curtail based upon available funding.

The combination of improved financial position, a reduction in cash utilized in operations, an expansion of its revenue base including management fees from its investment in unconsolidated entities, along with an improvement in the Company’s working capital and debt/capital structure are sufficient to alleviate substantial doubt about the Company’s ability to continue as a going concern.

Cash

As of December 31, 2017 and December 31, 2016, the Company had cash balances of $901,112 and $325,987, respectively.

Borrowings and Debt

The table below presents borrowings at face amount due at maturity, debts and advances as of December 31, 2017, along with their stated maturities.

	December 31,	Due in:
	2017	2018	2019	2020	Thereafter
Payable in cash:
Line of credit*(1)	$2,463,736	$2,463,736	$-	$-	$-
Notes payable	375,000	-	-	375,000	-
Advances(2)	544,777	544,777	-	-	-
Promissory note due to related party(2)	4,500,000	-	4,500,000	-	-
Vehicle loans	30,845	8,874	9,165	4,605	8,201
Payable in cash	7,914,358	3,017,387	4,509,165	379,605	8,201

Payable in stock or cash at holders’ option:
Series C convertible secured notes(3)	1,250,000	1,250,000	-	-	-
Convertible unsecured note(4)	110,000	110,000	-	-	-
Payable in stock or cash at holders’ option	1,360,000	1,360,000	-	-	-

Mandatorily payable in stock:
Series A convertible unsecured notes(5)	3,400,000	3,400,000	-	-	-
Series B convertible unsecured notes(6)	1,900,000	1,900,000	-	-	-
Series D convertible unsecured notes(6)	2,000,000	-	2,000,000	-	-
Series V convertible unsecured notes(6)	425,000	425,000	-	-	-
	7,725,000	5,725,000	2,000,000	-	-
	$16,999,358	$10,102,387	$6,509,165	$379,605	$8,201

*	The line of credit, which does not have any operating financial covenants, is guaranteed by several related parties and is excluded from the related party amount included above, as the guarantee is secondary to the primary borrower.
(1)	Subsequent to December 31, 2017, the Company paid off its line of credit and replaced the line of credit with a new line of credit that provides for $1,000,000 in credit availability. The Company immediately drew down the full line upon entering into the new line. (See note 21 to the Company’s December 31, 2017 consolidated financial statements.)
(2)	Subsequent to December 31, 2017, the Company’s CEO, who was owed advances and a note payable exchanged the advances and notes for a $4,000,000 in a new series of preferred stock of the Company and a loan amounting to $1,022,727 that is due in 2024. (See note 21 to the Company’s December 31, 2017 consolidated financial statements.)
(3)	Subsequent to December 31, 2017, the holders of the Series C convertible secured notes agreed to extend the maturity to 2019 and to provide for mandatory conversion into the Company’s common stock upon an uplisting. (See note 21 to the Company’s December 31, 2017 consolidated financial statements.)
(4)	Subsequent to December 31, 2017, the holder converted the entire remaining debt into the Company’s common stock.
(5)	Subsequent to December 31, 2017, the Series A convertible unsecured notes were converted into the Company’s common stock in accordance with their terms.
(6)	The Series B, D and V convertible unsecured notes include an early mandatory conversion upon an uplisting of the Company’s common stock.

Cash Flows

Cash Flows from Operating Activities

We used $4,772,950 of cash in operating activities during the year ended December 31, 2017, an improvement of $408,450 from $5,181,400 of cash used in operating activities during the year ended December 31, 2016. Our net loss during the year ended December 31, 2017 of $8,350,527 was reduced by $402,548 of depreciation and amortization, $329,782 from stock-based employee compensation and for $1,156,105 in fees paid in stock, as well as by $446,603 of interest resulting from amortization of financing costs and discounts. Changes in operating assets and liabilities provided $1,117,357 of cash during the year ended December 31, 2017 as compared to $87,736 for the year ended December 31, 2016. Our net loss during the year ended December 31, 2016 of $6,745,386 was impacted by $457,102 of depreciation and amortization, $674,782 from stock-based employee compensation, fees paid in stock and convertible notes amounting to $173,953.

Cash Flows from Investing Activities

Net Cash used in investing activities amounted to $2,070,743 for the year ended December 31, 2017, compared to net cash used by investing activities of $8,146 for the year ended December 31, 2016. During the year ended December 31, 2017, $2,078,272 was invested in various MBT related assets.

Cash Flows from Financing Activities

Cash provided by financing activities amounted to $7,404,585 for the year ended December 31, 2017, compared to $5,425,851 for the year ended December 31, 2016, a change of $1,978,734. During the year ended December 31, 2017, we received $ 7,437,029 of proceeds from the issuance of convertible promissory notes, advances and preferred stock, a 27.0% increase over the prior year’s amount of $5,855,000.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the year ended December 31, 2017.

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

Investments in Unconsolidated Entities - The Company utilizes the equity method of accounting for investments in companies if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee. The Company’s proportionate share of net income or loss is included in the Company’s consolidated operations as earning or loss from unconsolidated equity basis investments.

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

Recently Issued Accounting Pronouncements

During the year ended December 31, 2017, the Company implemented the following recent accounting pronouncements:

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

Statement of Cash Flows - In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The update amends the guidance in Accounting Standards Codification 230, Statement of Cash Flows, and clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. The Company elected to early adopt this new guidance during the first quarter of 2017 and its implementation did not have a material impact on the financial statements.

Accounting for Certain Financial Instruments with Down Round Features - In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-11—Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. ASU 2017-11 eliminates the requirement that a down round feature precludes equity classification when assessing whether an instrument is indexed to an entity’s own stock. A freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The effective date for ASU 2017-11 is for annual or any interim periods beginning after December 15, 2018. Early adoption is permitted. The Company implemented this ASU on a retrospectively basis as of January 1, 2017 and April 1, 2017. Since there was no reduction of the conversion price and exercise price of the warrants associated with the Notes, there is no impact upon implementation of ASU 2017-11 to the consolidated financial statements.

The Company has not yet implemented the following recent accounting pronouncements:

Revenue from Contracts with Customers - In April 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-10, “Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing” (Topic 606). The amendments clarify two aspects of ASU No. 2014-09, “Revenue from Contracts with Customers,” by providing (1) guidance for identifying performance obligations and (2) licensing implementation guidance. Public business entities should apply the guidance similar to Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This standard has an effective date of January 1, 2018, and the Company anticipates using the modified retrospective implementation method, whereby a cumulative effect adjustment is recorded to retained earnings as of the date of initial application, if needed. In preparing for adoption, the Company has evaluated the terms, conditions and performance obligations under our existing contracts with customers. The Company does not expect to have a cumulative adjustment to retained earnings, and does not anticipate that the new standard will have a material impact on its financial condition, results of operations or cash flows.

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

None.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2017, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended and determined there to be a material weakness.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth under Item 10 is incorporated herein by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2018 Annual Meeting of Shareholders.

Code of Conduct and Ethics

We have adopted Codes of Business Conduct and Ethics that applies to our employees, including our principal executive officer, principal financial officer and persons performing similar functions, and our directors. Our codes of ethics and business conduct can be found posted in the investor relations sections on our website at http://investors.biohitechglobal.com/corporate-governance. None of the websites referenced in this Annual Report on or the information contained therein is incorporated herein by reference.

Item 11. Executive Compensation

The information set forth under Item 11 is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2018 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information set forth under Item 12 is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2018 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under Item 13 is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2018 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information set forth under Item 14 is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2018 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS

Number	Description
2.1	Agreement of Merger and Plan of Reorganization between Swift Start Corp., BioHiTech Global, Inc. and Bio Hi Tech America, LLC, dated August 6, 2015 (1)

3.1	Amended and Restated Certificate of Incorporation of BioHiTech Global, Inc. (August 6, 2015)(1)

3.2	Amended and Restated Certificate of Incorporation of BioHiTech Global, Inc. (June 12, 2017)(2)

3.3	By-laws (3)

3.4	Certificate of Formation of Bio Hi Tech America, LLC (1)

3.5	Amended and Restated Operating Agreement of Bio Hi Tech America, LLC (1)

4.1	2015 Equity Incentive Plan (4)

4.2	2017 Executive Equity Incentive Plan (5)

14.1	Code of Ethics (6)

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

(1)	Previously filed on the Current Report on Form 8-K filed on August 11, 2015.
(2)	Previously filed on the Current Report on Form 8-K filed on June 15, 2017.
(3)	Previously filed as Exhibit 3.2 of the Registration Statement on Form S-1 filed on November 7, 2013.
(4)	Previously filed as Exhibit 4.1 on the Annual Report on Form 10-K filed on March 29, 2016
(5)	Previously filed as Appendix A on Proxy Statement (Schedule 14A) filed on May 15, 2017
(6)	Previously filed as Exhibit 14.1 on the Annual Report on Form 10-K filed on March 29, 2017

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 2, 2018

BIOHITECH GLOBAL, INC.

By:	/s/ Frank E. Celli
Name: Frank E. Celli
	Title:	Chairman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brian C. Essman
Name: Brian C. Essman
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

April 2, 2018
/s/ Frank E. Celli
Name: Frank E. Celli
Title: Chairman, Chief Executive Officer
(Principal Executive Officer)

April 2, 2018	/s/ Brian C. Essman
Name: Brian C. Essman
Title: Chief Financial Officer and Treasurer (Principal Financial Officer)

April 2, 2018	/s/ James D. Chambers
Name: James D. Chambers
Title: Director

April 2, 2018	/s/ Anthony Fuller
Name: Anthony Fuller
Title: Director

April 2, 2018	/s/ Robert A. Graham
Name: Robert A. Graham
Title: Director

April 2, 2018	/s/ Harriet Hentges
Name: Harriet Hentges
Title: Director

April 2, 2018	/s/ Douglas M. VanOort
Name: Douglas M. VanOort
Title: Director

BioHiTech Global, Inc. and Subsidiaries

BioHiTech Global, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2017	2016
Revenue
Rental, service and maintenance	$1,622,114	$1,371,087
Equipment sales	799,091	872,379
Total revenue	2,421,205	2,243,466
Cost of revenue
Rental, service and maintenance	1,207,050	1,084,251
Equipment sales	479,393	585,673
Total Cost of revenue	1,686,443	1,669,924
Gross profit	734,762	573,542
Operating expenses
Selling, general and administrative	4,066,771	4,222,152
Research and development	819,389	899,400
Professional fees	2,298,888	1,263,183
Depreciation and amortization	113,784	113,474
Total operating expenses	7,298,832	6,498,209
Loss from operations	(6,564,070)	(5,924,667)
Other expense (income)
Equity loss in affiliate	17,765	-
Interest income	(712)	-
Interest expense	1,767,405	820,719
Loss on change in fair value of warrants	1,999	-
Total other expense, net	1,786,457	820,719
Net loss	(8,350,527)	(6,745,386)
Other comprehensive income (loss)
Foreign currency translation adjustment	(47,509)	16,720
Comprehensive loss	$(8,398,036)	$(6,728,666)

Net loss per common share - basic and diluted	$(0.98)	$(0.82)
Weighted average number of common shares outstanding - basic and diluted	8,541,167	8,229,712

See accompanying notes to consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2017	2016
Assets
Current Assets
Cash	$901,112	$325,987
Accounts receivable, net	274,405	140,130
Inventory	332,101	706,017
Prepaid expenses and other current assets	79,686	21,865
Total Current Assets	1,587,304	1,193,999
Equipment on operating leases, net	1,451,144	1,023,404
Equipment, fixtures and vehicles, net	63,509	54,356
Intangible assets, net	174,133	267,042
Investment in Entsorga West Virginia, LLC	1,016,263	-
MBT facility development and license costs	6,223,766	-
Other assets	23,500	13,500
Total Assets	$10,539,619	$2,552,301

Liabilities and Stockholders' Deficit
Current Liabilities:
Line of credit	$1,000,000	$2,463,736
Accounts payable	1,287,740	1,197,277
Accrued interest payable	29,431	411,917
Accrued expenses	892,136	522,727
Deferred revenue	84,686	61,879
Notes payable (related party of $275,000)	-	375,000
Advance from related party	-	1,213,027
Customer deposits	39,498	36,131
Long-term debt, current portion	8,874	8,525
Total Current Liabilities	3,342,365	6,290,219
Notes payable (related party of $275,000)	375,000	-
Line of credit	1,463,736	-
Promissory note due to related party	4,500,000	2,500,000
Advance from related party	544,777	-
Accrued interest due at maturities	1,860,591	253,000
Convertible unsecured note, net of financing costs of $2,965 and discounts of $3,150	103,885	-
Convertible secured notes (related party of $450,000), net of discounts of $228,084	1,021,916	-
Unsecured subordinated mandatorily convertible notes, (related parties of $4,625,000 and $3,800,000, respectively), net of deferred financing costs of $26,179 and $118,866 respectively	7,698,819	4,956,134
Long-term debt, net of current portion	21,971	11,048
Total Liabilities	20,933,060	14,010,401
Series A redeemable convertible preferred stock, 333,401 shares designated, issued and outstanding	1,095,577	-
Commitments and Contingencies	-	-
Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 1,444,601 designated, 493,401 issued and outstanding as of December 31, 2017:
Series B Convertible preferred stock, 1,111,200 shares designated, 160,000 shares issued and outstanding as of December 31, 2017	699,332	-
Common stock, $0.0001 par value, 50,000,000 and 20,000,000 shares authorized, 9,598,208 and 8,229,712 shares issued and outstanding, as of December 31, 2017 and 2016, respectively, at par	960	823
Additional paid in capital	17,280,696	9,604,324
Accumulated deficit	(29,431,416)	(21,072,166)
Accumulated other comprehensive (loss) gain	(38,590)	8,919
Total Stockholders' Deficit	(11,489,018)	(11,458,100)
Total Liabilities and Stockholders' Deficit	$10,539,619	$2,552,301

See accompanying notes to consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss:	$(8,350,527)	$(6,745,386)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	402,548	457,102
Provision for bad debts	105,418	93,406
Stock based employee compensation	329,782	674,782
Fees paid in stock and warrants	1,156,105	48,953
Fees paid in convertible notes	-	125,000
Interest resulting from amortization of financing costs and discounts	446,603	77,007
Equity loss in affiliate	17,765	-
Change in fair value of warrant liability	1,999	-
Changes in operating assets and liabilities	1,117,357	87,736
Net cash used in operations	(4,772,950)	(5,181,400)

Cash flow from investing activities:
Sale of used machinery and equipment	16,762	-
Investment in Entsorga West Virginia, LLC	(1,034,028)	-
Acquisition of MBT license rights	(839,678)	-
Increase in MBT facility development costs	(204,566)	-
Purchases of equipment, fixtures and vehicles	(9,233)	(8,146)
Net cash used in investing activities	(2,070,743)	(8,146)

Cash flows from financing activities:
Net change in line of credit	-	(25,017)
Proceeds from convertible notes, including warrants and beneficial conversion features	2,683,000	1,150,000
Convertible notes deferred financing costs	(23,000)	(195,873)
Repayments of long-term debt	(9,444)	(8,259)
Proceeds for the issuance of preferred stock	2,270,300	-
Related party:
Net increases of advances	1,120,756	503,027
Proceeds from promissory notes	786,973	701,973
Repayments of promissory notes	-	(200,000)
Proceeds from convertible notes	576,000	3,500,000
Net cash provided by financing activities	7,404,585	5,425,851
Effect of exchange rate on cash	14,233	50,487
Net change in cash	575,125	286,792
Cash - beginning of period	325,987	39,195
Cash - end of period	$901,112	$325,987

Note 19 includes supplemental cash flow information, non-cash investing and financing activities and changes in operating assets and liabilities.

See accompanying notes to consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

	Preferred Stock		Common Stock		Additional Paid in	Accumulated Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Other Loss	Deficit	Total
Balance at January 1, 2016			8,229,712	$823	$8,880,589	$(7,801)	$(14,326,780)	$(5,453,169)

Share-based employee and director compensation			-	-	674,782	-	-	674,782

Share-based professional services compensation			-	-	48,953	-	-	48,953

Foreign currency translation adjustment			-	-	-	16,720	-	16,720

Net loss							(6,745,386)	(6,745,386)
Balance at December 31, 2016			8,229,712	823	9,604,324	8,919	(21,072,166)	(11,458,100)

Issuance of Series B preferred stock	160,000	$699,332	-	-	-	-	-	699,332

Common stock issued for MBT intellectual property rights	-	-	1,035,905	104	5,179,418	-	-	5,179,522

Share-based employee and director compensation	-	-	-	-	329,782	-	-	329,782

Share-based professional services compensation	-	-	208,000	21	1,156,084	-	-	1,156,105

Common stock warrants issued in connection with debt and preferred stock	-	-	-	-	688,285	-	-	688,285

Beneficial conversion feature of debt	-	-	-	-	207,521	-	-	207,521

Conversion of promissory notes	-	-	40,454	4	115,290	-	-	115,294

Exercise of warrants	-	-	84,137	8	(8)	-	-	-

Foreign currency translation adjustment	-	-	-	-		(47,509)	-	(47,509)

Series A preferred stock dividend	-	-	-	-	-	-	(8,723)	(8,723)

Net loss	-	-	-	-	-	-	(8,350,527)	(8,350,527)
Balance at December 31, 2017	160,000	$699,332	9,598,208	$960	$17,280,696	$(38,590)	$(29,431,416)	$(11,489,018)

See accompanying notes to consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

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

Basis of Presentation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany transactions have been eliminated in consolidation. Under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 280, segment reporting, the Company reports as a single segment company. In addition to its wholly owned subsidiaries, the Company also consolidates its 31% interest in Apple Valley Waste Conversions, LLC (“AVWC”); an entity that has not previously had any business activities, which is also 20.9% owned by the Chief Executive Officer of the Company who assigned his voting rights in AVWC to The Company, resulting in an effective 51.9% controlling interest by the Company. Additionally, effective March 1, 2016, Entsorgafin, S.p.A., an Italian company with intellectual property rights related to large scale mechanical biological treatment (“MBT”) of municipal or regional waste, granted rights to the MBT intellectual property to AVWC for distribution throughout 11 north and mid-Atlantic eastern states. Entsorgafin, S.p.A. through a subsidiary, owns 6.2% of AVWC.

Reclassifications to certain prior period amounts have been made to conform to current period presentation. These reclassifications have no effect on previously reported net loss.

Going Concern and Liquidity - For the year ended December 31, 2017, the Company had a net loss of $8,350,527, incurred a consolidated loss from operations of $6,564,070 and used net cash in consolidated operating activities of $4,772,950. For the year ended December 31, 2016, the Company had a net loss of $6,745,386, incurred a consolidated loss from operations of $5,924,667 and used net cash in consolidated operating activities of $5,181,400. At December 31, 2017, consolidated stockholders’ deficit amounted to $11,489,018 and the Company had a consolidated working capital deficit of $1,755,061. The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of debt and equity securities. These factors raised substantial doubt about the Company’s ability to continue as a going concern.

As of December 31, 2017, liabilities included a total of $12,861,620 of notes and accrued interest that is either mandatorily convertible into the Company’s common stock, subsequently converted at the holders’ option or at the option of the Company may be paid in common stock. In early February 2018, the Company completed the following series of transactions:

•	Entered into a $5,000,000 long-term senior secured note with Michaelson Capital that commences repayments in March 2021 that was utilized to repay and existing $2,463,736 line of credit and for general purposes;
•	Entered into a line of credit with Comerica Bank for $1,000,000;
•	Entered into an exchange agreement with the Chief Executive Officer of the company to exchange $4,000,000 in note payable from the company and $544,777 in advances into $4,000,000 of a newly created Series C non-redeemable convertible preferred stock and a $1,044,777 note payable that does not mature until after the Michaelson Capital debt is paid off;
•	Amended the Series C convertible debt to extend the maturity to 2019 and to provide for a mandatory conversion into the Company’s common stock in the event of an uplisting to a national market.

In addition to the transactions, above, stockholders’ equity was impacted by the following:

•	Subsequent to December 31, 2017, a total of $3,703,885 in convertible debt either mandatorily converted or optionally converted into the Company’s common stock;
•	On January 2018 the Company issued $2,250,000 in common stock to acquire an interest in Gold Medal Group, LLC and entered into an agreement with Gold Medal Holdings, Inc. to provide management services in exchange for $750,000 per year;
•	Subsequent to December 31, 2017, the Company issued $1,191,665 in Series B mandatorily convertible preferred stock.

After giving effect for the cash raised subsequent to year end, a resulting projected cash balance of approximately $3,000,000 as of the date of filing this Annual Report on Form 10-K and their effect on the working capital of the Company, along with the Company’s projected cash burn, management believes that the Company will be able to continue as a going concern for at least twelve months following the issuance of this Annual Report on Form 10-K. Our projected cash burn also factors in increases in revenues from our firm rental contracts and our recently awarded management agreement with Gold Medal Holdings, Inc. and the reduction in certain discretionary expenses relating to investment banking, investor relations and market consulting and in other professional fees. While not factored into the Company’s cash burn, the Company continuously seeks additional sources of funds through debt and equity offerings to fund future development projects and strategic initiatives, each of which, management has the ability to accelerate or curtail based upon available funding.

The combination of improved financial position, a reduction in cash utilized in operations, an expansion of its revenue base including management fees from its investment in unconsolidated entities, along with an improvement in the Company’s working capital and debt/capital structure are sufficient to alleviate substantial doubt about the Company’s ability to continue as a going concern.

Note 2.	Summary of Significant Accounting Policies

Use of Estimates — The preparation of consolidated financial statements, in conformity with GAAP requires the extensive use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. Estimates are used when accounting for items and matters including, but not limited to, allowance for uncollectible accounts receivable, obsolete, slow moving and excess inventory, asset valuations, including intangibles, and useful lives, employee benefits, taxes and other provisions and contingencies.

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

For the Years Ended December 31, 2017 and 2016

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

Accounts Receivable, net — Receivables are stated net of allowances for doubtful accounts and primarily include trade receivables and miscellaneous receivables. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and the Company’s historical collection experience.

Inventory — Inventory include parts, assemblies and finished equipment, which are stated at the lower of cost, based on the First-In, First-Out (FIFO) or specific identification methods or net realizable value, net of excess and slow-moving reserves. Provisions, if required, for excess and obsolete inventories are made at differing rates, utilizing historical data and current economic trends, based upon the age and type of the inventory.

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

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

Amortization — Certain costs to acquire and develop computer software are capitalized and amortized over their estimated useful life using the straight-line method, up to a maximum of five years. Other intangible assets, except for those intangible assets with indefinite lives, are recognized separately and are amortized over their estimated useful lives.

Shipping Costs — Shipping and handling charges are recorded gross in both the revenue and in cost of revenue and amounted to $107,265 and $72,387 for the years ended December 31, 2017 and 2016, respectively.

Advertising — The Company expenses advertising costs as incurred. Advertising expense amounted to $63,060 and $61,489 for the years ended December 31, 2017 and 2016, respectively.

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

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

The Company had no financial instruments measured at fair value on a recurring basis as of December 31, 2017 and 2016.

Investments in Unconsolidated Entities —The Company utilizes the equity method of accounting for investments in companies if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee. The Company’s proportionate share of net income or loss is included in the Company’s consolidated operations as earning or loss from unconsolidated equity basis investments.

Deferred Financing Costs — Deferred financing costs relating to issued debt are included as a reduction to the applicable debt and amortized as interest expense over the term of the related debt instruments.

Financial Instruments, Convertible Instruments, Warrants and Derivatives — The Company reviews its convertible instruments for the existence of embedded conversion features that may require bifurcation. If certain criteria are met, the bifurcated derivative financial instrument is required to be recorded at fair value. The Company also reviews and re-assesses, at each reporting date, any common stock purchase warrants and other freestanding derivative financial instruments and classifies them on the consolidated balance sheet as equity, assets or liabilities based upon the nature of the instruments.

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

Stock-Based Compensation — The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation.” ASC 718 requires generally that all equity awards be accounted for at their “fair value.” This fair value is measured on the grant date for stock-settled awards. Fair value is equal to the underlying value of the stock for “full-value” awards such as restricted stock and performance shares, and is estimated using an option-pricing model with traditional inputs for “appreciation” awards such as stock options and stock appreciation rights.

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

Loss per Share — The Company computes basic loss per share using the weighted-average number of shares of common stock outstanding and diluted loss per share, while the diluted loss per share also includes the effects of dilutive instruments using the “treasury method.” Dividend attributable to preferred stock, whether declared or accrued, are deducted from income attributable to common shareholders for purposes of earnings per share.

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

The Company’s potential dilutive instruments include options, convertible debt and warrants. These instruments have not been considered in the calculation of diluted loss per share as they are anti-dilutive for the reported periods.

Note 3.	Accounts Receivable, net

Accounts receivable consists of the following:

	December 31,
	2017	2016
Accounts receivable	$408,693	$206,219
Less: allowance for doubtful accounts receivable	(134,288)	(66,089)
	$274,405	$140,130

Allowance for doubtful accounts activities are as follows:

	Year Ended December 31,
	2017	2016
Balance at beginning of year	$(66,089)	$(65,574)
Provision for doubtful accounts	(105,418)	(93,406)
Amounts written off	37,219	92,891
Balance at end of year	$(134,288)	$(66,089)

Note 4.	Inventory

Inventory, comprised of finished goods and parts or assemblies, consist of the following:

	December 31,
	2017	2016
Equipment	$139,939	$191,240
Parts and assemblies	192,162	514,777
	$332,101	$706,017

Note 5.	Equipment on Operating Leases, net

Equipment on operating leases consist of the following:

	December 31,
	2017	2016
Leased equipment	$2,558,423	$1,870,569
Less: accumulated depreciation	(1,107,279)	(847,165)
	$1,451,144	$1,023,404

During the years ended December 31, 2017 and 2016, depreciation expense included in cost of revenue, amounted to $288,792 and $343,628, respectively.

The Company is a lessor of Revolution and Eco Safe Series digester units under non-cancellable operating lease agreements expiring through December 2023. During the years ended December 31, 2017 and 2016, revenue under the agreements, which is included in rental, service and maintenance revenue, amounted to $864,013 and $697,965, respectively.

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

The minimum future estimated contractual payments to be received under these leases as of December 31, 2017 is as follows:

December 31, 2017
2018	$974,561
2019	762,372
2020	584,024
2021	335,834
2022 and thereafter	125,964
Total minimum lease income as of December 31, 2017	$2,782,755

Total minimum lease income as of December 31, 2016	$1,962,924

Note 6.	Equipment, Fixtures and Vehicles, net

Equipment, fixtures and vehicles consist of the following:

	December 31,
	2017	2016
Computer software and hardware	$102,195	$93,543
Furniture and fixtures	48,196	48,196
Vehicles	71,918	69,253
	222,309	210,992
Less: accumulated depreciation and amortization	(158,800)	(156,636)
	$63,509	$54,356

During the years ended December 31, 2017 and 2016, depreciation expense amounted to $20,875 and $15,478, respectively.

Note 7.	Investment in Entsorga West Virginia LLC (“EWV”)

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

Summarized financial information for EWV is as follows:

September 30,
Balance Sheet	2017(a)
Current assets - cash
Cash	$4,520,100
Prepaid expenses	17,500
Non-current assets:
Restricted cash	12,471,725
Facility under development and construction	16,789,154
Total Assets	$33,798,479
Current liabilities	$5,107,748
Non-current liabilities - Tax-exempt bonds, net of $1,616,131 of issuance costs	23,528,512
Membership equity	5,162,219
$33,798,479

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

Statement of Operations	Nine Months ended September 30, 2017
Revenue	$-
Operating expenses	52,780
Loss from operations	(52,780)
Interest expense	50,504
Net loss	$(103,284)
Net loss attributable to BioHiTech Global, Inc. (17.2%)	$(17,765)

(a.)	The Company utilizes a three-month lag in reporting its share of equity income or loss in EWV.

EWV has financed the development and construction of the facility through $25,000,000 in Solid Waste Disposal Revenue Bonds issued by the West Virginia Economic Development Authority (the “Bonds”). In connection with the Bonds, each member has been required to pledge their membership interest in EWV to the Bond trustee as collateral of the Bonds. While each member has pledged their membership interests to the Bond Trustee, there is no obligation that each member provide additional investment in the future or support any losses incurred.

Note 8.	MBT Facility Development and License Costs

On March 1, 2017 the Town Counsel of New Windsor, NY approved, the sale of 12 acres of property to the Company for the development of a Mechanical Biological Treatment (“MBT”) facility, for which the agreement was executed on April 10, 2017. The purchase price of the property is $1,092,000, subject to reduction for option payments made by the Company in the monthly amount of $3,500 for the first 12 months and $6,000 per month for the following 12 months, until the closing. The purchase of the property is contingent upon the Company obtaining: necessary permits to allow construction of a Mechanical Biological Treatment (“MBT”) facility; approvals from state and local authorities; financing for the construction of the MBT facility; contracts for offtake of solid recovered fuel; and the satisfaction of the Company’s due diligence investigation of the property. The contract also contains customary representations warranties and covenants of the parties for like transactions.

As of December 31, 2017, the consolidated financial statements include capitalized costs related to the New Windsor, NY site, including those related to the land option payments, legal costs and survey/engineering costs of $48,000, $10,371 and $146,195, respectively. There were no capitalized costs as of December 31, 2016.

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

The royalty payment for the license amounted to $6,019,200, which was comprised of 1,035,905 shares of the Company’s common stock, par value $0.0001 per share and cash payments in an amount up to $839,678 for Entsorga’s withholding taxes in the Unites States and Italy. The Company also entered into a Registration Rights Agreement with Entsorga whereby the Company granted Entsorga certain piggy-back and demand registration rights with respect to the Shares. This Technology License Agreement can be utilized in the Company’s project at the New Windsor, NY site or any other site and will be amortized once the facility is in operation.

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

Note 9.	Intangibles Assets, net

Intangible assets consist of the following:

	Useful Lives (Years)	Remaining Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2017:
Digester distribution agreements	10	1.9	$902,000	$(727,867)	$174,133
Website	3	-	23,388	(23,388)	-
Intangible assets, net			$925,388	$(751,255)	$174,133

December 31, 2016:
Digester distribution agreements	10	2.8	$902,000	$(637,667)	$264,333
Website	3	0.3	23,388	(20,679)	2,709
Intangible assets, net			$925,388	$(658,346)	$267,042

During the years ended December 31, 2017 and 2016, amortization expense, included in depreciation and amortization of operating expenses, amounted to $92,909 and $97,996, respectively.

At December 31, 2017, future annual estimated amortization expense is summarized as follows:

Year Ending December 31,
2018	$90,200
2019	43,533
2020	20,200
2021	20,200
Total	$174,133

Note 10.	Risk Concentrations

The Company operates as a single segment on a worldwide basis through its subsidiaries, resellers and independent sales agents. Gross revenues and net non-current tangible assets on a domestic and international basis is as follows:

	United States	International	Total
2017:
Revenue, for the year ended December 31, 2017	$1,801,168	$620,037	$2,421,205
Non-current tangible assets, as of December 31, 2017	1,349,461	188,692	1,538,153

2016:
Revenue, for the year ended December 31, 2016	$1,681,490	$561,976	$2,243,466
Non-current tangible assets, as of December 31, 2016	1,019,664	71,596	1,091,260

Credit risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institutions. At times, the Company’s cash may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) in the USA and the Financial Conduct Authority (“FCA”) in the UK insurance limits. During the years ended December 31, 2017 and 2016, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

Major customers — During the years ended December 31, 2017 and 2016, no customers represented at least 10% of revenues.

As of December 31, 2017, no customers represented at least 10% of accounts receivable. As of December 31, 2016, two customers represented at least 10% of accounts receivable, accounting for 22% and 10% of accounts receivable.

Vendor concentration — During the year ended December 31, 2017, two vendors represented at least 10% of costs of revenue, accounting for 26% (a 1.7% shareholder) and 14% of the combined cost of revenues and change in inventory. During the year ended December 31, 2016, two vendors represented at least 10% of costs of revenue, each accounting for 32% (BioHiTech International, a 10% shareholder and another 1.7% shareholder) of the combined cost of revenues and change in inventory.

As of December 31, 2017, three vendors represented at least 10% of accounts payable, accounting for 19% (BioHiTech International, Inc., a related party), 19% and 18% (a 1.7% shareholder) of accounts payable. As of December 31, 2016, two vendors represented at least 10% of accounts payable, accounting for 32% (a 1.7% shareholder) and 21% of accounts payable.

Note 11.	Related Party Transactions

Related parties include Directors, Senior Management Officers, and shareholders, plus their immediate family, who own a 5% or greater ownership interest at the time of a transaction. The table below presents direct related party assets and liabilities and other transactions or conditions as of or during the periods indicated.

		December 31,
		2017	2016
Assets:
Intangible assets, net	(a)	$174,133	$264,333
Liabilities:
Accounts payable		298,942	85,374
Accrued interest payable		9,536	390,812
Long term accrued interest		1,545,146	187,667
Notes payable		275,000	275,000
Advance from related party	(b)	544,777	1,213,027

Promissory note - related parties	(c)	4,500,000	2,500,000
Series A - Unsecured subordinated convertible notes	(d)	2,250,000	2,250,000
Series B - Unsecured subordinated convertible notes	(e)	1,750,000	1,250,000
Series C – Subordinated secured convertible notes	(f)	450,000	-
Series D - Unsecured subordinated convertible notes	(g)	325,000	-
Series V - Unsecured subordinated convertible notes	(h)	300,000	300,000
Other:
Line of credit guarantee	(i)	2,463,736	2,463,736

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

The table below presents direct related party expenses or transactions for the periods indicated. Compensation and related costs for employees of the Company are excluded from the table below.

		Year Ended December 31
		2017	2016
Consulting revenue	(j)	$81,110	$-
S, G & A - Rent expense	(k)	53,447	52,657
Cost of revenues – Rent expense	(k)	43,619	42,773
S, G & A - Consulting expense	(a)	200,000	200,000
Interest expense		1,027,787	572,345
Cost of revenue, inventory or equipment on operating leases acquired	(a and l)	362,497	1,355,780

(a)	Distribution Agreement - BioHiTech has an exclusive license and distribution agreement (the “License Agreement”) with BioHiTech International, Inc. (“BHT-I”), a company owned by James Koh, a BioHiTech shareholder and other unrelated parties. The License Agreement provides distribution rights to the Eco-Safe Digester through December 31, 2023 (unless extended by mutual agreement) and for annual payments to Mr. Koh in the amount of $200,000 for the term of the License Agreement and a 2.5% additional commission on all sales closed by Mr. Koh.
(b)	Advance from Related Party - The Company’s Chief Executive Officer has advanced the Company funds for operating and capital purposes. The advances bear interest at 13% and are unsecured and due on demand. There are no financial covenants related to this advance and there are no formal commitments to extend any further advances. See footnote 21 (e) for subsequent event to December 31, 2017 exchange for preferred stock.
(c)	Promissory Note - Related Party - On June 25, 2014, the Company initially entered into a secured promissory note with the Company’s Chief Executive Officer in the aggregate amount of $1,000,000 (the “Promissory Note”). This note has been amended effective July 31, 2015, January 1, 2016 and February 1, 2017. The amended note, which was converted into a series of the Company’s preferred stock subsequent to December 31, 2017 (See Note 21 provides for up to $4,500,000 in borrowings, an interest rate of 13% per annum, which is subject to prospective reduction to 10% upon the Company’s completion of raising $6,000,000 in connection with an offering of unsecured subordinated convertible notes and warrants and is due on the earlier of (a) a change of control, (b) an event of non-payment default, (c) the two-year anniversary of the Promissory Note, or (d) a Qualified Financing. For purposes of the Promissory Note, a Qualified Financing is defined as the first issuance of debt or equity by the Company through which the Company received gross proceeds of a minimum of $5,000,000 from one or more financial institutions or accredited investors. In connection with the January 1, 2016 amendment, $263,027 of accrued interest was added to the outstanding balance of the note. See footnote 21 (e) for subsequent event to December 31, 2017 exchange for preferred stock.
(d)	Series A Unsecured Subordinated Convertible Notes and Warrants - In connection with the Company’s issuance of unsecured subordinated convertible notes and warrants in 2016, as further disclosed in Note 12, certain related parties participated in such offering.
(e)	Series B Unsecured Subordinated Convertible Notes and Warrants - In connection with the Company’s issuance of unsecured subordinated convertible notes and warrants in 2016, as further disclosed in Note 12, certain related parties participated in such offering.
(f)	Series C – Subordinated secured convertible notes - In connection with the Company’s issuance of subordinated secured convertible notes and warrants in 2017, as further disclosed in Note 12, certain related parties participated in such offering.
(g)	Series D - Unsecured subordinated convertible notes - In connection with the Company’s issuance of unsecured subordinated convertible notes and warrants in 2016, as further disclosed in Note 12, certain related parties participated in such offering.
(h)	Series V Unsecured Subordinated Convertible Notes - In connection with the Company’s issuance of unsecured subordinated convertible notes in 2016, as further disclosed in Note 12, BioHiTech International, see note a, above, exchanged $300,000 in accounts payable by the Company for a $300,000 note.

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

(i)	Line of Credit - Under the terms of the line of credit, several related parties have personally guaranteed the line and are contingently liable should the Company not meet its obligations under the line.
(j)	Consulting Revenue - The Company provides environmental and project consulting to Entsorga West Virginia LLC, an entity that the Company accounts for as an equity investment effective March 2017.
(k)	Facility Lease - The Company leases its corporate headquarters and warehouse space from BioHiTech Realty LLC, a company owned by two stockholders of the Company, one of whom is the Chief Executive Officer. The lease expires in 2020, with a renewal option for an additional five-year period. Minimum lease payments as of December 31, 2017 under these operating leases are:

Year Ending December 31,
2018	$98,524
2019	100,003
2020	41,926
Total	$240,453

(l)	Inventory Acquisition – During the years ended December 31, 2017 and 2016 the Company commenced acquiring certain sub-assemblies for final assembly by the Company from a company controlled by a 1.7% shareholder of BioHiTech.

Note 12.	Line of Credit, Notes Payable, Advance, Promissory Note, Convertible Promissory Notes and Long-Term Debt

Notes, lines, advances and long-term debts are comprised of the following:

	December 31, 2017		December 31, 2016
	Total	Related Party	Total	Related Party
Line of credit	$2,463,736	$-	$2,463,736	$-
Unsecured subordinated convertible notes:
Series A	3,393,116	2,250,000	3,310,500	2,250,000
Series B	1,885,955	1,750,000	1,220,634	1,250,000
Series D	1,994,748	325,000	-	-
Series V	425,000	300,000	425,000	300,000
Series C – Subordinated secured convertible notes	1,021,916	450,000	-	-
Convertible note	103,885	-	-	-
Promissory note - related party (See Note 10)	4,500,000	4,500,000	2,500,000	2,500,000
Notes payable	375,000	275,000	375,000	275,000
Advances (See Note 10)	544,777	544,777	1,213,027	1,213,027
Long term debt - other, current and long-term portion	30,845	-	19,573	-

Line of Credit — The Company has a revolving line of credit with a bank which provides for aggregate borrowings of up to $2,500,000. The line of credit is due on demand and bears interest at the prime rate plus 0.5% (4.75% and 4.25% at December 31, 2017 and 2016, respectively), which is recorded as a component of interest expense. The line of credit is secured by the Company's assets, is personally guaranteed by certain stockholders of the Company and does not contain any financial covenants. The line of credit also provides for letters of credit aggregating $250,000. As of December 31, 2017 and 2016, there were no letters of credit outstanding. During the years ended December 31, 2017 and 2016 the average balance outstanding under the line was $2,459,453 and $2,459,453, and the average interest rate was 4.65% and 4.02%, respectively. Subsequent to December 31, 2017, in connection with a senior secured $5,000,000 credit facility and a subordinated secured credit facility, this line of credit was repaid and replaced with a $1,000,000 line of credit, accordingly the Line of Credit is presented as $1,000,000 as a current liability and $1,463,736 as a non-current liability (See Note 21. (f) Subsequent Events).

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

Series A Unsecured Subordinated Convertible Promissory Notes — During 2016, the Company entered into a series of Securities Purchase Agreements (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to sell and the Investors agreed to purchase in a private placement offering (the “Private Placement”) units (the “Units”) in the aggregate offering amount of $3,400,000, of which $2,250,000 was with related parties.

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

As of December 31, 2017, and 2016, the balance of the outstanding notes amounted to $3,400,000 and is presented net of unamortized deferred offering costs of $6,884 and $89,500, respectively, resulting from deferred offering costs of $165,230 less $158,346 and $75,730 of accumulated amortization, respectively. These costs are being amortized as a component of interest expenses over the original 24-month terms of the notes, unless there is an early maturity. During 2017 and 2016 interest resulting from the amortization of deferred offering costs amounted to $82,616 and $75,730, respectively. Interest expense on the notes is due at the maturity of the notes, in cash or common stock at the Company’s option, and has been presented as a non-current liability as the Company intends on paying in its common stock.

The notes have been presented as a non-current liability, as they are only payable in the Company’s common stock.

Series B Unsecured Subordinated Convertible Promissory Notes — During 2017 and 2016, the Company entered into a series of Securities Purchase Agreements (the “Purchase Agreement”) with certain accredited investors (the “Investors”), who were also shareholders of the Company, pursuant to which the Company agreed to sell and the Investors agreed to purchase in a private placement offering (the “Private Placement”) units (the “Units”) in the aggregate offering amount of $650,000 and $1,250,000, respectively.

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

For the Years Ended December 31, 2017 and 2016

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

As of December 31, 2017 and 2016, the balance of the outstanding notes amounted to $1,900,000 and $1,250,000, respectively, and is presented net of unamortized deferred offering costs of $14,045 and $29,366, respectively, resulting from deferred offering costs of $30,643 less $16,598 and $1,277 of accumulated amortization, respectively. These costs are being amortized as a component of interest expenses over the original 24-month terms of the notes, unless there is an early maturity. During 2017 and 2016 interest resulting from the amortization of deferred offering costs amounted to $15,321 and $1,277, respectively. Interest expense on the notes is due at the maturity of the notes, in cash or common stock at the Company’s option, and has been presented as a non-current liability as the Company intends on paying in its common stock.

The notes have been presented as a non-current liability, as they are only payable in the Company’s common stock.

Series D Subordinated Convertible Promissory Notes — During the third quarter of 2017, the Company entered into a series of Securities Purchase Agreements (the “Purchase Agreement”) with twenty one accredited investors (the “Investors”), pursuant to which the Company agreed to sell and the Investors agreed to purchase units (the “Units”) in the aggregate offering amount of $2,000,000, including $140,000 of payment in kind. Units aggregating $325,000 were with related parties. Each Unit is comprised of a mandatorily Convertible Promissory Note (the “Note”) and Warrants (the “Warrants”) to purchase shares of the Registrant’s common stock, par value $0.0001 per share (the “Common Stock”). Prior to maturity, an Investor may elect, at its option and in its sole discretion, to convert all or a portion of the outstanding principal amount under the Note, plus any accrued and unpaid interest, into a number of shares of Common Stock at a conversion price equal to $2.75 per share. Each Note bears interest at the rate of 8% per annum and is due on the earlier of: (i) July 6, 2019; (ii) the date the Common Stock is listed on The Nasdaq Stock Market or NYSE MKT (the “Listing”); or (iii) a “Change of Control” of the Registrant which is defined as a liquidation, dissolution, winding up, change in voting control, or sale of all or substantially all of the Registrant’s assets (the “Maturity”). At Maturity, each Note is convertible into shares of Common Stock equal to the outstanding principal amount under the Note, plus any accrued and unpaid interest, divided by a conversion price (the “Conversion Price”) equal to the lowest of: (i) the trading price on the date of the Listing; (ii) the price per share paid by investors in a subsequent underwritten public offering in connection with the Listing; (iii) the lowest price paid by investors in a subsequent offering of the Registrant’s securities; (iv) the per share price in a Change of Control transaction; or (v) $2.75 per share. The Warrants are exercisable for a period of five years into a number of shares of Common Stock equal to the number of shares of Common Stock into which such Investor’s Note is convertible at an exercise price equal to 120% of the Conversion Price.

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

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

As of December 31, 2017, the balance of the outstanding notes amounted to $2,000,000 and is presented net of unamortized deferred offering costs of $5,252 resulting from deferred offering costs of $7,000 less $1,748 of accumulated amortization. These costs are being amortized as a component of interest expenses over the original 24-month terms of the notes, unless there is an early maturity. During 2017 interest resulting from the amortization of deferred offering costs amounted to $1,748. Interest expense on the notes is due at the maturity of the notes, in cash or common stock at the Company’s option, and has been presented as a non-current liability as the Company intends on paying in its common stock.

The notes have been presented as a non-current liability, as they are only payable in the Company’s common stock.

Series V Subordinated Convertible Promissory Notes — During 2016, the Company entered into a series of convertible promissory notes. Each note bears interest at the rate of 8% per annum and is due on the earlier of: (i) 24 months (from September to December 2018); (ii) the date the common stock is listed on The Nasdaq stock market or NYSE MKT; or (iii) a “Change of Control” of the Company, which is defined as a liquidation, dissolution, winding up, change in voting control or sale of all or substantially all of the Company’s assets. Each note sold is convertible into shares of Common Stock equal to the outstanding principal amount under the note, plus any accrued and unpaid interest, divided by a conversion price (the “Conversion Price”) equal to the lowest of: (i) the trading price on the date of the listing; (ii) the price per share paid by investors in a subsequent underwritten public offering in connection with the listing; (iii) the lowest price paid by investors in a subsequent offering of the Registrant’s securities, including the Series B offering; (iv) the per share price in a change of control transaction; or (v) $3.75 per share. Prior to maturity, an investor may elect, at its option and in its sole discretion, to convert all or a portion of the outstanding principal amount under the note, plus any accrued and unpaid interest, into shares of common stock at a conversion price equal to $3.75 per share.

The notes have been presented as a non-current liability, as they are only payable in the Company’s common stock.

Series C – Subordinated secured convertible notes — From May 24, 2017 through August 11, 2017, the Company entered into a series of Securities Purchase Agreements (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to sell, and the Investors agreed to purchase units (the “Units”) in the aggregate offering amount of $1,250,000. The aggregate offering amount initially included $640,000 from the Company’s Chief Executive Officer, of which, in the third quarter, $190,000 were assigned to a third party at their original cost. Each Unit, in the minimum subscription amount of $100,000 is comprised of an Original Issue Discount Convertible Promissory Note (the “Note,” collectively, the “Notes”) and warrants (the “Warrants”) to purchase shares of the Registrant’s common stock, par value $0.0001 per share (the “Common Stock”). Each Note bears interest at the rate of 3.5 % per annum, has been issued with an original issue discount of 10% and is due on May 24, 2018 (the “Maturity Date”). The Notes are secured by any proceeds received by the Registrant from its investments in Entsorga West Virginia, LLC and Apple Valley Waste Conversions, LLC, (“AVWC”) and the membership interests in AVWC. The Notes are convertible at the option of the Investors, at any time up to and including the Maturity Date, into shares of Common Stock equal to the outstanding principal amount under the Note, plus any accrued and unpaid interest, divided by a conversion price (the “Conversion Price”) equal to $3.00 per share. The Warrants are exercisable for a period of five years into a number of shares of Common Stock equal to 50% of the number of shares of Common Stock into which the Notes are convertible at an exercise price equal to $3.75 per share. Subsequent to December 31, 2017, the holders agreed to amend the notes and to extend the maturity to May 24, 2019 and to provide for a mandatory conversion into the Company’s common stock upon the listing of the Company’s common stock on The Nasdaq stock market or NYSE MKT (See Note 21. (e) Subsequent Events for an amendment entered into subsequent to December 31, 2017). The holders retain the right to convert the notes at any time prior to maturity.

The Purchase Agreement also provides the Investors the right to participate in up to 20% of the future external financing for the Registrant’s equity investment in up to six future High Efficiency Biological Treatment (HEBioT) facilities. The Purchase Agreement contains customary representations, warranties and covenants of the Registrant and the Investors for like transactions.

As of December 31, 2017, the Notes reflect: face amount of $1,250,000, net of original issue discount of $125,000, bifurcated warrants of $151,584, bifurcated beneficial conversion feature of $138,240, net of amortization of discounts of $186,740. The warrants for 208,334 shares of common stock were valued utilizing the Monte Carlo modelling technique utilizing stock prices of $3.05 to $7.50 on the dates of the grant, an exercise price of $3.75, a standard deviation (volatility) of 31.1% to 33.2% based on the date of issue, a risk-free interest rate of 2.62% to 2.79% based on the date of issue with a term of 5 years. The model includes subjective input assumptions that can materially affect the fair value estimates. Conversion options are recorded as debt discounts and are amortized as interest expense over the life of the underlying debt instrument.

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

Convertible Note — Effective March 30, 2017 the Company entered into a Securities Purchase Agreement, a Convertible Note with a maximum funding amount of $550,000 and Warrants with Vista Capital Investments LLC (“Vista”). As of March 31, 2017, in exchange for $100,000, Vista received a $110,000 face value note, which included a beneficial conversion feature valued at $4,014, a warrant for 24,750 shares of common stock valued at $16,043 utilizing the Black–Scholes–Merton model utilizing a stock price of $2.954 on the date of the grant, an exercise price of $4.00, a standard deviation (volatility) of 31.43%, a risk-free interest rate of 2.88% with a term of 5 years. As of June 26, 2017, in exchange for an additional $100,000, the face value note outstanding was $220,000; this additional $100,000 funding also included a beneficial conversion feature valued at $1,930, a warrant for 24,750 shares of common stock valued at $16,360 utilizing the Black–Scholes–Merton model utilizing a stock price of $2.98 on the date of the grant, an exercise price of $4.00, a standard deviation (volatility) of 31.43%, a risk-free interest rate of 2.88% with a term of 5 years.

The note allows for fundings representing up to $550,000 in original principal amount notes with interest at 9.5%, of which $110,000 is outstanding as of December 31, 2017. Each funding matures in seven months from the time of the funding, accordingly the funding of March 31, 2017 originally matured on October 31, 2017 and the funding of June 26, 2017 matures January 26, 2018. The funding maturing on October 31, 2017 was converted prior to maturity. Subsequent to December 31, 2017, the funding maturing on January 26, 2018 was converted prior to maturity. The note is convertible into common shares of the Company at $2.85 per share at any time there is an outstanding balance.

During the third quarter of 2017, the holder exercised 24,750 warrants in a cashless exercise, resulting in the issuance of 14,093 shares of common stock. As of December 31, 2017, the holder has warrants outstanding that provide for the acquisition of up to 24,750 shares of common stock at $4.00 per share and expire in five years from the date of issuance.

Notes Payable — During the year ended December 31, 2015, the Company entered into two unsecured promissory notes that have been amended during 2016 and 2017, which do not contain any financial covenants. As of December 31, 2017 and 2016, the notes each have a remaining balance outstanding of $100,000 and $275,000 with interest at the rate of 10.0% and each mature on January 1, 2020.

Long Term Debt — Represents two loans collateralized by vehicles with interest ranging from 1.9% to 4.99%, each with amortizing principal payment requirements through 2020 and 2022, respectively.

Maturities of Non-Current Promissory Note, Long Term Debt and Unsecured Subordinated Convertible Notes — as of December 31, 2017, excluding discounts and deferred finance costs, which are being amortized as interest expense, are as follow:

Year Ending December 31,	Amortizing	Non- Amortizing*	Optionally Convertible into Common Stock	Mandatorily Convertible into Common Stock*	Total
2018	$8,874	$3,008,513	$1,360,000	$5,725,000	$10,102,387
2019	9,165	4,500,000	-	2,000,000	6,509,165
2020	4,605	375,000	-	-	379,605
2021	4,381	-	-	-	4,381
2022 and thereafter	3,820	-	-	-	3,820
Total	$30,845	$7,883,513	$1,360,000	$7,725,000	$16,999,358

* Certain notes are subject to earlier maturities. The table above presents all notes at their time period-based maturity condition as in effect at December 31, 2017.

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

Interest Expense — All interest on the Company’s various debts are recognized as interest expense in the accompanying consolidated financial statements.

Note 13.	Equity Transactions

The Company has had the following equity related transactions over the two years ended December 31, 2017:

Series A Redeemable Convertible Preferred Stock — During the fourth quarter of 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single, accredited investor (the “Investor”), pursuant to which the Company agreed to sell and the Investor agreed to purchase up to an aggregate of 333,401 shares of the Registrant’s newly created Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Shares”) for an aggregate investment of up to $1,667,000. Over the fourth quarter, in several investments, Company received total proceeds of $1,500,300 after giving effect to an original issue discount of 10%. In addition, the Company issued warrants (the “Warrants”) that are exercisable for four years to purchase up to 333,401 shares of the Registrant’s common stock, par value $0.0001 per share (the “Common Stock”) at the exercise price of $5.00 per share.

The Series A Preferred Shares are convertible into share of Common Stock at the rate of one share of Common Stock for $5.00 of stated value of Series A Shares converted. The conversion rate is subject to adjustment for stock splits, reclassification and issuance of certain Securities at a purchase price per share below the conversion price. The Series A Shares will automatically convert into Common Stock if the Registrant (i) receives gross proceeds of $6,000,000 from a financing or (ii) receives gross proceeds sufficient to qualify for listing on a national securities exchange. If the Registrant completes a financing at a price per share of less than $5.00, one-half of the Series A Shares will convert at a conversion price equal to the purchase price of such financing. The Series A Shares are entitled to receive dividends, payable quarterly commencing December 31, 2017, at the rate of five percent (5%) during the first year of issuance, increasing two percent (2%) per month thereafter. The Series A Shares rank senior to the Registrant’s Common Stock with respect to dividends, distributions and payments on liquidation. The Registrant also has the right to redeem the Series A Shares one year after the First Closing for 120% of the stated value plus any unpaid dividends. Commencing on June 1, 2019, the Investor will have the right to require the Registrant to redeem the Series A Shares for 115% of the Conversion Amount, under certain circumstances. The Company also granted the Investor certain piggy-back registration rights with respect to the shares of Common Stock underlying the conversion of the Series A Shares and the exercise of the Warrants.

Due to the redemption features, the Series A Preferred Stock has been classified as temporary equity between total liabilities and stockholders’ deficit.

As of December 31, 2017, the Series A Preferred Stock reflect: stated amount of $1,666,999, net of original issue discount of $166,699, bifurcated warrants of $403,630, bifurcated beneficial conversion feature of $63,336, net of amortization of discounts of $86,658. In addition, the Series A Preferred Stock is presented net of $24,414 in deferred issuance costs, $30,000 incurred, net of amortization of $5,586. Amortization of discounts and deferred issuance costs are reflected as interest expense. The warrants for 333,401 shares of common stock were valued utilizing the Monte Carlo modelling technique utilizing stock prices of $4.45 to $5.40 on the dates of the grants, an exercise price of $5.00, a standard deviation (volatility) of 38.7% to 45.7% based on the date of issue, a risk-free interest rate of 2.60% to 2.74% based on the date of issue, with a term of 4 years. The model includes subjective input assumptions that can materially affect the fair value estimates. Conversion and exercise options are recorded as instrument discounts and are amortized as interest expense over the period up to the first Investor redemption date (June 1, 2019).

Series B Convertible Preferred Stock — On December 28 and 29, 2017, the Company entered into a series of Securities Purchase Agreements (individually, the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Registrant agreed to sell and the Investors agreed to purchase, in a private placement offering (the “Offering”), an aggregate of 160,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Shares”) at the price of $5.00 per Series B Preferred Share and warrants (the “Warrants”) that are exercisable for five years to purchase 88,888 shares of the Registrant’s common stock, par value $0.0001 per share (the “Common Stock”) at an exercise price of $5.00 per share, for an aggregate offering amount of $800,000.

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

The Series B Shares are convertible at any time by the Investors, into shares of Common Stock at the rate of one share of Common Stock for $4.50 of stated value of Series B Preferred Shares converted. The conversion rate is subject to adjustment for stock splits, reclassification and issuance of certain Securities at a purchase price per share below the conversion price. The Series B Shares mandatorily convert into Common Stock on the earliest of the date (i) the Common Stock is listed on a National Securities Exchange; (ii) a fundamental transaction, which is defined as effectively a change in control of the voting capital stock or transfer of substantially all of the assets of the Registrant; (iii) of an underwritten public offering in an amount not less than $3,000,000, or (iv) December 1, 2018. The Series B Shares are entitled to receive dividends, at the rate of six percent (6%) until their conversion into Common Stock. The Series B Shares rank senior to the Registrant’s Common Stock with respect to dividends, distributions and payments on liquidation but junior to all existing and future indebtedness and any class of preferred stock. The Registrant also granted the Investors certain piggy-back registration rights with respect to the shares of Common Stock underlying the conversion of the Series B Preferred Shares and the exercise of the Warrants and anti-dilution rights with respect to the conversion price of the Series B Preferred Shares.

Due to the lack of redemption features and the presence of mandatory conversion features, the Series B Preferred stock is presented as a component of shareholders’ deficit.

As of December 31, 2017, the Series B Preferred Stock reflect the stated amount of $800,000, net of bifurcated warrants of $100,688. The warrants for 88,889 shares of common stock were valued utilizing the Monte Carlo modelling technique utilizing stock prices of $3.92 to $4.09 on the dates of the grants, an exercise price of $5.00, a standard deviation (volatility) of 39.4%, a risk-free interest rate of 2.65% to 2.67% based on the date of issue, with a term of 5 years. The model includes subjective input assumptions that can materially affect the fair value estimates. Conversion options are recorded as instrument discounts and are not being amortized due to the mandatory conversion features.

Maxim Warrants — In connection with the issuance of the Series A Units described in Note 12, the Company agreed to issue warrants to Maxim Group LLC, the placement agent, that are exercisable into 10% of the total number of shares of common stock that the notes are convertible under the notes at an exercise price of $3.75 per share. The warrants expire 5 years from the date of issuance of the underlying notes, which was February 10, 2016.

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

Barksdale Warrants — In connection with an Offering of BHTA in October 2013 of Class B Common Interests BHTA agreed to issue Barksdale Global Holdings, LLC (“Barksdale”) warrants to purchase a number of Class B Common Interests of BHTA, as now converted into Common Stock of the Company. The warrants were subsequently issued on June 30, 2015, whereby Barksdale was issued a warrant to purchase up to $140,000 of BHTA’s Class B Common Interests on or before the expiration date of June 30, 2020. The warrant is exercisable during the period commencing upon the consummation of the Company’s next successive equity raise in which the Company receives gross proceeds of a minimum of $5.0 million (“Qualified Financing”). If the Company does not consummate a Qualified Financing prior to the expiration date, the warrant shall never be exercisable.

Series Debt and Series Preferred Stock Offerings — In connection with the various series debt and preferred stock offerings, warrants issued have been disclosed as part of the description of the debt and preferred stock offerings.

2014 and 2015 Debt Offerings — In connection with prior debt offerings that have been converted into equity, warrants expiring between May and July of 2020 representing an $80,000 purchase equity interest remain outstanding. The warrants allow the holders to acquire up to $80,000 of the Company’s common stock at a price of 120% of the closing price of the Company’s first issuance of equity in one, or a series of related transactions, through which the Company receives gross process of $5,000,000 or more from one or more financial institutions or “accredited investors”. Should the Company not consummate such an issuance of equity by the expiration of the warrants, the warrants shall never be exercisable.

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

Shareholder Awareness Consulting Agreement — During 2017, the Company initially entered into a ninety-day consulting agreement for shareholder awareness. The contract provided for 100,000 shares of the Company’s restricted common stock that will vest over the ninety-day period. During 2017, 100,000 shares were earned at a cost of $302,368 and are reflected as professional fees and an increase to additional paid in capital. The contract also provided for the granting of a warrant for 100,000 shares of common stock. The warrant was valued at $105,188 utilizing the Black–Scholes–Merton model utilizing a stock price of $3.00 on the date of the initial estimation of the liability in the second quarter of 2017 utilizing the Black–Scholes–Merton model utilizing, an exercise price of $2.75, a standard deviation (volatility) of 31.11%, a risk-free interest rate of 2.75% with a term of 5 years. The costs reflect the vesting of such shares based upon the daily closing prices of the Company’s common stock and the estimated valuation of the warrant, which are reflected as professional fees and an increase to additional paid in capital. During the second quarter of 2017, the warrant was issued and the valuation at the time of issuance resulted in a $1,999 change in the fair value of the warrant, which has been expensed as a non-operational expense. During the third quarter of 2017, the consultant exercised 100,000 warrants in a cashless exercise, resulting in the issuance of 70,044 shares of common stock.

During the third quarter of 2017, the Company and the consultant amended the terms to extend the contract through December 31, 2017. Under the terms of the extension, in addition to cash fees, the Company agreed to grant the consultant an additional 75,000 shares that will be earned over the term of the contract, from the date that the initial contract expired. During 2017, 75,000 shares were earned at a cost of $325,172. The costs reflect the vesting of such shares based upon the daily closing prices of the Company’s common stock and reflected as professional fees and an increase to additional paid in capital.

During the fourth quarter of 2017, the Company and consultant further amended and restated the terms of the agreement, which terminated on December 31, 2017, to provide for cash payments in the fourth quarter of $90,000 and for the issuance of a warrant to purchase 10,000 shares of the Company’s common stock. The warrant was valued at $23,851 utilizing the Black–Scholes–Merton model utilizing a stock price of $5.80 on the date of the issuance, an exercise price of $5.00, a standard deviation (volatility) of 35.6%, a risk-free interest rate of 2.74% with a term of 5 years. The costs are reflected as professional fees and an increase to additional paid in capital.

Public Relations and Corporate Communications Agreement — During 2016, the Company entered into a service agreement, as amended, for a twelve-month term. In addition to monthly cash fees, the Company initially issued 15,000 shares of fully vested restricted common stock at a per share price of $2.40 during 2016, which is reflected as an expense in the accompanying financial statements. The agreement, as amended, required 40,000 shares of fully vested restricted common stock be earned during the second six-month period of the agreement. During 2017, 30,000 shares were earned with a related cost of $185,475. The costs reflect the vesting of such shares based upon the daily closing prices of the Company’s common stock and reflected as professional fees and an increase to additional paid in capital.

Shareholder Information and Marketing Agreement — During 2016, the Company entered into a service agreement for an initial three-month term, subject to a termination option after the initial 30-day period. In addition to monthly cash fees, the Company will issue 8,000 shares of restricted common stock that will vest over the three-month period. During the three months ended March 31, 2017, 3,200 shares were earned at a cost of $8,053. During 2016, 4,800 shares were earned with a related cost of $12,952. The costs reflect the vesting of such shares based upon the daily closing prices of the Company’s common stock and reflected as professional fees and an increase to additional paid in capital. The 8,000 shares were issued in the second quarter of 2017.

Strategic Consulting Agreement — During 2016, the Company entered into a strategic consulting agreement for a twelve-month term, subject to a sixty-day termination option by either party, which was exercised by the Company resulting in a termination effective December 31, 2016. In addition to monthly cash fees, the agreement also included issuing Series V convertible debt in the amount of $25,000 per month. As of December 31, 2017 and 2016, $125,000 of such Series V convertible debt was outstanding.

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

Note 14.	Equity Incentive Plans

2015 Equity Incentive Plan — During 2015, the Company established the BioHiTech Global, Inc. 2015 Equity Incentive Plan, which is available to eligible employees, directors, consultants and advisors of the Company and its affiliates. The plan allows for the granting of incentive stock options, nonqualified stock options, reload options, stock appreciation rights, and restricted stock representing up to 750,000 shares. The Plan is administered by the board of directors. Effective March 1, 2016, the Company granted nonqualified options for 371,250 shares. Effective April 15, 2016, the Company granted 347,500 restricted stock units. As of December 31, 2017, there were 175,346 shares available under the Plan for future grants. There have been no grant awards made during the year ended December 31, 2017. Compensation expense related to the options and restricted stock units was:

	2017	2016
Stock options	$99,975	$245,636
Restricted stock units	229,807	429,146
	$329,782	$674,782

Stock Options – The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model. The valuation determined by the Black-Scholes pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The risk-free rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies, the expected life is based on the estimated average of the life of options using the simplified method, and forfeitures are estimated on the date of grant based on certain historical data. The Company utilizes the simplified method to determine the expected life of its options due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

On March 1, 2016, the Company granted 371,250 stock options to employees and directors for future services that vest over four years. These options had a fair value of $520,210 using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	1.3 - 1.5%
Expected dividend yield	0.00%
Expected volatility	28.8 - 30.3%
Expected term in years	5.0 - 6.0

The weighted-average grant date fair value of options granted on March 1, 2016 was $520,210. Total unrecognized compensation expense related to unvested stock options at December 31, 2017 and 2016 amounts to $117,927 and $263,895, respectively, and is expected to be recognized over a weighted average period of 1.1 and 2.1 years, respectively.

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

The following table summarizes the Company’s stock option activity for the years ended December 31, 2017 and 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding – January 1, 2016	-	-	-	-
Granted	371,250	$3.75	10.00	-
Exercised	-	-	-	-
Forfeited or Canceled	(7,500)	3.75	-	-
Outstanding – December 31, 2016	363,750	$3.75	9.17	$-
Exercisable – December 31, 2016	90,418	$3.75	9.17	$-

Outstanding – January 1, 2017	363,750	$3.75	9.17	-
Granted	-	$-		-
Exercised	-	-		-
Forfeited, Canceled or Expired	(51,041)	3.75		-
Outstanding – December 31, 2017	312,709	$3.75	8.17	$53,161
Exercisable – December 31, 2017	153,121	$3.75	8.17	$26,081

The following table summarizes the Company’s stock option activity for non-vested options for the years ended December 31, 2017 and 2016:

	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2016	-
Granted	371,250	$3.75
Vested	(90,418)	(3.75)
Forfeited or Canceled	(7,500)	(3.75)
Balance at December 31, 2016	273,332	3.75
Granted	-	-
Vested	(79,091)	(3.75)
Forfeited, Canceled or Expired	(34,653)	(3.75)
Balance at December 31, 2017	159,588	$3.75

Restricted Stock Units – On April 15, 2016, the Company granted 347,500 restricted stock units (“RSU”) to certain employees. 15,833 of the RSUs vested immediately and the remaining units vest over a three-year period, subject to continued service on each applicable vesting date. The RSUs have no voting or dividend rights. The fair value of the common stock on the date of the grant was $4.05 per share based upon the quoted closing price of the Company’s common stock on the grant date. The aggregate grant date fair value of the award amounted to $1,407,375 which will be recognized as compensation expense over the vesting period. As of December 31, 2017 and 2016, the aggregate intrinsic value of the unvested RSUs, determined by multiplying the anticipated number of RSUs that will vest by the closing market price of the underlying common stock, was $670,759 and $746,251, respectively.

Total unrecognized compensation expense related to the unvested RSUs at December 31, 2017 and 2016 amounts to $446,740 and $978,229, respectively, and is expected to be recognized over a weighted average period of 1.16 and 2.16 years, respectively.

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

The following table summarizes the Company’s RSU activity for the years ended December 31, 2017 and 2016:

Number of Shares
Unvested balance at January 1, 2016	-
Granted	347,500
Vested	(15,833)
Forfeited or Canceled	-
Unvested balance at December 31, 2016	331,667
Granted	-
Vested	(75,000)
Forfeited or Canceled	(85,555)
Unvested balance at December 31, 2017	171,112

2017 Executive Incentive Plan — At the Annual Shareholders Meeting on June 7, 2017 the shareholders approved the 2017 Executive Incentive Plan that allows for the granting of awards for up to 1,000,000 shares of the Company’s common stock. No grants under the plan have been made as of December 31, 2017.

Note 15.	Income Taxes

The U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21%, transitions the U.S international taxation from a worldwide tax system to a territorial system, and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion tax, respectively. The Company recognized a deferred tax expense of $2,144,139 to reflect the reduced U.S. tax rate of the Tax Act and a corresponding deferred tax benefit to reflect the reduction of the valuation allowance. As of December 31, 2017, the Company did not have accumulated foreign subsidiary earnings, accordingly, while the Tax Act provides for a one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax, there was no tax expense related to that part of the Tax Act.

The following table presents the components of income tax expense (benefit) from operations for the year ended December 31, 2017 and 2016.

	Year Ended December 31,
	2017	2016
US Federal:
Deferred	$(230,242)	$(1,932,456)
State and local:
Deferred	(701,299)	(681,025)
Non-US:
Deferred	(49,781)	(69,203)
Change in valuation allowance	981,322	2,682,684
Income tax provision	$-	$-

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

The following table presents a reconciliation of differences between the Federal statutory tax rate and the Company’s effective income tax rate for the year ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
U. S. Federal Statutory rate	(34.0)%	(34.0)%
Non-U.S. losses	0.5	0.6
Impact of US statutory tax rate change	25.7	-
Impact of US statutory tax rate change on valuation allowance	(25.7)	-
Local taxes, net of benefit	(7.4)	(6.8)
Other	3.4	0.4
	(37.5)	(39.8)
Change in valuation allowance	37.5	39.8
Effective income tax rate	-%	-%

The following table presents the Company’s net deferred tax assets and valuation allowance as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Deferred tax assets:
Net operating losses - Federal	$2,722,166	$2,341,288
Net operating losses - State	1,365,898	691,582
Net operating losses - Non-US	118,984	69,203
Stock-based compensation - Federal	221,238	246,069
Stock-based compensation - State	104,024	77,440
Accrued liabilities - Federal	408,985	412,346
Accrued liabilities - State	192,530	129,768
	5,133,825	3,967,696
Deferred tax liabilities:
Property and equipment - Federal	(135,276)	(11,333)
Property and equipment - State	(63,531)	(2,667)
	(198,807)	(14,000)
Net deferred tax assets	4,935,018	3,953,696
Valuation allowance	(4,935,018)	(3,953,696)
Net deferred tax assets	$-	$-

The net operating loss carryovers may be subject to limitation under Internal Revenue Code Section 382 should there be greater than a 50% ownership change as determined under the regulations. At December 31, 2017 and 2016, the Company had net operating loss carryforwards for federal, state and non-US income tax purposes of approximately $13,208,821 and $7,125,127, respectively. The federal net operating loss carryforwards will expire, if not utilized, beginning December 31, 2036. There were no net operating losses for federal corporate income tax purposes prior to the year ended December 31, 2015. US Federal corporate income tax returns for the years ended December 31, 2015 and later are open for examination and audit.

Note 16.	Commitments and Contingencies

From time to time, the Company is involved in legal matters arising in the ordinary course of business, including matters that relate to items for which the Company has accrued their contractual obligations, but are disputing payment for. The Company has one such matter relating to a consulting services agreement with Tusk Ventures LLC, in which they claim that it is owed $250,000 pursuant to an agreement. This matter was filed in the Supreme Court of the State of New York, New York County in April 2017 and while the Company has accrued all contractual amounts, it intends to defend the action vigorously. The Company and legal counsel believe this matter does not present a material risk to the Company. While the Company believes that these such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is, or could be, involved in litigation, will not have a material adverse effect on its business, financial condition or results of operations.

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

Note 17.	Employee 401(k) Savings Plan

Effective January 1, 2016, the Company established a defined contribution retirement savings plan qualified under Section 401(k) of the Internal Revenue Code. Under the plan, employees may contribute a percentage of eligible compensation on both a before-tax and after-tax basis. The Company may match a percentage of employee’s before-tax contributions, but is not required to do so, as the annual matching contributions are discretionary. No contributions have been made to the plan by the Company during the years ended December 31, 2017 and 2016.

Note 18.	Operating Leases

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

Year Ending December 31,
2018	$115,711
2019	100,003
2020	41,926
Total	$257,640

Total rent expense under all operating leases amounted to $137,802 and $128,903 for the years ended December 31, 2017 and 2016, respectively.

Note 19.	Supplemental Consolidated Statement of Cash Flows Information

Changes in non-cash operating assets and liabilities, as well as other supplemental cash flow disclosures, are as follows:

	Year Ended December 31,
	2017	2016
Changes in operating assets and liabilities:
Accounts and note receivable	$(236,249)	$79,743
Inventory	(330,699)	(997,535)
Prepaid expenses and other assets	(56,732)	42,722
Accounts payable	221,462	281,787
Accrued interest payable	1,223,105	640,056
Accrued expenses	274,266	12,800
Deferred revenue	18,837	16,360
Customer deposits	3,367	11,803
Net change in operating assets and liabilities	$1,117,357	$87,736

Supplementary cash flow information:
Cash paid during the year for:
Interest	$113,801	$106,251
Income taxes	-	-

Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Transfer of inventory to leased equipment	$747,993	$531,392
Series V Notes issued in settlement of accounts payable with a related party	-	300,000
Accrued interest added to principle of promissory note - related party	-	263,027
Acquisition of MBT facility development and technology license	5,179,522	-
Conversion of advances from related party to promissory notes	576,000	-
In-Kind payments by investors for Series notes	140,000	-
Vehicle acquisition with long-term debt	20,716	-

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

Note 20.	Recent Accounting Pronouncements

During the year ended December 31, 2017, the Company implemented the following recent accounting pronouncements:

Stock Compensation — In March 2016, FASB issued ASU No. 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (Topic 718). The amendments in this ASU is to significantly reduce the complexity and cost of accounting for excess tax benefits and tax deficiencies related to employee share-based payment transactions, which include restricted stock and stock options. Also, ASU No. 2016-09 requires an entity to run excess tax benefits and deficiencies through its income statement, which in effect eliminates the concept of additional paid-in capital. This new guidance was implemented during the first quarter of 2017 and its implementation did not have a material impact on the financial statements.

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

Statement of Cash Flows — In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The update amends the guidance in Accounting Standards Codification 230, Statement of Cash Flows, and clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. The Company elected to early adopt this new guidance during the first quarter of 2017 and its implementation did not have a material impact on the financial statements.

Accounting for Certain Financial Instruments with Down Round Features — In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-11—Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. ASU 2017-11 eliminates the requirement that a down round feature precludes equity classification when assessing whether an instrument is indexed to an entity’s own stock. A freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The effective date for ASU 2017-11 is for annual or any interim periods beginning after December 15, 2018. Early adoption is permitted. The Company implemented this ASU on a retrospectively basis as of January 1, 2017 and April 1, 2017. Since there was no reduction of the conversion price and exercise price of the warrants associated with the Notes, there is no impact upon implementation of ASU 2017-11 to the consolidated financial statements.

The Company has not yet implemented the following recent accounting pronouncements:

Revenue from Contracts with Customers — In April 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-10, “Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing” (Topic 606). The amendments clarify two aspects of ASU No. 2014-09, “Revenue from Contracts with Customers,” by providing (1) guidance for identifying performance obligations and (2) licensing implementation guidance. Public business entities should apply the guidance similar to Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  This standard has an effective date of January 1, 2018, and the Company anticipates using the modified retrospective implementation method, whereby a cumulative effect adjustment is recorded to retained earnings as of the date of initial application, if needed. In preparing for adoption, the Company has evaluated the terms, conditions and performance obligations under our existing contracts with customers. The Company does not expect to have a cumulative adjustment to retained earnings, and does not anticipate that the new standard will have a material impact on its financial condition, results of operations or cash flows.

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

Leases — In February 2016, the FASB issued new lease accounting guidance (ASU No. 2016-02, Leases). Under the new guidance, at the commencement date, lessees will be required to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is not applicable for leases with a term of 12 months or less. Lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company will evaluate the effects, if any, that adoption of this ASU will have on its consolidated financial position or results of operations.

Note 21.	Subsequent Events

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

(a)	Series B Mandatorily Convertible Preferred Stock – Subsequent to December 31, 2017, though March 22, 2018, the Company issued 207,333 shares of its Series B Preferred Stock and in related warrants for proceeds of $1,191,665, including $216,665 payment in kind.

(b)	Optional Conversion of Vista Capital Convertible Note – On January 3 and 25, 2018, Vista Capital, the note holder optionally converted the remaining balance of its note, which was $103,885 as of December 31, 2017, and accrued interest into 40,482 shares of the Company’s common stock in accordance with the terms of the note.

(c)	Investment in Gold Medal Group, LLC – On January 25, 2018, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) to acquire 9.2% of the outstanding membership units (the “Units”) of Gold Medal Group, LLC (“GM Group”). Pursuant to the Purchase Agreement, the Company acquired the Units from two unrelated parties in consideration $2,250,000 paid through the issuance of 500,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). The Purchase Agreement contains customary provisions, including representations, warranties, indemnities and “piggyback” registration rights, and closed upon the satisfaction of customary closing conditions. In addition to the Company’s Option Agreement to acquire additional units, described below, should the other Unit holder invest additional funds into GM Group, without additional funds from the Company, the Company’s ownership interest may be diluted.

In connection with the Purchase Agreement, ENA entered into a Limited Liability Company Agreement (the “LLC Agreement”) of GM Group with GM Group’s other member. The LLC Agreement contains customary provisions regarding the governance of GM Group.

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

Also on January 25, 2018, the Company entered into a Letter Agreement (the “Option Agreement”) with GM Group. Pursuant to the Option Agreement, ENA may purchase up to 5,000,000 additional Units of GM Group at an aggregate purchase price of $5,000,000, provided that the Registrant’s Common Stock, if it is still publicly traded, is listed on the New York Stock Exchange, NYSE American, or the NASDAQ Stock Market (each, a “Qualified Exchange”). In the event that the Registrant’s Common Stock is not listed on a Qualified Exchange on any day after November 30, 2018, the Option Agreement also grants the other GM Group member the right to purchase all then-outstanding Units of GM Group that are owned by the Registrant or ENA.

The Company also entered into the Advisory Services Agreement (the “Advisory Agreement”) with Gold Medal Holdings, Inc. (“Holdings”). Pursuant to the Advisory Services Agreement, the Registrant will provide Holdings with advisory services relating to corporate development, strategic planning, operational and sales oversight and other general administrative and support services, as more particularly described within the Advisory Agreement. As consideration for providing these services, the Company, will be compensated with an annual advisory services fee equal to the greater of (i) $750,000 and (ii) 10% of Holdings’ annual ordinary earnings before interest, taxes, depreciation and amortization. The initial term of the Advisory Agreement is for one year.

(d)           Michaelson Senior Secured Term Promissory Financing – On February 2, 2018, the Company and several of the Company’s wholly-owned subsidiaries entered into and consummated a Note Purchase and Security Agreement (the “Purchase Agreement”) with Michaelson Capital Special Finance Fund II, L.P. (“ MCSFF ”) to issue a senior secured term promissory note in the principal amount of Five Million Dollars ($5,000,000) (the “Note”). The Note is not convertible and accrues interest at the rate of 10.25% per annum. The Note is to be repaid in eight, equal, quarterly installments of Six Hundred Twenty Five Thousand Dollars ($625,000) commencing on March 15, 2021 and ending February 2, 2023 (the “Maturity Date”). Additionally, the Note is secured by a general security interest in all of the Registrant’s assets as well all of the assets of the Registrant’s subsidiaries. Further, the Registrant’s Chief Executive Officer, Frank E. Celli (“Celli”), guaranteed a portion of the Registrant’s obligations to MCSFF. In connection with the issuance of the Note, the Registrant issued MCSFF 320,000 shares of the Registrant’s common stock, par value $0.0001 per share. The Purchase Agreement contains customary provisions, including representations, warranties, indemnities and “piggyback” registration rights, and closed upon the satisfaction of customary closing conditions.

(e)           Exchange of Note Payable and Advances for Series C Convertible Preferred Stock – On February 2, 2018, in connection with and as a condition precedent to the closing of the MCSFF Note, the Company entered into a Securities Exchange and Note Purchase Agreement (the “Exchange Agreement”) with Frank E. Celli, the Company’s Chief Executive Officer, whereby Celli exchanged $4,500,000 in a note receivable and $544,000 in advances made to the Registrant for $4,000,000 of the Registrant’s Series C Convertible Preferred Stock, par value $0.0001 (the Series C Preferred Stock”) and a junior promissory note (the “Junior Note”). The Junior Note, which is subordinated to the MCSFF Note, is not convertible, accrues interest at the rate of 10.25% per annum and matures on February 2, 2024. The Series C Preferred Stock has a stated value of $10.00 per share and is convertible, at the holder’s option, into the Registrant’s common stock, par $0.0001, at a conversion price of $4.75 per share. The Series C Preferred Stock is non-redeemable, has voting rights together with the common stock, par $0.0001, at the rate of 4 votes to 1 and accrues dividends at 10.25% of the stated value outstanding. In connection with this transaction, the Registrant also issued Celli warrants to purchase 421,053 shares of Common Stock, exercisable at $5.50 per share which expire in five (5) years.

(f)           Comerica Line of Credit – In a series of transactions, on February 2, 2018, BioHiTech Global, Inc. (the “Registrant”) in connection with its $5 million gross proceeds financing with Michaelson Capital Special Finance Fund II, L.P., the Company utilized a portion of the proceeds to pay off, in-full, and close out an existing line of credit with Comerica Bank (“Comerica”) that was payable and secured by the assets of the Company’s subsidiary, BioHiTech America, LLC. Also in connection with and in accordance with the MCSFF financing, on February 2, 2018, the Company’s subsidiary, BHT Financial, LLC (“BHTF”) entered into a new Credit Agreement (the “Credit Agreement”) and a Master Revolving Note (the “Note”) with Comerica that provides for a facility of up to $1,000,000, secured by the assets of BHTF. The Note carries interest at the rate of 3%, plus either the Comerica prime rate or a LIBOR-based rate, and matures on January 1, 2020. Further, the Registrant’s Chief Executive Officer, Frank E. Celli and James C Chambers, a director, guaranteed BHTF’s obligations to Comerica. The Credit Agreement and Note contain customary provisions, including representations, warranties, and closed upon the satisfaction of customary closing conditions. The Registrant did not issue any securities to Comerica in connection with the debt.

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

(g)           Amendment of Series C Secured Convertible Notes – Also on February 2, 2018, in connection with and as a condition precedent to the closing of the MCSFF Financing, all of the holders (the “Holders”) of the Company’s Series C Original Issue Discount Convertible Promissory Notes (the “Series C Notes”, respectively) agreed to amend the Series C Notes to change the maturity date from May 24, 2018 to May 24, 2019. The Series C Notes were also amended to provide for a mandatory conversion of the outstanding and unpaid principal amount of the Series C Notes upon the Registrant’s listing on the Nasdaq stock market or the NYSE American into shares of the Registrant’s common stock, par value $0.0001 per share (the “Common Stock”). In consideration for the amendment, the Registrant issued the Holders additional warrants (the “Warrants”) to purchase a number of shares of Common Stock equal to 10% of the number of shares such Series C Note is convertible into at an exercise price of $4.50 per share of Common Stock and expiring in five (5) years.

(h)           Optional Conversion of Series D Note – On February 14, 2018 a holder of $200,000 in Series D mandatorily convertible debt converted their entire balance into 72,727 share of the Company’s common stock in accordance with the terms of the note. The Series B financing also had warrants to acquire shares of the Company’s common stock. The number of warrant shares and the exercise price was not known at the time of issuing the debt. This uncertainty was removed by its conversion into the Company’s common stock, resulting in warrants that may be exercised through August 17, 2022 for 72,727 shares of the Company’s common stock at an exercise price of $3.30 per share.

(i)            Maturity of Series A Mandatorily Convertible Debt – On February 12, 2018, in accordance with the terms of the notes, all of the Series A Mandatorily Convertible Debt, which amounted to $3,400,000 was converted into 1,236,369 shares of the Company’s common stock. Under the terms of the debt, the Company paid the $523,788 in accrued interest in 104,889 shares of the Company’s common stock. The Series A Mandatorily Convertible Debt also had warrants to acquire shares of the Company’s common stock. The number of warrant shares and the exercise price was not known at the time of issuing the debt. This uncertainty was removed by the maturity of the debt and its conversion into the Company’s common stock, resulting in warrants that may be exercised through February 10, 2021 for 1,236,369 shares of the Company’s common stock at an exercise price of $3.30 per share.

(j)            Series A Convertible Preferred Stock Amendment – On March 30, 2018, the Series A Convertible Preferred Stock (“Series A Preferred”) was amended and restated to provide the holder with the option to redeem the their shares anytime following the first anniversary if the Company consummates an equity financing in an amount equal to the stated value of the Series A Preferred, plus any and all accrued dividends. The holder’s option to redeem the Series A Preferred after January 1, 2019 was removed. In addition, the dividend on the Series A Preferred was amended to nine percent (9%), the first dividend payment date was amended to June 30, 2018 and the Stated Value of the Series A Preferred was reduced to $4.50. In addition, the Company agreed to issue the holders, within 5 business days after the first day of trading of the Company’s common stock par value $0.0001 per share (the “Common Stock”) on an Eligible Market, warrants (the “Warrants”) to purchase up to 180,000 shares of Common Stock at an exercise price of $4.50 per share and expiring in four (4) years on a pro-rata basis to the holders of record of the Series A Preferred Shares at the time of such issuance.

(k)           Exchange of Note Payable and Advances for Series C Convertible Preferred Stock – On March 23, 2018, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Frank J. Celli, the father of the Company’s Chief Executive Officer, whereby Celli exchanged $275,000 in a note receivable for $275,000 of the Registrant’s Series C Convertible Preferred Stock, par value $0.0001 (the Series C Preferred Stock”). The Series C Preferred Stock has a stated value of $10.00 per share and is convertible, at the holder’s option, into the Registrant’s common stock, par $0.0001, at a conversion price of $4.75 per share. The Series C Preferred Stock is non-redeemable, has voting rights together with the common stock, par $0.0001, at the rate of 4 votes to 1 and accrues dividends at 10.25% of the stated value outstanding. In connection with this transaction, the Registrant also issued Celli warrants to purchase 28,948 shares of Common Stock, exercisable at $5.50 per share which expire in five (5) years.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

BioHiTech Global, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioHiTech Global, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ deficit for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2014.

Melville, NY

April 2, 2018

