Form 10-Q
period 2018-03-31
BIOHITECH GLOBAL, INC.
filed 2018-05-15
CIK 1590383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 7, 2018
Common Stock, $0.0001 par value per share	14,451,708 shares

BioHiTech Global, Inc. and Subsidiaries

PART I -	FINANCIAL INFORMATION
Item 1.	Financial Statements

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue
Rental, service and maintenance	$440,493	$358,537
Equipment sales	65,850	232,143
Management advisory fees	139,383	-
Total revenue	645,726	590,680
Cost of revenue
Rental, service and maintenance	298,569	258,939
Equipment sales	63,940	132,491
Total Cost of revenue	362,509	391,430
Gross profit	283,217	199,250
Operating expenses
Selling, general and administrative	1,091,572	1,064,629
Research and development	201,556	187,501
Professional fees	286,862	649,623
Depreciation and amortization	30,716	29,774
Total operating expenses	1,610,706	1,931,527
Loss from operations	(1,327,489)	(1,732,277)
Other (expense) income
Equity loss in affiliate	(45,413)	-
Interest income	-	-
Interest expense	(554,276)	(296,256)
Interest expense incurred in warrant valuation	(3,293,613)	-
Total other expense, net	(3,893,302)	(296,256)
Net loss	(5,220,791)	(2,028,533)
Other comprehensive loss
Foreign currency translation adjustment	(33,442)	(7,164)
Comprehensive loss	$(5,254,233)	$(2,035,697)

Net loss per common share - basic and diluted	$(0.49)	$(0.25)
Weighted average number of common shares outstanding - basic and diluted	10,940,183	8,229,712

See accompanying notes to unaudited interim consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2018	2017
Assets		(Revised)
Current Assets
Cash	$3,223,447	$901,112
Accounts receivable, net	309,232	274,405
Inventory	522,980	332,101
Prepaid expenses and other current assets	86,834	79,686
Total Current Assets	4,142,493	1,587,304
Equipment on operating leases, net	1,548,176	1,451,144
Equipment, fixtures and vehicles, net	57,068	63,509
Intangible assets, net	151,583	174,133
Investment in unconsolidated affiliates	3,220,850	1,016,263
MBT facility development and license costs	6,316,530	6,223,766
Other assets	13,500	23,500
Total Assets	$15,450,200	$10,539,619
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Line of credit	$974,844	$1,000,000
Accounts payable	1,210,263	1,287,740
Accrued interest payable	110,112	29,431
Accrued expenses	432,190	892,136
Deferred revenue	89,092	84,686
Customer deposits	9,760	39,498
Long-term debt, current portion	8,946	8,874
Total Current Liabilities	2,835,207	3,342,365
Notes payable (related party of $275,000 at December 31, 2017)	100,000	375,000
Line of credit	-	1,463,736
Junior note due to related party, net of discounts of $136,123 as of March 31, 2018	908,654	4,500,000
Advance from related party	-	544,777
Accrued interest due at maturities	1,442,831	1,860,591
Convertible unsecured note, net of financing costs of $2,965 and discounts of $3,150	-	103,885
Convertible subordinated secured notes (related party of $450,000), net of discounts of $133,238 and $228,084, respectively	1,116,762	1,021,916
Unsecured subordinated mandatorily convertible notes, (related parties of $2,375,000 and $4,625,000, respectively), net of deferred financing costs of $10,214 and $26,179 respectively	4,114,786	7,698,819
Senior Secured Note Payable, net of financing costs of $201,570 and discounts of $1,171,321	3,627,109	-
Long-term debt, net of current portion	19,705	21,971
Total Liabilities	14,165,054	20,933,060
Series A redeemable convertible preferred stock, 333,401 shares designated, issued and outstanding	742,908	623,283
Commitments and Contingencies	-	-
Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 2,444,601 and 1,444,601 designated, 1,189,234 and 493,401 issued and outstanding as of March 31, 2018 and December 31, 2017:
Series B Convertible preferred stock, 1,111,200 shares designated: 428,333 and 160,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	1,767,371	699,332
Series C Convertible preferred stock, 1,000,000 shares designated, 427,500 shares issued and outstanding	3,050,142	-
Common stock, $0.0001 par value, 50,000,000 shares authorized, 11,925,917 and 9,598,208 shares issued and outstanding, respectively, at par	1,192	960
Additional paid in capital	30,538,811	17,752,990
Accumulated deficit	(34,743,246)	(29,431,416)
Accumulated other comprehensive (loss)	(72,032)	(38,590)
Total Stockholders' Equity (Deficit)	542,238	(11,016,724)
Total Liabilities and Stockholders' Equity (Deficit)	$15,450,200	$10,539,619

See accompanying notes to unaudited interim consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss:	$(5,220,791)	$(2,028,533)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	115,752	104,354
Provision for bad debts	11,734	22,962
Stock based employee compensation	77,640	88,025
Fees paid in stock and warrants	-	380,335
Interest resulting from amortization of financing costs and discounts	287,512	24,484
Equity loss in affiliate	45,413	-
Interest resulting from warrants valued upon conversion of host debt instruments	3,293,613	-
Changes in operating assets and liabilities	(611,400)	471,960
Net cash used in operations	(2,000,527)	(936,413)

Cash flow from investing activities:
Sale of used machinery and equipment	-	13,149
Investment in Entsorga West Virginia, LLC	-	(1,034,028)
MBT facility development costs incurred	(92,764)	(36,512)
Purchases of equipment, fixtures and vehicles	(1,602)	(1,597)
Net cash used in investing activities	(94,366)	(1,058,988)

Cash flows from financing activities:
Proceeds from issuance of senior secured credit facility and common stock	5,000,000	-
Repayment of line of credit facility	(2,463,736)	-
Proceeds from new line of credit facility	1,000,000	-
Proceeds from convertible notes, including warrants and beneficial conversion features	-	250,000
Deferred financing costs incurred	(237,187)	(8,000)
Repayments of long-term debt	(2,192)	(2,107)
Proceeds from the issuance of Series B convertible preferred stock and warrants	1,125,000
Related party:
Net increases of advances	-	463,027
Proceeds from promissory notes	-	786,973
Proceeds from convertible notes	-	500,000
Net cash provided by financing activities	4,421,885	1,989,893
Effect of exchange rate on cash	(4,657)	297
Net change in cash	2,322,335	(5,211)
Cash - beginning of period	901,112	325,987
Cash - end of period	$3,223,447	$320,776

Note 17 includes supplemental cash flow information, non-cash investing and financing activities and changes in operating assets and liabilities.

See accompanying notes to unaudited interim consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Other Loss	Deficit	Total
Balance at January 1, 2018 (Revised)	160,000	$699,332	9,598,208	$960	$17,752,990	$(38,590)	$(29,431,416)	$(11,016,724)
Issuance of Series B preferred stock	268,333	1,068,039			273,626			1,341,665
Issuance of Series C preferred stock	427,500	3,050,142			1,360,681			4,410,823
Common stock issued for acquisition of Gold Medal Group			500,000	50	2,249,950			2,250,000
Share-based employee and director compensation					77,640			77,640
Share-based professional services compensation			30,000	3	(3)			—
Conversion of debt into common stock			1,349,577	135	3,715,239			3,715,374
Interest on converted debt in common stock			104,889	10	523,778			523,788
Common stock issued in connection with debt financings			320,000	32	1,212,089			1,212,121
Warrants valued in connection with debt conversions and amendments			23,243	2	3,293,611			3,293,613
Foreign currency translation adjustment						(33,442)		(33,442)
Preferred stock dividends					79,210		(91,039)	(11,829)
Net loss							(5,220,791)	(5,220,791)
Balance at March 31, 2018	855,833	$4,817,513	11,925,917	$1,192	$30,538,811	$(72,032)	$(34,743,246)	$542,238

See accompanying notes to unaudited interim consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017 and as of March 31, 2018 and December 31, 2017

Note 1. Basis of Presentation and Going Concern

Nature of Operations - BioHiTech Global, Inc. (the “Company” or “BioHiTech”) through its wholly-owned subsidiaries, BioHiTech America, LLC, BioHiTech Europe Limited, BHT Financial, LLC, E.N.A. Renewables LLC (formerly Entsorga North America, LLC) and New Windsor Resource Recovery LLC, (collectively “subsidiaries”) offers its customers cost-effective and technologically innovative advancements integrating technological, biological and mechanical engineering solutions for the control, reduction and / or reuse of organic and municipal waste.

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

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2017, which contains the audited financial statements and notes thereto, for the years ended December 31, 2017 and 2016 included within the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 2, 2018. The financial information as of December 31, 2017 presented hereto is derived from the audited consolidated financial statements presented in the Company’s audited consolidated financial statements for the year ended December 31, 2017. The interim results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

Reclassifications to certain prior period amounts have been made to conform to current period presentation. These reclassifications have no effect on previously reported net loss.

Going Concern and Liquidity – For the three months ended March 31, 2018, the Company had a net loss of $5,220,791, incurred a consolidated loss from operations of $1,327,489 and used net cash in consolidated operating activities of $2,000,527. For the year ended December 31, 2017, the Company had a net loss of $8,350,527, incurred a consolidated loss from operations of $6,564,070 and used net cash in consolidated operating activities of $4,772,950. At March 31, 2018, consolidated stockholders’ equity amounted to $542,238 and the Company had consolidated working capital of $1,307,286. At December 31, 2017, consolidated stockholders’ deficit amounted to $11,016,724 and the Company had a consolidated working capital deficit of $1,755,061. The Company does not yet have a history of financial stability driven by operational profits. Historically, the principal source of liquidity has been the issuance of debt and equity securities. These factors raised substantial doubt about the Company’s ability to continue as a going concern.

On April 4, 2018, the Company was approved by Nasdaq to list its common stock on the Nasdaq Capital Market and commenced trading on April 9, 2018. As a result of trading on the Nasdaq Capital Market, certain of the Company’s financial instruments with a face value of $7,516,665 and accrued interest or dividends totaling $409,645 mandatorily converted to 2,430,497 and 95,293 shares, respectively, of the Company’s common stock in accordance with the pricing provided by the instruments. These financial instruments include:

•	Series B unsecured subordinated convertible promissory notes with a face amount outstanding at March 31, 2018 of $1,900,000;
•	Series C subordinated secured convertible notes with a face amount outstanding at March 31, 2018 of $1,250,000;
•	Series D subordinated convertible promissory notes with a face amount outstanding at March 31, 2018 of $1,800,000;
•	Series V subordinated convertible promissory notes with a face amount outstanding at March 31, 2018 of $425,000; and

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017 and as of March 31, 2018 and December 31, 2017

•	Series B convertible preferred stock with a face amount outstanding at March 31, 2018 of $2,141,665.

In addition, the Company, as provided by the various agreements will pay $409,645 in accrued interest and dividends with 95,293 shares of the Company’s common stock based on the closing market price on the day preceding the uplisting.

In early February 2018, the Company completed the following series of transactions:

•	Entered into a $5,000,000 long-term senior secured note with Michaelson Capital that commences repayments in March 2021 that was utilized to repay and existing $2,463,736 line of credit and for general purposes;
•	Entered into a line of credit with Comerica Bank for $1,000,000;
•	Entered into an exchange agreement with the Chief Executive Officer of the company to exchange $4,500,000 in note payable from the Company and $544,777 in advances into $4,000,000 face value of a newly created Series C non-redeemable convertible preferred stock and a $1,044,777 note payable that does not mature until after the Michaelson Capital debt is paid off; and
•	Amended the Series C convertible debt to extend the maturity to May 2019 and to provide for a mandatory conversion into the Company’s common stock in the event of an uplisting to a national market.

In addition to the transactions, above, stockholders’ equity was impacted by the following that occurred during the three months ended March 31, 2018:

•	A total of $3,703,885 in convertible debt either mandatorily converted or optionally converted into the Company’s common stock;

•	On January 25, 2018, the Company issued $2,250,000 in common stock to acquire an interest in Gold Medal Group, LLC and entered into an agreement with Gold Medal Holdings, Inc. to provide management services in exchange for $750,000 per year; and

•	The Company issued $1,341,665 in Series B mandatorily convertible preferred stock.

After giving effect for the cash raised through March 31, 2018, the current cash balance of $1,994,322 and its effect on the working capital of the Company that amounts to $1,307,286 as of March 31, 2018, along with the Company’s projected cash burn that also factors in the conversion of debt and related interest into common stock of the Company, management believes that the Company will be able to continue as a going concern for at least twelve months following the issuance of this Quarterly Report on Form 10-Q. Our projected cash burn also factors in increases in revenues from our firm rental contracts and our recently awarded management agreement with Gold Medal Holdings, Inc. and the reduction in certain discretionary expenses relating to investment banking, investor relations and market consulting and in other professional fees. While not factored into the Company’s cash burn, the Company continuously seeks additional sources of funds through debt and equity offerings to fund future development projects and strategic initiatives, each of which, management has the ability to accelerate or curtail based upon available funding.

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

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017 and as of March 31, 2018 and December 31, 2017

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

Product and Services Revenue Recognition — The Company’s significant accounting policies are described in "Note 2: Summary of Significant Accounting Policies" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The Company’s significant accounting policy relating to revenue recognition reflects the impact of the adoption of ASC 606, defined below, implemented on January 1, 2018. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), which require that we:

1. Identify the contract with a customer;

2. Identify the performance obligations in the contract;

3. Determine the transaction price of the contract;

4. Allocate the transaction price to the performance obligations in the contract;

5. Recognize revenue when the performance obligations are met or delivered.

Product sales are on terms which transfer title and risk of loss at a specified location, which may be the Company’s warehouse, a destination designated by the customer, port of loading or port of discharge, depending on the final destination of the goods. Other than standard product warranty provisions, the Company’s sales arrangements provide for no other post-shipment obligations.

Rental, service and maintenance revenues relating to the Company’s rental agreements involve providing use of the Company’s digesters at customer locations, access to our software as a service and preventative maintenance over the term. The agreements generally provide for flat monthly payments that the Company believes are consistent with our costs and obligations underlying the agreements.

Management advisory fees are based upon the passage of time and do not have any measurable performance measures that would require the Company to recognize revenues and costs other than on a passage of time and as incurred basis.

The adoption of Topic 606 did not have a material impact on the timing or amounts of revenue recognized in the Company’s unaudited condensed consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the three months ended March 31, 2018. Furthermore, the Company expects the impact of the adoption of the new standard to be immaterial to our revenue and gross profit on an ongoing basis. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017 and as of March 31, 2018 and December 31, 2017

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

Note 3. Accounts Receivable, net

Accounts receivable consists of the following:

	March 31,	December 31,
	2018	2017
Accounts receivable	$453,534	$408,693
Less: allowance for doubtful accounts receivable	(144,302)	(134,288)
	$309,232	$274,405

Note 4. Inventory

Inventory, comprised of finished goods and parts or assemblies, consist of the following:

	March 31,	December 31,
	2018	2017
Equipment	$219,592	$139,939
Parts and assemblies	303,388	192,162
	$522,980	$332,101

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017 and as of March 31, 2018 and December 31, 2017

Note 5. Equipment on Operating Leases, net

Equipment on operating leases consist of the following:

	March 31,	December 31,
	2018	2017
Leased equipment	$2,624,973	$2,558,423
Less: accumulated depreciation	(1,076,797)	(1,107,279)
	$1,548,176	$1,451,144

During the three months ended March 31, 2018 and 2017, depreciation expense included in cost of revenue, amounted to $85,044 and $74,580, respectively.

The Company is a lessor of Revolution and Eco Safe Series digester units under non-cancellable operating lease agreements expiring through February 2023. During the three months ended March 31, 2018 and 2017, revenue under the agreements, which is included in rental, service and maintenance revenue, amounted to $287,628 and $202,465, respectively. The minimum future estimated contractual payments to be received under these leases as of March 31, 2018 is as follows:

Year ending December 31,
2018 (remaining)	$780,621
2019	842,179
2020	658,731
2021	399,641
2022 and thereafter	184,694
Total minimum lease income as of March 31, 2018	$2,865,866

Total minimum lease income as of December 31, 2017	$2,782,755

Note 6. Equipment, Fixtures and Vehicles, net

Equipment, fixtures and vehicles consist of the following:

	March 31,	December 31,
	2018	2017
Computer software and hardware	$103,943	$102,195
Furniture and fixtures	48,196	48,196
Vehicles	71,918	71,918
	224,057	222,309
Less: accumulated depreciation and amortization	(166,989)	(158,800)
	$57,068	$63,509

During the three months ended March 31, 2018 and 2017, depreciation expense amounted to $8,166 and $5,274, respectively.

Note 7. Investments in Unconsolidated Entities

Entsorga West Virginia LLC - Effective January 1, 2017, subject to approval by the EWV bond trustee, which was granted on March 20, 2017, the Company executed several agreements to acquire up to approximately a 40% interest in Entsorga West Virginia LLC (“EWV”) from the original investors at their original purchase price of $60,000 for each 1% of interest in EWV. The agreement provided for a required investment of $1,034,028, representing a 17.2% interest, with the remaining 23.1% being at the option of the Company. On March 21, 2017, the Company completed the required investment acquisition of $1,034,028 for a 17.2% interest, which is recognized utilizing the equity method of accounting.

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017 and as of March 31, 2018 and December 31, 2017

Summarized financial information for EWV is as follows:

December 31,
Balance Sheet	2017(a)
Current assets:
Cash	$4,518,628
Prepaid expenses	-
Non-current assets:
Restricted cash	9,251,120
Facility under development and construction	16,442,279
Total Assets	$30,212,027
Current liabilities:
Accrued expenses and other current liabilities	$1,042,309
Accrued interest payable	739,511
Non-current liabilities - Tax-exempt bonds, net of $1,467,985 of issuance costs	23,532,015
Membership equity	4,898,192
$30,212,027

Statement of Operations	Year Ended December 31, 2017
Revenue	$-
Operating expenses	286,504
Loss from operations	(286,504)
Interest expense	80,807
Net loss	$(367,311)
Net loss attributable to BioHiTech Global, Inc. (17.2%)	(63,178)
Less net losses previously recognized by BioHiTech Global, Inc. for the annual period	(17,765)
Loss recognized by BioHiTech Global, Inc. during the three months ended March 31, 2018	$(45,413)

(a.)	The Company utilizes a three-month lag in reporting its share of equity income or loss in EWV.

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

Gold Medal Group, LLC – On January 25, 2018, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) to acquire 9.2% of the outstanding membership units (the “Units”) of Gold Medal Group, LLC (“GM Group”), which is the owner of a traditional waste management entity. Pursuant to the Purchase Agreement, the Company acquired the Units from two unrelated parties in consideration $2,250,000 paid through the issuance of 500,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). The Purchase Agreement contains customary provisions, including representations, warranties, indemnities and “piggyback” registration rights, and closed upon the satisfaction of customary closing conditions. In addition to the Company’s Option Agreement to acquire additional units, should the other Unit holder invest additional funds into GM Group, without additional funds from the Company, the Company’s ownership interest may be diluted.

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017 and as of March 31, 2018 and December 31, 2017

Also, on January 25, 2018, the Company entered into a Letter Agreement (the “Option Agreement”) with GM Group. Pursuant to the Option Agreement, ENA may purchase up to 5,000,000 additional Units of GM Group at an aggregate purchase price of $5,000,000, provided that the Registrant’s Common Stock, if it is still publicly traded, is listed on a national exchange, which occurred on April 9, 2018 with the Company’s listing on The Nasdaq Capital Market.

The Company also entered into the Advisory Services Agreement (the “Advisory Agreement”) with Gold Medal Holdings, Inc. (“Holdings”). Pursuant to the Advisory Services Agreement, the Registrant will provide Holdings with advisory services relating to corporate development, strategic planning, operational and sales oversight and other general administrative and support services, as more particularly described within the Advisory Agreement. As consideration for providing these services, the Company, will be compensated with an annual advisory services fee equal to the greater of (i) $750,000 and (ii) 10% of Holdings’ annual ordinary earnings before interest, taxes, depreciation and amortization. The initial term of the Advisory Agreement is for one year. Fees relating to this contract are reported as revenue; related costs are included in operating expenses.

As a result of its investment in GM Group and the Advisory Agreement, the Company has determined that it has the ability to exercise significant influence, but not control, over operating and financial policies of the investee, accordingly, the investment is carried utilizing the equity method of accounting, which will be applied utilizing a three-month lag in reporting periods. As a result, Company’s proportionate share of net income or loss will first be included in the Company’s consolidated operations as earning or loss from unconsolidated affiliates during the quarter ended June 30, 2018.

Note 8. MBT Facility Development and License Costs

MBT Facility Development Costs - On March 1, 2017 the Town Counsel of New Windsor, NY approved, the sale of 12 acres of property to the Company for the development of a Mechanical Biological Treatment (“MBT”) facility, for which the agreement was executed on April 10, 2017. The purchase price of the property is $1,092,000, subject to reduction for option payments made by the Company in the monthly amount of $3,500 for the first 12 months and $6,000 per month for the following 12 months, until the closing. The purchase of the property is contingent upon the Company obtaining: necessary permits to allow construction of a Mechanical Biological Treatment (“MBT”) facility; approvals from state and local authorities; financing for the construction of the MBT facility; contracts for offtake of solid recovered fuel; and the satisfaction of the Company’s due diligence investigation of the property. The contract also contains customary representations warranties and covenants of the parties for like transactions.

The capitalized costs related to the New Windsor, NY site is as follows:

	March 31,	December 31,
	2018	2017
Land acquisition	$54,000	$48,000
Legal	12,771	10,371
Survey and engineering	230,559	146,195
Total	$297,330	$204,566

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017 and as of March 31, 2018 and December 31, 2017

License Costs - On November 1, 2017, BioHiTech Global, Inc. and its wholly-owned subsidiary E.N.A. Renewables LLC, entered into a Technology License Agreement (the “License Agreement”) with Entsorgafin S.p.A. (“Entsorga”) whereby the Company acquired a license for the design, development construction, installation and operation of a High Efficiency Biological Treatment (“HEBioT”) renewable waste facility with a capacity of 165,000 tons per year. The patented HEBioT technology converts mixed municipal and organic waste to a US Environmental Protection Agency recognized alternative fuel source.

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

Note 9. Risk Concentrations

The Company operates as a single segment on a worldwide basis through its subsidiaries, resellers and independent sales agents. Gross revenues and net non-current tangible assets on a domestic and international basis is as follows:

	United States	International	Total
2018:
Revenue, for the three months ended March 31, 2018	$572,384	$73,342	$645,726
Non-current tangible assets, as of March 31, 2018	1,384,773	233,971	1,618,744

2017:
Revenue, for the three months ended March 31, 2017	$382,245	$208,435	$590,680
Non-current tangible assets, as of December 31, 2017	1,349,461	188,692	1,538,153

Credit risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institutions. At times, the Company’s cash may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) in the USA and the Financial Conduct Authority (“FCA”) in the UK insurance limits. During the periods presented, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Major customers — During the three months ended March 31, 2018, one customer represented at least 10% of revenues, accounting for 22% (Gold Medal Holdings, Inc., an unconsolidated affiliate) of revenues. During the three months ended March 31, 2017, two customers represented at least 10% of revenues, accounting for 14% and 12% of revenues.

As of March 31, 2018, no customers represented at least 10% of accounts receivable. As of December 31, 2017, no customers represented at least 10% of accounts receivable.

Vendor concentration — During the three months ended March 31, 2018, two vendors represented at least 10% of costs of revenue, accounting for 37% and 16% of the combined cost of revenues and change in inventory. During the three months ended March 31, 2017, two vendors represented at least 10% of costs of revenue, accounting for 30% and 12% of the combined cost of revenues and change in inventory.

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017 and as of March 31, 2018 and December 31, 2017

As of March 31, 2018, two vendors represented at least 10% of accounts payable, accounting for 21% (a 1.3% shareholder) and 13% of accounts payable. As of December 31, 2017, three vendors represented at least 10% of accounts payable, accounting for 19% (BioHiTech International, Inc., a related party), 19% and 18% (a 1.3% shareholder) of accounts payable.

Note 10. Related Party Transactions

Related parties include Directors, Senior Management Officers, and shareholders, plus their immediate family, who own a 5% or greater ownership interest at the time of a transaction. The table below presents the face amount of direct related party assets and liabilities and other transactions or conditions as of or during the periods indicated.

		March 31,	December 31,
		2018	2017
Assets:
Intangible assets, net	(a)	$151,583	$174,133
Liabilities:
Accounts payable		137,981	298,942
Accrued interest payable		199,328	9,536
Long term accrued interest		1,490,060	1,545,146
Notes payable		-	275,000
Advance from related party	(b)	-	544,777
Junior promissory note	(c)	908,654	-
Promissory note - related parties	(d)	-	4,500,000
Series A - Unsecured subordinated convertible notes	(e)	-	2,250,000
Series B - Unsecured subordinated convertible notes	(f)	1,750,000	1,750,000
Series C - Subordinated secured convertible notes	(g)	450,000	450,000
Series D - Unsecured subordinated convertible notes	(h)	325,000	325,000
Series V - Unsecured subordinated convertible notes	(i)	300,000	300,000
Other:
Line of credit guarantee	(j)	1,000,000	2,463,736

The table below presents direct related party expenses or transactions for the periods indicated. Compensation and related costs for employees of the Company are excluded from the table below.

		Three Months Ended March 31,
		2018	2017
Management advisory fees	(k)	$139,383	$-
Consulting revenue	(l)	29,925	27,055
S, G & A - Rent expense	(m)	13,445	13,246
Cost of revenues – Rent expense	(m)	10,973	10,810
S, G & A - Consulting expense	(a)	50,000	50,000
Interest expense		144,242	203,346
Debt guarantee fees	(j)	20,833	-
Cost of revenue, inventory or equipment on operating leases acquired	(a and n)	5,707	53,937

(a)	Distribution Agreement - BioHiTech has an exclusive license and distribution agreement (the “License Agreement”) with BioHiTech International, Inc. (“BHT-I”), a company owned by James Koh, a BioHiTech shareholder and other unrelated parties. The License Agreement provides distribution rights to the Eco-Safe Digester through December 31, 2023 (unless extended by mutual agreement) and for annual payments to Mr. Koh in the amount of $200,000 for the term of the License Agreement and a 2.5% additional commission on all sales closed by Mr. Koh.

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017 and as of March 31, 2018 and December 31, 2017

(b)	Advance from Related Party - The Company’s Chief Executive Officer (the “Officer”) has advanced the Company funds for operating and capital purposes. The advances bear interest at 13% and are unsecured and due on demand. There are no financial covenants related to this advance and there are no formal commitments to extend any further advances. On February 2, 2018 the advances were part of an exchange that resulted in the issuance of Series C preferred stock, warrants and a new junior promissory note, see (c) below.

(c)	Junior Promissory Note - On February 2, 2018, the Company entered into a Securities Exchange and Note Purchase Agreement (the “Exchange Agreement”) with Frank E. Celli, the Company’s Chief Executive Officer, whereby Celli exchanged $4,500,000 in a note receivable from the Company and $544,777 in advances made to the Company for $4,000,000 of the Registrant’s Series C Convertible Preferred Stock, par value $0.0001 (the Series C Preferred Stock”) and a junior promissory note (the “Junior Note”). The Junior Note, which is subordinated to the senior secured note, is not convertible, accrues interest at the rate of 10.25% per annum and matures on February 2, 2024.

(d)	Promissory Note - Related Party –On June 25, 2014, the Company initially entered into a secured promissory note with the Company’s Chief Executive Officer in the aggregate amount of $1,000,000 (the “Promissory Note”). This note has been amended effective July 31, 2015, January 1, 2016 and February 1, 2017. The amended note, which had an outstanding balance of $4,500,000 as of December 31, 2017 and on the date of conversion, was converted into a series of the Company’s preferred stock on February 2, 2018
(e)	Series A Unsecured Subordinated Convertible Notes and Warrants - In connection with the Company’s issuance of unsecured subordinated convertible notes and warrants in 2016, as further disclosed in Note 11, certain related parties participated in such offering. In accordance with the terms of the notes, all of the outstanding balances were converted into the Company’s common stock on February 10, 2018 at $2.75 per share.
(f)	Series B Unsecured Subordinated Convertible Notes and Warrants - In connection with the Company’s issuance of unsecured subordinated convertible notes and warrants in 2016, as further disclosed in Note 11, certain related parties participated in such offering. Subsequent to March 31, 2018, as a result of the Company’s listing on Nasdaq, all of outstanding balances were converted into the Company’s common stock on April 9, 2018 at $2.75 per share.
(g)	Series C – Subordinated secured convertible notes - In connection with the Company’s issuance of subordinated secured convertible notes and warrants in 2017, as further disclosed in Note 11, certain related parties participated in such offering. Subsequent to March 31, 2018, as a result of the Company’s listing on Nasdaq, all of outstanding balances were converted into the Company’s common stock on April 9, 2018 at $2.75 per share.
(h)	Series D - Unsecured subordinated convertible notes - In connection with the Company’s issuance of unsecured subordinated convertible notes and warrants in 2016, as further disclosed in Note 11, certain related parties participated in such offering. Subsequent to March 31, 2018, as a result of the Company’s listing on Nasdaq, all of outstanding balances were converted into the Company’s common stock on April 9, 2018 at $2.75 per share.
(i)	Series V Unsecured Subordinated Convertible Notes - In connection with the Company’s issuance of unsecured subordinated convertible notes in 2016, as further disclosed in Note 11, BioHiTech International, see note a, above, exchanged $300,000 in accounts payable by the Company for a $300,000 note. Subsequent to March 31, 2018, as a result of the Company’s listing on Nasdaq, all of outstanding balances were converted into the Company’s common stock on April 9, 2018 at $2.75 per share.
(j)	Line of Credit - Under the terms of the line of credit, several related parties have personally guaranteed the line and are contingently liable should the Company not meet its obligations under the line. In connection with the new line of credit entered into on February 2, 2018, the Chief Executive Officer and a Director have provided a guarantee of the line of credit in exchange for a fee representing 4.5% of the debt.
(k)	Management Advisory Fees - The Company provides management advisory services to Gold Medal Holdings, Inc., an entity that the Company accounts for as an equity investment effective February 2018.
(l)	Consulting Revenue - The Company provides environmental and project consulting to Entsorga West Virginia LLC, an entity that the Company accounts for as an equity investment effective March 2017.

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017 and as of March 31, 2018 and December 31, 2017

(m)	Facility Lease - The Company leases its corporate headquarters and warehouse space from BioHiTech Realty LLC, a company owned by two stockholders of the Company, one of whom is the Chief Executive Officer. The lease expires in 2020, with a renewal option for an additional five-year period. Minimum lease payments as of March 31, 2018 under these operating leases are:

Year ending December 31,
2018 (Remaining)	$74,107
2019	100,003
2020	41,926
Total	$216,036

(n)	Inventory Acquisition – During the three months ended March 2018 and 2017 the Company acquired certain sub-assemblies for final assembly by the Company from a company controlled by a 1.3% shareholder of BioHiTech that is not included in the summary above.

Note 11. Line of Credit, Notes Payable, Advance, Promissory Note, Convertible Promissory Notes and Long-Term Debt

Notes, lines, advances and long-term debts are comprised of the following:

	March 31, 2018		December 31, 2017
	Total	Related Party	Total	Related Party
Line of credit	$974,844	$-	$2,463,736	$-
Unsecured subordinated convertible notes:
Series A	-	-	3,393,116	2,250,000
Series B	1,889,786	1,750,000	1,885,955	1,750,000
Series D	1,800,000	325,000	1,994,748	325,000
Series V	425,000	300,000	425,000	300,000
Series C – Subordinated secured convertible notes	1,116,762	450,000	1,021,916	450,000
Convertible note	-	-	103,885	-
Senior secured promissory note	3,627,109	-	-	-
Junior note payable	908,654	908,654	-	-
Promissory note - related party	-	-	4,500,000	4,500,000
Notes payable	100,000	-	375,000	275,000
Advances	-	-	544,777	544,777
Long term debt - other, current and long-term portion	28,651	-	30,845	-

Line of Credit — In a series of transactions, on February 2, 2018, in connection with its $5,000,000 gross proceeds financing with Michaelson Capital Special Finance Fund II, L.P., the Company utilized a portion of the proceeds to pay off, in-full, and close out an existing line of credit with Comerica Bank (“Comerica”) that was payable and secured by the assets of the Company’s subsidiary, BioHiTech America, LLC. Also, in connection with and in accordance with the MCSFF financing, on February 2, 2018, the Company’s subsidiary, BHT Financial, LLC (“BHTF”) entered into a new Credit Agreement (the “Credit Agreement”) and a Master Revolving Note (the “Note”) with Comerica that provides for a facility of up to $1,000,000, secured by the assets of BHTF. The Note line does not have any financial covenants, carries interest at the rate of 3%, plus either the Comerica prime rate or a LIBOR-based rate, (5.88% as of March 31, 2018) and matures on January 1, 2020. The line of credit is secured by the assets of BHTF and is personally guaranteed by the Company’s Chief Executive Officer, Frank E. Celli and James C Chambers, a director.

As of March 31, 2018, the $1,000,000 balance outstanding is presented net of $26,000 in gross costs associated with the financing, net of $844 in amortization calculated on the effective interest method, which is included in interest expense.

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017 and as of March 31, 2018 and December 31, 2017

Michaelson Senior Secured Term Promissory Financing – On February 2, 2018, the Company and several of the Company’s wholly-owned subsidiaries entered into and consummated a Note Purchase and Security Agreement (the “Purchase Agreement”) with Michaelson Capital Special Finance Fund II, L.P. (“ MCSFF ”) to issue a senior secured term promissory note in the principal amount of Five Million Dollars ($5,000,000) (the “Note”). The Note is not convertible and accrues interest at the rate of 10.25% per annum. The Note is to be repaid in eight, equal, quarterly installments of Six Hundred Twenty Five Thousand Dollars ($625,000) commencing on March 15, 2021 and ending February 2, 2023 (the “Maturity Date”). Additionally, the Note is secured by a general security interest in all of the Company’s assets as well all of the assets of the Company’s subsidiaries. Further, the Company’s Chief Executive Officer, guaranteed a portion of the Registrant’s obligations to MCSFF. In connection with the issuance of the Note, the Company issued MCSFF 320,000 shares of the Registrant’s common stock, par value $0.0001 per share. The Purchase Agreement contains customary provisions, including representations, warranties, indemnities and “piggyback” registration rights, and closed upon the satisfaction of customary closing conditions. As of March 31, 2018, the carrying balance of the note is comprised of $5,000,000 face, less $1,212,121 allocated to the common stock issued, less associated amortization of $40,800 on the stock discount, less deferred financing costs of $211,187, less $9,618 of associated deferred financing cost amortization. All amortization is computed on the interest method and included in interest expense.

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

In accordance with the terms of the notes, on the maturity date of February 10, 2018, the entire $3,400,000 in notes were converted into shares of the Company’s common stock at a price per share of $2.75. At the time of issuance, the warrants did not meet the definition of a derivative and therefore the warrants were not recorded as a derivative liability. As a result of the mandatory conversion the number of warrant shares and exercise price became fixed. The warrants for 1,236,369 shares of common stock were valued utilizing the Black-Scholes modelling technique utilizing stock prices of $4.90 on the dates of the debt conversion, an exercise price of $3.30, a standard deviation (volatility) of 40.79%, a risk-free interest rate of 3.07% with a term equal to the remaining term of the initial 5-year warrants. The model includes subjective input assumptions that can materially affect the fair value estimates. The total value of the warrants amounted to $2,812,989, which has been recognized as other interest expense and as additional paid in capital. In addition to the 1,236,369 shares of common stock issued in the conversion, under the agreements, the Company exercised its rights to pay all $523,788 in accrued interest on the notes with shares of common stock based on the market price of the shares on the day prior to the conversion, which resulted in the issuance of 104,889 shares of common stock.

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

As of March 31, 2018 and December 31, 2017, the balance of the outstanding notes amounted to $1,900,000 and is presented net of unamortized deferred offering costs of $10,214 and $14,045, respectively, resulting from deferred offering costs of $30,643 less $20,429 and $16,598 of accumulated amortization, respectively. These costs are being amortized as a component of interest expenses over the original 24-month terms of the notes, unless there is an early maturity. Interest expense on the notes is due at the maturity of the notes, in cash or common stock at the Company’s option, and has been presented as a non-current liability as the Company intends on paying in its common stock.

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017 and as of March 31, 2018 and December 31, 2017

The notes have been presented as a non-current liability, as they are only payable in the Company’s common stock. In accordance with the terms of the agreements, as a result of the Company’s listing on Nasdaq on April 9, 2018, all of the notes were converted into common stock subsequent to March 31, 2018.

Series D Subordinated Convertible Promissory Notes — During the third quarter of 2017, the Company entered into a series of Securities Purchase Agreements (the “Purchase Agreement”) with accredited investors (the “Investors”), pursuant to which the Company agreed to sell and the Investors agreed to purchase units (the “Units”) in the aggregate offering amount of $2,000,000. Units aggregating $325,000 were with related parties.

As of March 31, 2018 and December 31, 2017, the balance of the outstanding notes amounted to $1,800,000 and $2,000,000. The December 31, 2017 balance is presented net of unamortized deferred offering costs of $5,252 resulting from deferred offering costs of $7,000 less $1,748 of accumulated amortization. These costs were being amortized as a component of interest expenses over the original 24-month terms of the notes, unless there is an early maturity. During 2018, the holder of $200,000 of the notes optionally converted their debt into common stock. All of the deferred offering costs related to this investor, accordingly the remaining costs were expensed as interest. Interest expense on the notes is due at the maturity of the notes, in cash or common stock at the Company’s option, and has been presented as a non-current liability as the Company intends on paying in its common stock.

The notes have been presented as a non-current liability, as they are only payable in the Company’s common stock. In accordance with the terms of the agreements, as a result of the Company’s listing on Nasdaq on April 9, 2018, all of the notes were converted into common stock subsequent to March 31, 2018.

Series V Subordinated Convertible Promissory Notes — During 2016, the Company entered into a series of convertible promissory notes.

The notes have been presented as a non-current liability, as they are only payable in the Company’s common stock. In accordance with the terms of the agreements, as a result of the Company’s listing on Nasdaq on April 9, 2018, all of the notes were converted into common stock subsequent to March 31, 2018.

Series C – Subordinated secured convertible notes — From May 24, 2017 through August 11, 2017, the Company entered into a series of Securities Purchase Agreements (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to sell, and the Investors agreed to purchase units (the “Units”) in the aggregate offering amount of $1,250,000.

On February 2, 2018, in connection with and as a condition precedent to the closing of the MCSFF Financing, all of the holders of the Company’s Series C agreed to amend the Series C notes to change the maturity date from May 24, 2018 to May 24, 2019. The Series C notes were also amended to provide for a mandatory conversion of the outstanding and unpaid principal amount of the Series C notes upon the Company’s listing on the Nasdaq stock market or the NYSE American into shares of the Company’s common stock. In consideration for the amendment, the Registrant issued the Holders additional warrants (the “Warrants”) to purchase a number of shares of Common Stock equal to 10% of the number of shares such Series C Note is convertible into at an exercise price of $4.50 per share of Common Stock and expiring in five (5) years. The warrants for 45,459 shares of common stock were valued utilizing the Black-Scholes modelling technique utilizing stock prices of $4.95, an exercise price of $4.50, a standard deviation (volatility) of 40.5%, a risk-free interest rate of 2.95% with a term of 5 years. The resulting $96,446 value has been recognized as other interest expense and as additional paid in capital.

As of March 31, 2018 and December 31, 2017, the Notes reflect: face amount of $1,250,000, net of original issue discount of $125,000, bifurcated warrants of $151,584, bifurcated beneficial conversion feature of $138,240, net of amortization of discounts of $281,285 and $186,740, respectively. The original warrants for 208,334 shares of common stock were valued utilizing the Monte Carlo modelling technique utilizing stock prices of $3.05 to $7.50 on the dates of the grant, an exercise price of $3.75, a standard deviation (volatility) of 31.1% to 33.2% based on the date of issue, a risk-free interest rate of 2.62% to 2.79% based on the date of issue with a term of 5 years. The model includes subjective input assumptions that can materially affect the fair value estimates. Conversion options are recorded as debt discounts and are amortized as interest expense over the life of the underlying debt instrument.

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017 and as of March 31, 2018 and December 31, 2017

In accordance with the amended terms of the agreements, as a result of the Company’s listing on Nasdaq on April 9, 2018, all of the notes were converted into common stock subsequent to March 31, 2018.

Convertible Note — Effective March 30, 2017 the Company entered into a Securities Purchase Agreement, a Convertible Note with a maximum funding amount of $550,000 and Warrants with Vista Capital Investments LLC (“Vista”), of which $220,000 was funded. The funding which would have matured on October 31, 2017 was converted prior to maturity. During the first quarter of 2018, the funding maturing on January 26, 2018 was converted prior to maturity.

During the third quarter of 2017, the holder exercised 24,750 warrants in a cashless exercise, resulting in the issuance of 14,093 shares of common stock.

As of March 31, 2018, the holder has warrants outstanding that provide for the acquisition of up to 24,750 shares of common stock at $4.00 per share and expire in five years from the date of issuance (June 26, 2022).

Notes Payable — During the year ended December 31, 2015, the Company entered into two unsecured promissory notes that have been amended during 2016 and 2017, which do not contain any financial covenants. As of December 31, 2017, the notes each had a remaining balance outstanding of $100,000 and $275,000 with interest at the rate of 10.0% and each mature on January 1, 2020.

On March 23, 2018, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Frank J. Celli, the father of the Company’s Chief Executive Officer, whereby Celli exchanged $275,000 in a note receivable, above, for $275,000 of the Registrant’s Series C Convertible Preferred Stock, par value $0.0001 (the Series C Preferred Stock”). The Series C Preferred Stock has a stated value of $10.00 per share and is convertible, at the holder’s option, into the Registrant’s common stock, par $0.0001, at a conversion price of $4.75 per share. The Series C Preferred Stock is non-redeemable, has voting rights together with the common stock, par $0.0001, at the rate of 4 votes to 1 and accrues dividends at 10.25% of the stated value outstanding. In connection with this transaction, the Registrant also issued Celli warrants to purchase 28,948 shares of Common Stock, exercisable at $5.50 per share which expire in five (5) years. The warrants for 28,948 shares of common stock were valued utilizing the Black-Scholes modelling technique utilizing stock prices of $4.05, an exercise price of $5.50, a standard deviation (volatility) of 41.8%, a risk-free interest rate of 2.9% with a term of 5 years. The resulting $36,128 value has been recognized as additional paid in capital.

Long Term Debt — Represents two loans collateralized by vehicles with interest ranging from 1.9% to 4.99%, each with amortizing principal payment requirements through 2020 and 2022, respectively.

Maturities of Non-Current Promissory Note, Long Term Debt and Unsecured Subordinated Convertible Notes — as of March 31, 2018, excluding discounts and deferred finance costs, which are being amortized as interest expense, are as follow:

Year Ending December 31,	Amortizing	Non- Amortizing	Convertible into Common Stock*	Total
2018 (Remaining)	$6,682	$1,000,000	$2,325,000	$3,331,682
2019	9,165	-	3,050,000	3,059,165
2020	4,604	100,000	-	104,604
2021	4,380	2,500,000	-	2,504,380
2022 and thereafter	3,820	3,544,477	-	3,548,297
Total	$28,651	$7,144,477	$5,375,000	$12,548,128

* Certain notes are subject to maturities based upon the listing of the Company’s common stock on a national market. In accordance with the terms of agreements, as a result of the Company’s listing on Nasdaq on April 9, 2018, all of the notes were converted into common stock subsequent to March 31, 2018 and have been presented as maturing in 2018.

Interest Expense — All interest on the Company’s various debts are recognized as interest expense in the accompanying consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017 and as of March 31, 2018 and December 31, 2017

Note 12. Revision of Shareholders’ Equity in Financial Statements

During the preparation of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, the Company determined that it had incorrectly recorded beneficial conversion features associated with the Company’s Series A Redeemable Convertible Preferred Stock (the “Sr. A Preferred Stock”) as of December 31, 2017. The error resulted in an understatement of additional paid in capital and over statement of the Sr. A Preferred Stock. The Company assessed the materiality of the misstatement in accordance with Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections, SEC Staff Accounting Bulletins No. 99, Materiality, and No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and concluded that the misstatement was not material to the Company’s consolidated financial position for the prior periods and that amendments of previously filed reports were not required. However, the Company determined that the impact of the corrections would be too significant to record in the first quarter of fiscal 2018. As such, the revision for the correction is reflected in the balance sheet as of December 31, 2017 within the financial information in this Quarterly Report on Form 10-Q. Disclosure of the revised amounts will also be reflected in future filings containing the applicable periods.

The effect of the revision on line items within the Company’s condensed consolidated balance sheet as of December 31, 2017 was as follows:

	As Previously Reported	Adjustment	As Revised
Series A redeemable convertible preferred stock	$1,095,577	$(472,294)	$623,283
Additional paid in capital	17,280,696	472,294	17,752,990
Total Stockholders’ (Deficit)	(11,489,018)	472,294	(11,016,724)

The error did not have a material impact on the Company’s results of operations or cash flows in the prior period and, accordingly, no revision was made thereto.

Note 13. Equity Transactions

The Company has had the following equity related transactions during the three months ended March 31, 2018:

Series A Redeemable Convertible Preferred Stock — As of March 31, 2018 and December 31, 2017, the Series A Preferred Stock reflect: stated amount of $1,666,999, net of original issue discount of $166,699, bifurcated warrants of $403,630, bifurcated beneficial conversion feature of $535,630, net of amortization of discounts of $200,900 and $86,658, respectively. In addition, the Series A Preferred Stock is presented net of deferred issuance costs, $30,000 incurred, net of amortization of $10,969 and $5,586, respectively. Amortization of discounts and deferred issuance costs are reflected as interest expense.

On March 30, 2018, the Company and holders of the Series A Convertible Preferred Stock (“Series A Preferred”) amended and restated to provide the holders with the option to redeem their shares anytime following the first anniversary if the Company consummates an equity financing in an amount equal to the stated value of the Series A Preferred, plus any and all accrued dividends. The holder’s option to redeem the Series A Preferred after January 1, 2019 was removed. In addition, the dividend on the Series A Preferred was amended to nine percent (9%), the first dividend payment date was amended to June 30, 2018 and the Stated Value of the Series A Preferred was reduced to $4.50. In addition, the Company agreed to issue the holders, within 5 business days after the first day of trading of the Company’s common stock on an Eligible Market, warrants to purchase up to 180,000 shares of Common Stock at an exercise price of $5.00 per share and expiring in four (4) years on a pro-rata basis to the holders of record of the Series A Preferred Shares at the time of such issuance. The warrants for 180,000 shares of common stock were valued utilizing the Black-Scholes modelling technique utilizing stock prices of $4.05, an exercise price of $5.00, a standard deviation (volatility) of 41.8%, a risk-free interest rate of 2.9% with a term of 4 years. The resulting $246,319 value has been recognized as other interest expense and additional paid in capital.

Series B Convertible Preferred Stock — From January 1, 2018 through March 30, 2018 the Company entered into a series of Purchase Agreements with certain accredited Investors, pursuant to which the Company agreed to sell and the Investors agreed to purchase, in the Offering, an aggregate of 268,333 shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Shares”) at the price of $5.00 per Series B Preferred Share and warrants (the “Warrants”) that are exercisable for five years to purchase 149,074 shares of common stock, par value $0.0001 per share (the “Common Stock”) at an exercise price of $5.00 per share, for an aggregate offering amount of $1,341,665.

Due to the lack of redemption features and the presence of mandatory conversion features, the Series B Preferred stock is presented as a component of shareholders’ equity.

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017 and as of March 31, 2018 and December 31, 2017

The warrants issued in 2018 for 149,074 shares of common stock were valued utilizing the Monte Carlo modelling technique utilizing stock prices of $4.05 to $4.31 on the dates of the grants, an exercise price of $5.00, a standard deviation (volatility) of from 41.1 to 41.8%, a risk-free interest rate of 2.91% to 3.14% based on the date of issue, with a term of 5 years. The model includes subjective input assumptions that can materially affect the fair value estimates. Conversion options are recorded as instrument discounts and are not being amortized due to the mandatory conversion features.

Series C Convertible Preferred Stock — The Series C Preferred Stock has a stated value of $10.00 per share and is convertible, at the holder’s option, into the Registrant’s common stock, par $0.0001, at a conversion price of $4.75 per share. The Series C Preferred Stock is non-redeemable, has voting rights together with the common stock, par $0.0001, at the rate of 4 votes to 1 and accrues dividends at 10.25% of the stated value outstanding. As of March 31, 2018, the Series C Preferred Stock is comprised of $4,275,000 face value, less $692,106 warrant valuation and beneficial conversion features of $668,575 reflected in additional paid in capital.

On February 2, 2018, in connection with and as a condition precedent to the closing of the MCSFF Note, the Company entered into a Securities Exchange and Note Purchase Agreement (the “Exchange Agreement”) with Frank E. Celli, the Company’s Chief Executive Officer, whereby Celli exchanged $4,500,000 in a note receivable and $544,777 in advances made to the Company for $4,000,000 of the Company’s Series C Preferred Stock and a junior promissory note (the “Junior Note”). The Junior Note, which is subordinated to the MCSFF Note, is not convertible, accrues interest at the rate of 10.25% per annum and matures on February 2, 2024. In connection with this transaction, the Registrant also issued Celli warrants to purchase 421,053 shares of Common Stock, exercisable at $5.50 per share which expire in five (5) years. The warrants for 421,053 shares of common stock were valued utilizing the Black Scholes modelling technique utilizing stock price of $4.95, an exercise price of $5.50, a standard deviation (volatility) of 40.48%, a risk-free interest rate of 2.95% based on the date of issue, with a term of 5 year.

On March 23, 2018, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Frank J. Celli, the father of the Company’s Chief Executive Officer, whereby Frank J. Celli exchanged $275,000 in a note receivable from the Company for $275,000 of the Company’s Series C Preferred Stock. In connection with this transaction, the Registrant also issued Frank J. Celli warrants to purchase 28,948 shares of Common Stock, exercisable at $5.50 per share which expire in five (5) years. The warrants for 28,948 shares of common stock were valued utilizing the Black Scholes modelling technique utilizing stock price of $4.05, an exercise price of $5.50, a standard deviation (volatility) of 41.77%, a risk-free interest rate of 2.91% based on the date of issue, with a term of 5 year.

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

As a result of the maturity of the Series A unsecured subordinated convertible promissory notes on February 10, 2018, the contingency that had prevented the valuation of the warrants has been resolved, resulting in warrants to purchase 10,909 shares of common stock that have been valued at $25,133, which has been expensed as other interest during the first quarter of 2018 and credited to additional paid in capital

Barksdale Warrants — In connection with an Offering of BHTA in October 2013 of Class B Common Interests BHTA agreed to issue Barksdale Global Holdings, LLC (“Barksdale”) warrants to purchase a number of Class B Common Interests of BHTA, as now converted into Common Stock of the Company. The warrants were subsequently issued on June 30, 2015, whereby Barksdale was issued a warrant to purchase up to $140,000 of BHTA’s Class B Common Interests on or before the expiration date of June 30, 2020. The warrant is exercisable during the period commencing upon the consummation of the Company’s next successive equity raise in which the Company receives gross proceeds of a minimum of $5,000,000 (“Qualified Financing”). If the Company does not consummate a Qualified Financing prior to the expiration date, the warrant shall never be exercisable.

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

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017 and as of March 31, 2018 and December 31, 2017

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

	Three Months ended March 31,
	2018	2017
Stock options	$13,772	$18,094
Restricted stock units	63,868	69,931
	$77,640	$88,025

There were no grants or exercises of stock options during the three months ended March 31, 2018 and 2017. There were no awards or receipts of restricted stock unit shares during the three months ended March 31, 2018 and 2017.

2017 Executive Incentive Plan — At the Annual Shareholders Meeting on June 7, 2017 the shareholders approved the 2017 Executive Incentive Plan that allows for the granting of awards for up to 1,000,000 shares of the Company’s common stock. No grants under the plan through March 31, 2018.

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

Note 16. Operating Leases

The Company rents its headquarters and attached warehousing space from a related party (see Note 10) and their research and development office from an unrelated party under operating leases. The research and development office lease commenced in October 2015 and will expire in 2018, subject to one renewal option for an additional one-year period. The total future minimum lease payments under these leases as of March 31, 2018 is:

Year Ending December 31,
2018 (Remaining)	$85,564
2019	100,003
2020	41,926
Total	$227,493

Total rent expense under all operating leases amounted to $33,101 and $32,951 for the three months ended March 31, 2018 and 2017, respectively.

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017 and as of March 31, 2018 and December 31, 2017

Note 17. Supplemental Consolidated Statement of Cash Flows Information

Changes in non-cash operating assets and liabilities, as well as other supplemental cash flow disclosures, are as follows:

	Three Months Ended March 31,
	2018	2017
Changes in operating assets and liabilities:
Accounts and note receivable	$(93,127)	$(8,064)
Inventory	(350,162)	54,648
Prepaid expenses and other assets	3,091	(41,796)
Accounts payable	134,605	65,023
Accrued interest payable	192,073	245,718
Accrued expenses	(470,738)	65,027
Deferred revenue	2,596	20,370
Customer deposits	(29,738)	71,034
Net change in operating assets and liabilities	$(611,400)	$471,960

Supplementary cash flow information:
Cash paid during the year for:
Interest	$50,816	$26,602
Income taxes	-	-

Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Transfer of inventory to leased equipment	$164,380	$213,672
Common stock issued in settlement of accrued interest	523,788	-
Common stock issued in acquisition of Gold Medal Group, LLC	2,250,000	-
Conversion of notes into common stock	3,715,374	-
Conversion of advances from related party to promissory notes	-	1,213,027
In-Kind payments by investors for Series B convertible preferred stock	216,665	-
Exchange of related party notes payable and advances for Series C preferred stock, warrants and notes payable	4,275,000	-
Accrual of Series B and C preferred stock dividend	79,210	-
Accrual of Series A preferred stock	11,829	-

Note 18. Recent Accounting Pronouncements

During the three months ended March 31, 2018, the Company implemented the following recent accounting standards:

Revenue from Contracts with Customers — In April 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-10, “Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing” (Topic 606). The amendments clarify two aspects of ASU No. 2014-09, “Revenue from Contracts with Customers,” by providing (1) guidance for identifying performance obligations and (2) licensing implementation guidance. Public business entities should apply the guidance similar to Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  This standard has an effective date of January 1, 2018, and the Company used the modified retrospective implementation method, whereby a cumulative effect adjustment would have been recorded to retained earnings as of the date of initial application, if needed. In the initial implementation, the Company evaluated the terms, conditions and performance obligations under our existing contracts with customers and determined that a cumulative adjustment to retained earnings was not necessary, and that the new standard has not had a material impact on its financial condition, results of operations or cash flows.

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017 and as of March 31, 2018 and December 31, 2017

The Company has not yet implemented the following recent accounting standards:

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

Gold Medal Group, LLC Follow-on Acquisition - On April 2, 2018 the co-investor with the Company in Gold Medal Group, Inc. funded a follow-on acquisition of a traditional waste management company that the Company did not participate in. This additional funding by the co-investor diluted the Company’s overall ownership interest to 3.1%. The acquired traditional waste management company will fall under the advisory services agreement between the Company and Gold Medal Holdings, Inc.

Listing of Common Stock on Nasdaq Capital Market - On April 4, 2018 the Company was approved by Nasdaq to list its common stock on the Nasdaq Capital Market and commenced trading on April 9, 2018. As a result of trading on the Nasdaq Capital Market, certain financial instruments of the Company mandatorily converted to 2,430,497 shares of the Company’s common stock in accordance with the pricing provided by the instruments. These financial instruments include:

•	Series B unsecured subordinated convertible promissory notes with a face amount outstanding at March 31, 2018 of $1,900,000.
•	Series C subordinated secured convertible notes with a face amount outstanding at March 31, 2018 of $1,250,000.
•	Series D subordinated convertible promissory notes with a face amount outstanding at March 31, 2018 of $1,800,000.

•	Series V subordinated convertible promissory notes with a face amount outstanding at March 31, 2018 of $425,000.

•	Series B convertible preferred stock with a face amount outstanding at March 31, 2018 of $2,141,665.

In addition, the Company, as provided by the various agreements paid $409,645 in accrued interest and dividends with 95,293 shares of the Company’s common stock based on the closing market price on the day preceding the uplisting.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Form 10K, as filed with the United States Securities and Exchange Commission, or the SEC, on April 2, 2018.

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

Overview

On August 6, 2015, BioHiTech Global, Inc. (the “Company”) entered into and consummated an Agreement of Merger and Plan of Reorganization with Swift Start Corp. and a wholly-owned subsidiary of the Company and Bio Hi Tech America, LLC (“BHTA”), a Delaware limited liability company. Pursuant to the terms of the Merger Agreement, they were merged in a reverse business combination with BHTA surviving as a wholly-owned subsidiary of the Company.

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

On January 25, 2018, the Company made its initial investment in a traditional waste management and recycling company, with primary operations in the Southern New Jersey and Eastern Pennsylvania markets.

The combination of traditional waste and recycling collection, on-site digester and the facility based HEBioT technology results in a unique offering that provides a turn-key solution for customers seeking to achieve zero waste. The Company envisions use of its digesters for disposal of food waste at certain retail customer’s locations, with regional disposal services being directed to the Company’s HEBioT facilities. This cost-effective solution can result in less than 20% of each customer’s waste being directed to landfills, hence resulting in a near-zero footprint.

Results of operations for the three months ended March 31, 2018 compared to the three months ended March 31, 2017

Revenue by Type

The following table breaks down our revenue by type:

	Three Months Ended March 31,
	2018		2017
Rental, service and maintenance	$440,493	68%	$358,537	61%
Equipment sales	65,850	10%	232,143	39%
Management advisory fees	139,383	22%	-	-%
	$645,726	100%	$590,680	100%

Total revenue increased by $55,046, or 9.3%, from the three months ended March 31, 2017 to the three months ended March 31, 2018. The increase in Revenues was a result of a $81,956, or 22.9% increase in rental, service and maintenance revenue and a $139,383 increase in management advisory fees, which were new in 2018, offset in-part by a $166,293, or 71.6% decrease in equipment sales. The increase in rental, service and maintenance is primarily the result of a larger overall number of deployed units that has led to a 42.1% increase in our total rental revenues, which accounted for 65.3% of the category for the three months ended March 31, 2018, as compared to 56.5% for the three months ended March 31, 2017 and 51.2% of the overall category increase. This increase in rental, service and maintenance revenues was offset by a decrease of $166,293 in revenue derived from equipment sales reflecting the Company’s continued focus on the rental market and, to a lesser extent, a decrease reseller activity in certain international markets. The total number of digester units under lease as of March 31, 2018 in was 128, as compared to 84 digester units deployed as of March 31, 2017 and 91 units as of December 31, 2017, increases of 52.3% and 40.7%, respectively.

Management advisory fees reflect an agreement with Gold Medal Holdings, Inc., which the Company co-invested with Kinderhook Industries on January 25, 2018. The agreement provides that the Company will provide “C” level and other management services and environmental and safety related oversight, which the Company has utilized existing its existing management team to provide. The agreement provides for an annual fee of 10% of Gold Medal’s adjusted EBITDA with a minimum annual fee of $750,000.

Cost of Revenue

The following table breaks down our cost of revenue by type:

	Three Months Ended March 31,
	2018		2017
Rental, service and maintenance	$298,569	82%	$258,939	66%
Equipment sales	63,940	18%	132,491	34%
	$362,509	100%	$391,430	100%

Cost of revenue mainly consists the cost of acquiring digester units that are sold, and depreciation, warehousing, installation, maintenance, parts and shipping costs, as well as related salary and employee costs related to rental units. Total costs of revenue decreased by $28,921, or 7.4%%, from the three months ended March 31, 2017 to the three months ended March 31, 2018, primarily due to the change in mix of revenue between rental, service and maintenance and equipment sales which decreased by $68,551, or 51.7%, from the three months ended March 31, 2017 to the three months ended March 31, 2018.

Rental, service and maintenance costs of revenue increased by $39,630, or 15.3% (as compared to a 22.9% increase in rental, service and maintenance revenue) from the three months ended March 31, 2017 to the three months ended March 31, 2018. Included in the total costs were:

	Three Months Ended March 31,
	2018		2017
Labor related costs	$73,177	25%	$55,737	21%
Depreciation	85,044	28%	74,580	29%
Contracted services	57,432	19%	38,605	15%
Parts and maintenance supplies	82,916	28%	90,017	35%
	$298,569	100%	$258,939	100%

Labor related costs increased by $17,440, or 31.2%, from the three months ended March 31, 2017 to the three months ended March 31, 2018 primarily due to increased staffing to support the number of units in service. Depreciation increased 14.0% from the three months ended March 31, 2017 to the three months ended March 31, 2018, due to the increase in the number of units leased. Contracted services increased by $18,827, or 48.8%, from the three months ended March 31, 2017 to the three months ended March 31, 2018 primarily due to large national based contracts that require contractor utilization for areas not covered by the Company’s in-house staff. Parts and maintenance supplies decreased by $7,101 or 7.9% due the favorable serviceability of the new Revolution Series of digesters introduced in 2017.

Equipment sales cost of revenue decreased by $68,551, or 51.7%, from the three months ended March 31, 2017 to the three months ended March 31, 2018 due to an overall 71.6% decrease in equipment sales resulting from the Company’s emphasis on rental units and low re-seller demand.

Gross Profit and Margin

The following table breaks down our gross profit by type:

	Three Months Ended March 31,
	2018		2017
Rental, service and maintenance	$141,924	50%	$99,598	50%
Equipment sales	1,910	1%	99,652	50%
Management advisory fees	139,383	49%	-	-%
	$283,217	100%	$199,250	100%

The following table breaks down our gross margin by type:

	Three Months Ended March 31,
	2018	2017
Rental, service and maintenance	32.2%	27.8%
Equipment sales	2.9%	42.9%

Rental, service and maintenance gross margin improved from 27.8% for the three months ended March 31, 2017 to 32.2% for the three months ended March 31, 2018. This improvement was the result of changes in demand and improved utilization of fixed costs and semi-fixed costs.

Equipment sales gross margin decreased from 42.9% for the three months ended March 31, 2017 to 2.9% for the three months ended March 31, 2018. This decreased rate was primarily driven by an increase in the number of used units, which were the result of existing customers at lease-end upgrading to new leases on newer versions of our digesters, sold lower margins.

Management advisory fees margin was 100% as the Company is providing the services with its existing management team as part of our holistic management of the Company towards its strategic goal of significant reduction in waste in landfills. As the Company has not incurred any additional variable costs associated with the services, nor has the management of the Company been negatively impacted by these additional services, the Company does not allocate any costs to these services.

Operating expenses

The following table breaks down our operating expenses by type:

	Three Months Ended March 31,
	2018		2017
Selling, general and administrative	$1,091,572	68%	$1,064,629	55%
Research and development	201,556	12%	187,501	10%
Professional fees	286,862	18%	649,623	34%
Depreciation and amortization	30,716	2%	29,774	1%
Total	$1,610,706	100%	$1,931,527	100%

Total operating expenses decreased by $320,821, or 16.6% from three months ended March 31, 2017 to the three months ended March 31, 2018, primarily due to decreased professional fees.

Selling, general and administrative expenses increased by $26,943, or 2.5%, from three months ended March 31, 2017 to the three months ended March 31, 2018. The following table breaks down the major categories of selling, general and administrative expenses:

	Three Months Ended March 31,
	2018		2017
Personnel	$865,410	79%	$839,808	79%
Facility and office costs	111,689	10%	89,668	8%
Sales and marketing	102,977	10%	76,550	7%
Other	11,496	1%	58,603	6%
Total	$1,091,572	100%	$1,064,629	100%

Personnel related expenses increased by $25,602, or 3.1%, from three months ended March 31, 2017 to the three months ended March 31, 2018. This increase was driven by slight increases in headcount added during 2017. All other expenses increased by $1,341, or 0.6%, from three months ended March 31, 2017 to the three months ended March 31, 2018.

Research and development expenses increased by $14,055, or 7.5%, from three months ended March 31, 2017 to the three months ended March 31, 2018, primarily due to increased staff in the technology area.

Professional fees decreased by $362,761, or 55.8% from three months ended March 31, 2017 to the three months ended March 31, 2018. The following table breaks down the major categories of professional fees:

	Three Months Ended March 31,
	2018		2017
Legal	$107,264	37%	$26,474	4%
Marketing and communications	988	-%	11,050	2%
Investment banking, investor relations and market consulting	35,990	13%	531,767	82%
Audit and accounting services	142,620	50%	80,332	12%
Total	$286,862	100%	$649,623	100%

Professional fees expense decreased primarily due to a decrease of $495,777 in investor relations and market consulting offset in-part by a $143,079 increase in legal and audit and accounting that were driven by the level and complexity of the transactions occurring during the first quarter of 2018.

Other (expense) income

Other expense increased by $3,597,046 for the three months ended March 31, 2018 over the three months ended March 31, 2017. This increase is primarily driven by a $3,293,613 in interest expense driven by the valuation of warrants associated with the conversion of the Series A convertible notes, which were issued with 100% warrant coverage based upon the number and pricing of shares that the notes converted into. At the time of issuing the notes and warrants the conversion price and thus, the number and exercise price of warrants was not known at the time of raising debt, accordingly the warrants were valued upon conversion. The interest arising from this valuation is not a cash expense as it results in a corresponding increase in additional paid in capital. Interest expense on other debts increased by $258,020 due to the increase in debt. Other expense also increased due to an increase of $45,413 in the equity loss from Entsorga West Virginia, LLC, which has not commenced operations.

Income tax

For the three months ended March 31, 2018 and 2017 there was no net provision for income tax due to the losses incurred and management’s evaluation of the recovery of the tax asset resulting in net operating loss carry-forward.

The Tax Cuts & Jobs Act (“TCJA”) was enacted in December 2017. Among other things, the TCJA reduces the U.S. federal corporate tax rate from 35% to 21%. The result of the TCJA was to reduce gross deferred tax assets and the corresponding valuation allowance resulting in no net changes in financial position or in the overall tax provision.

Liquidity and Capital Resources

For the three months ended March 31, 2018, the Company had a net loss of $5,220,791, incurred a consolidated loss from operations of $1,327,489 and used net cash in consolidated operating activities of $2,000,527. For the year ended December 31, 2017, the Company had a net loss of $8,350,527, incurred a consolidated loss from operations of $6,564,070 and used net cash in consolidated operating activities of $4,772,950. At March 31, 2018, consolidated stockholders’ equity amounted to $542,238 and the Company had consolidated working capital of $1,307,286. At December 31, 2017, consolidated stockholders’ deficit amounted to $11,016,724 and the Company had a consolidated working capital deficit of $1,755,061. The Company does not yet have a history of financial stability driven by operational profits. Historically, the principal source of liquidity has been the issuance of debt and equity securities. These factors raised substantial doubt about the Company’s ability to continue as a going concern.

On April 4, 2018, the Company was approved by Nasdaq to list its common stock on the Nasdaq Capital Market and commenced trading on April 9, 2018. As a result of trading on the Nasdaq Capital Market, certain of the Company’s financial instruments with a face value of $7,516,665 and accrued interest or dividends totaling $409,645 mandatorily converted to 2,430,497 and 95,293 shares, respectively, of the Company’s common stock in accordance with the pricing provided by the instruments. These financial instruments include:

•	Series B unsecured subordinated convertible promissory notes with a face amount outstanding at March 31, 2018 of $1,900,000;
•	Series C subordinated secured convertible notes with a face amount outstanding at March 31, 2018 of $1,250,000;
•	Series D subordinated convertible promissory notes with a face amount outstanding at March 31, 2018 of $1,800,000;
•	Series V subordinated convertible promissory notes with a face amount outstanding at March 31, 2018 of $425,000; and
•	Series B convertible preferred stock with a face amount outstanding at March 31, 2018 of $2,141,665.

In addition, the Company, as provided by the various agreements will pay $409,645 in accrued interest and dividends with 95,293 shares of the Company’s common stock based on the closing market price on the day preceding the uplisting.

In early February 2018, the Company completed the following series of transactions:

•	Entered into a $5,000,000 long-term senior secured note with Michaelson Capital that commences repayments in March 2021 that was utilized to repay and existing $2,463,736 line of credit and for general purposes;
•	Entered into a line of credit with Comerica Bank for $1,000,000;
•	Entered into an exchange agreement with the Chief Executive Officer of the company to exchange $4,500,000 in note payable from the Company and $544,777 in advances into $4,000,000 face value of a newly created Series C non-redeemable convertible preferred stock and a $1,044,777 note payable that does not mature until after the Michaelson Capital debt is paid off; and
•	Amended the Series C convertible debt to extend the maturity to May 2019 and to provide for a mandatory conversion into the Company’s common stock in the event of an uplisting to a national market.

In addition to the transactions, above, stockholders’ equity was impacted by the following that occurred during the three months ended March 31, 2018:

•	A total of $3,703,885 in convertible debt either mandatorily converted or optionally converted into the Company’s common stock;
•	On January 25, 2018 the Company issued $2,250,000 in common stock to acquire an interest in Gold Medal Group, LLC and entered into an agreement with Gold Medal Holdings, Inc. to provide management services in exchange for $750,000 per year; and
•	The Company issued $1,341,665 in Series B mandatorily convertible preferred stock.

After giving effect for the cash raised through March 31, 2018, the current cash balance of $1,994,322 and its effect on the working capital of the Company that amounts to $1,307,286 as of March 31, 2018, along with the Company’s projected cash burn that also factors in the conversion of debt and related interest into common stock of the Company, management believes that the Company will be able to continue as a going concern for at least twelve months following the issuance of this Quarterly Report on Form 10-Q. Our projected cash burn also factors in increases in revenues from our firm rental contracts and our recently awarded management agreement with Gold Medal Holdings, Inc. and the reduction in certain discretionary expenses relating to investment banking, investor relations and market consulting and in other professional fees. While not factored into the Company’s cash burn, the Company continuously seeks additional sources of funds through debt and equity offerings to fund future development projects and strategic initiatives, each of which, management has the ability to accelerate or curtail based upon available funding.

The combination of improved financial position, a reduction in cash utilized in operations, an expansion of its revenue base including management fees from its investment in unconsolidated entities, along with an improvement in the Company’s working capital and debt/capital structure are sufficient to alleviate substantial doubt about the Company’s ability to continue as a going concern.

Cash

As of March 31, 2018 and December 31, 2017, the Company had cash balances of $3,223,447 and $901,112, respectively.

Borrowings and Debt

The table below presents borrowings at face amount due at maturity, debts and advances as of March 31, 2018, along with their stated maturities.

	March 31,	Due in:
	2018	2018	2019	2020	Thereafter
Payable in cash:
Line of credit*	$1,000,000	$1,000,000	$-	$-	$-
Notes payable	5,100,000	-	-	100,000	5,000,000
Junior note due to related party	1,044,477	-	-	-	1,044,477
Vehicle loans	28,651	6,682	9,165	4,604	8,200
Payable in cash	7,173,128	1,006,682	9,165	104,604	6,052,677

Mandatorily payable in stock:
Series B convertible unsecured notes**	1,900,000	1,900,000	-	-	-
Series C convertible secured notes**	1,250,000	1,250,000	-	-	-
Series D convertible unsecured notes**	1,800,000	1,800,000	-	-	-
Series V convertible unsecured notes**	425,000	425,000	-	-	-
	5,375,000	5,375,000	-	-	-
	$12,548,128	$6,381,682	$9,165	$104,604	$6,052,677

*	The line of credit, which does not have any operating financial covenants, is guaranteed by several related parties and subordinated to the Michaelson senior secured note payable.
**	The Series B, C, D and V convertible notes include an early mandatory conversion upon an uplisting of the Company’s common stock to a national exchange. On April 9, 2018, the Company’s stock commenced trading on The Nasdaq Capital Market.

Cash Flows

Cash Flows from Operating Activities

We used $2,000,527 of cash in operating activities during the three months ended March 31, 2018 as compared to a use of $936,413 during the three months ended March 31, 2017. Our net loss during the three months ended March 31, 2018 of $5,220,791 was reduced by $3,293,613 of interest resulting from the valuation of warrants upon their corresponding debt’s conversion to common stock, $115,752 of depreciation and amortization, $77,640 from stock-based employee compensation as well as by $287,512 of interest resulting from amortization of financing costs and discounts and $45,413 in equity losses in Entsorga West Virginia, LLC. Changes in operating assets and liabilities used $611,400 of cash during the three months ended March 31, 2018 as compared to a source of $471,960 for the three months ended March 31, 2017. Our net loss during the three months ended March 31, 2017 of $2,028,533 was impacted by $104,354 of depreciation and amortization, $88,025 from stock-based employee compensation, $380,355 in fees paid in stock and amortization of financing costs and discounts amounting to $24,484.

Cash Flows from Investing Activities

Net Cash used in investing activities amounted to $94,366 for the three months ended March 31, 2018, compared to net cash used by investing activities of $1,058,988 for the three months ended March 31, 2017. During both periods, the majority of investments were in various MBT related assets.

Cash Flows from Financing Activities

Cash provided by financing activities amounted to $4,421,885 for the three months ended March 31, 2018, compared to $1,989,893 for the three months ended March 31, 2017, a change of $2,431,992. During the three months ended March 31, 2018, we received $7,125,000 in proceeds from the issuance of notes and preferred stock and paid $2,465,928 of debts, while during the three months ended March 31, 2017, we received $1,286,973 from the issuance of notes and paid $2,107 in debts.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the three months ended March 31, 2018.

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

On January 9, and 29, 2018 the holder of $110,000 of a convertible unsecured note converted the note and related accrued interest in accordance with the terms of the agreements at a conversion price of $2.85 per share for 12,281 and 28,201 shares of common stock, respectively.

On January 25, 2018, in connection with our $2,250,000 investment in Gold Medal Group, LLC, the Company issued 500,000 shares of common stock to the prior owners at a per share price of $4.50 per share.

On February 2, 2018, the Company entered into a Securities Exchange and Note Purchase Agreement (the “Exchange Agreement”) with Frank E. Celli, the Company’s Chief Executive Officer, whereby Celli exchanged $4,500,000 in a note receivable from the Company and $544,000 in advances made to the Company for $4,000,000 of the Company’s Series C Preferred Stock and a junior promissory note (the “Junior Note”). The Junior Note, which is subordinated to the MCSFF Note, is not convertible, accrues interest at the rate of 10.25% per annum and matures on February 2, 2024. In connection with this transaction, the Registrant also issued Celli warrants to purchase 421,053 shares of Common Stock, exercisable at $5.50 per share which expire in five (5) years.

On February 2, 2018, in connection with an amendment to the Series C secured convertible debt, the Company issued the holders warrants to acquire 45,459 shares of the Company’s common stock for a period of five years with an exercise price of $4.50 per share.

On February 2, 2018, in connection with the Michaelson Capital Special Purpose Fund II, L.P. (“MCSPF”) senior secured notes, the Company issued MCSPF 320,000 shares of common stock at a per share price of $5.00

On February 12, 2018, in accordance with the terms of the Series A unsecured convertible notes the Company issued 1,236,369 shares of common stock at a conversion price of $2.75 per share in conversion of $3,400,000 in notes outstanding. In addition, in connection therewith, the Company elected to pay all accrued interest in 104,899 shares of its common stock at a price of $4.994 per share. Additionally, the related warrants, which were issued along with the underlying debt fixed the number of common shares there were exercisable into at 1,236,369 shares at an exercise price of $3,30 per share. In connection with the initial offering, the agent was granted a five year warrant, exercisable at $3.75 per share for an amount of shares representing 10% of the conversion shares underlying $300,000 of clients that they introduced and represented in the offering.

On February 21, 2018, the holder of $200,000 in Series D unsecured convertible debt optionally converted their holdings into 72,727 shares of common stock and fixed the number of warrant shares at 72,727 and the exercise price at $3.30 per share.

On February 22 and March 30, 2018, the Company received proceeds of $360,000 and $981,665 and issued 72,000 and 196,333 shares of Series B convertible preferred stock and warrants to purchase 40,001 and 109,077 shares at $5.00 per share for a term of five years.

On March 23, 2018, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Frank J. Celli, the father of the Company’s Chief Executive Officer, whereby Frank J. Celli exchanged $275,000 in a note receivable from the Company for $275,000 of the Company’s Series C Preferred Stock. In connection with this transaction, the Registrant also issued Frank J. Celli warrants to purchase 28,948 shares of Common Stock, exercisable at $5.50 per share which expire in five (5) years.

On March 30, 2018, in connection with the amendment of the Series A redeemable convertible preferred stock, the Company agreed to issue warrants to acquire 180,000 shares of the Company’s common stock at an exercise price of $4.50 per share within five business days of the Company’s common stock being listed and traded on a national exchange. As a result of the Company’s common stock being listed and traded on The Nasdaq Capital Market on April 9, 2018, such warrants were issued.

On April 9, 2018, as a result of the Company’s common stock being listed and traded on The Nasdaq Capital Market all outstanding Series B, D and V convertible unsecured debt and all Series C convertible secured debt converted into common stock at a conversion price of $2.75; in addition all shares of Series B convertible preferred stock converted into common stock at a conversion price of $4.50, which combined resulted in the issuance of 2,430,497 shares of common stock. In addition, in connection therewith, the Company elected to pay all accrued interest and dividends in 95,293 shares of its common stock at a price of $4.30 per share.

The Company did not engage a placement agent and no compensation was paid in any of the above offerings, except as noted.

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

BioHiTech Global, Inc.

May 15, 2018	By:	/s/ Frank E. Celli
	Name:	Frank E. Celli
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian C. Essman
	Name:	Brian C. Essman
	Title:	Chief Financial Officer and Treasurer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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