Form 10-Q
period 2018-06-30
BIOHITECH GLOBAL, INC.
filed 2018-08-14
CIK 1590383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 9, 2018
Common Stock, $0.0001 par value per share	14,553,374 shares

BioHiTech Global, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Rental, service and maintenance	$458,843	$366,812	$899,336	$725,348
Equipment sales	199,638	182,405	265,488	414,549
Management advisory and other fees	250,656	-	390,039	-
Total revenue	909,137	549,217	1,554,863	1,139,897
Cost of revenue
Rental, service and maintenance	289,015	272,757	587,584	531,697
Equipment sales	135,564	106,664	199,504	239,154
Total Cost of revenue	424,579	379,421	787,088	770,851
Gross profit	484,558	169,796	767,775	369,046
Operating expenses
Selling, general and administrative	1,323,194	1,057,223	2,414,766	2,121,852
Research and development	195,130	216,822	396,686	404,324
Professional fees	169,154	364,227	456,016	1,013,850
Depreciation and amortization	28,148	28,335	58,864	58,107
Total operating expenses	1,715,626	1,666,607	3,326,332	3,598,133
Loss from operations	(1,231,068)	(1,496,811)	(2,558,557)	(3,229,087)
Other expense (income)
Equity loss in affiliate	147,077	5,916	192,490	5,916
Interest expense	611,801	374,175	1,166,077	670,432
Interest expense incurred in warrant valuation and conversions	3,506,027	1,999	6,799,640	1,999
Total other expense	4,264,905	382,090	8,158,207	678,347
Net loss	(5,495,973)	(1,878,901)	(10,716,764)	(3,907,434)

Other comprehensive (loss) income
Foreign currency translation adjustment	57,362	(21,340)	23,920	(28,504)
Comprehensive loss	$(5,438,611)	$(1,900,241)	$(10,692,844)	$(3,935,938)

Net loss per common share - basic and diluted	$(0.39)	$(0.23)	$(0.85)	$(0.47)
Weighted average number of common shares outstanding - basic and diluted	14,216,404	8,322,086	12,587,344	8,276,154

See accompanying notes to unaudited interim consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2018	2017
		(Revised)
Assets
Current Assets
Cash	$1,053,028	$901,112
Accounts receivable, net	393,835	274,405
Inventory	708,138	332,101
Prepaid expenses and other current assets	138,038	79,686
Total Current Assets	2,293,039	1,587,304
Equipment on operating leases, net	1,614,627	1,451,144
Equipment, fixtures and vehicles, net	55,730	63,509
Intangible assets, net	129,032	174,133
Investment in unconsolidated affiliates	3,073,773	1,016,263
MBT facility development and license costs	6,457,180	6,223,766
Other assets	13,500	23,500
Total Assets	$13,636,881	$10,539,619
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Line of credit	$976,112	$1,000,000
Accounts payable	1,110,039	1,287,740
Accrued interest payable	114,925	29,431
Accrued expenses	445,731	892,136
Deferred revenue	114,779	84,686
Customer deposits	7,134	39,498
Long-term debt, current portion	9,018	8,874
Total Current Liabilities	2,777,738	3,342,365
Notes payable	100,000	375,000
Line of credit	-	1,463,736
Junior note due to related party, net of discounts of $128,850 as of June 30, 2018	915,627	4,500,000
Advance from related party	-	544,777
Accrued interest	1,151,668	1,860,591
Convertible unsecured note	-	103,885
Convertible subordinated secured notes	-	1,021,916
Unsecured subordinated mandatorily convertible series notes	-	7,698,819
Senior Secured Note Payable, net of financing costs of $182,075 and discounts of $1,112,510	3,705,415	-
Long-term debt, net of current portion	17,425	21,971
Total Liabilities	8,667,873	20,933,060
Series A redeemable convertible preferred stock, 333,401 shares designated and issued, and 230,001 and 333,401 outstanding as of June 30, 2018 and December 31, 2017	722,216	623,283
Commitments and Contingencies	-	-
Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 2,444,601 and 1,444,601 designated, 1,189,234 and 493,401 issued, and 657,501 and 493,401 outstanding as of June 30, 2018 and December 31, 2017, respectively:
Series B Convertible preferred stock, 1,111,200 shares designated: 428,333 and 160,000 shares issued, and 0 and 160,000 outstanding as of June 30, 2018 and December 31, 2017, respectively	-	699,332
Series C Convertible preferred stock, 1,000,000 shares designated, 427,500 shares issued and outstanding	3,050,142	-
Common stock, $0.0001 par value, 50,000,000 shares authorized, 14,531,152 and 9,598,208 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively, at par	1,453	960
Additional paid in capital	41,593,223	17,752,990
Accumulated deficit	(40,383,356)	(29,431,416)
Accumulated other comprehensive (loss)	(14,670)	(38,590)
Total Stockholders' Equity (Deficit)	4,246,792	(11,016,724)
Total Liabilities and Stockholders' Equity (Deficit)	$13,636,881	$10,539,619

See accompanying notes to unaudited interim consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss:	$(10,716,764)	$(3,907,434)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	231,120	202,064
Provision for bad debts	21,355	29,212
Stock based employee compensation	154,913	230,981
Fees paid in stock and warrants	-	518,267
Interest resulting from amortization of financing costs and discounts	911,456	71,903
Equity loss in affiliate	192,490	5,916
Change in fair value of warrant liability	-	1,999
Interest resulting from warrants valued upon conversion of host debt instruments	6,424,970	-
Changes in operating assets and liabilities	(969,679)	693,725
Net cash used in operations	(3,750,139)	(2,153,367)

Cash flow from investing activities:
Sale of used machinery and equipment	-	13,352
Investment in Entsorga West Virginia, LLC	-	(1,034,027)
MBT facility development costs incurred	(233,413)	(74,966)
Purchases of equipment, fixtures and vehicles	(6,059)	(4,040)
Net cash used in investing activities	(239,472)	(1,099,681)

Cash flows from financing activities:
Proceeds from issuance of senior secured credit facility and common stock	5,000,000	-
Repayment of line of credit facility	(2,463,736)	-
Proceeds from new line of credit facility	1,000,000	-
Proceeds from convertible notes, including warrants and beneficial conversion features	-	620,000
Deferred financing costs incurred	(237,187)	(16,000)
Repayments of long-term debt	(4,402)	(4,228)
Proceeds from the issuance of Series B convertible preferred stock and warrants
Redemption of Series A preferred stock	(317,000)	-
Related party:	1,125,000
Net increases of advances	-	1,169,527
Proceeds from promissory notes	-	786,973
Proceeds from convertible notes	-	500,000
Net cash provided by financing activities	4,102,675	3,056,272
Effect of exchange rate on cash	38,852	21,246
Net change in cash	151,916	(175,530)
Cash - beginning of period	901,112	325,987
Cash - end of period	$1,053,028	$150,457

Note 17 includes supplemental cash flow information, non-cash investing and financing activities and changes in operating assets and liabilities.

See accompanying notes to unaudited interim consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Other Loss	Deficit	Total
Balance at January 1, 2018 (Revised)	160,000	$699,332	9,598,208	$960	$17,752,990	$(38,590)	$(29,431,416)	$(11,016,724)
Issuance of Series B preferred stock	268,333	1,068,039			273,626			1,341,665
Issuance of Series C preferred stock	427,500	3,050,142			1,360,681			4,410,823
Common stock issued for acquisition of Gold Medal Group			500,000	50	2,249,950			2,250,000
Share-based employee and director compensation					154,913			154,913
Share-based professional services compensation			65,000	7	(7)			-
Conversion of debt into common stock			3,304,140	330	9,090,045			9,090,375
Interest on converted debt in common stock			196,050	20	915,680			915,700
Conversion of Series B preferred stock into common stock	(428,333)	(1,767,371)	480,067	48	1,767,323			-
Conversion of Series A preferred stock into common stock			44,444	4	199,996			200,000
Common stock issued in connection with debt financings			320,000	32	1,212,089			1,212,121
Warrants valued in connection with debt conversions and amendments			23,243	2	6,424,968			6,424,970
Foreign currency translation adjustment						23,920		23,920
Preferred stock dividends					190,969		(235,176)	(44,207)
Net loss							(10,716,764)	(10,716,764)
Balance at June 30, 2018	427,500	$3,050,142	14,531,152	$1,453	$41,593,223	$(14,670)	$(40,383,356)	$4,246,792

See accompanying notes to unaudited interim consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017 and as of June 30, 2018 and December 31, 2017

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

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2017, which contains the audited financial statements and notes thereto, for the years ended December 31, 2017 and 2016 included within the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 2, 2018. The financial information as of December 31, 2017 presented hereto is derived from the audited consolidated financial statements presented in the Company’s audited consolidated financial statements for the year ended December 31, 2017. The interim results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

Reclassifications to certain prior period amounts have been made to conform to current period presentation. These reclassifications have no effect on previously reported net loss.

Going Concern and Liquidity - For the six months ended June 30, 2018, the Company had a net loss of $10,716,764, incurred a consolidated loss from operations of $2,558,557 and used net cash in consolidated operating activities of $3,750,139. For the year ended December 31, 2017, the Company had a net loss of $8,350,527, incurred a consolidated loss from operations of $6,564,070 and used net cash in consolidated operating activities of $4,772,950. At June 30, 2018, consolidated stockholders’ equity amounted to $4,246,792 and the Company had a consolidated working capital deficit of $484,699. The Company does not yet have a history of financial stability. Historically the principal source of liquidity has been the issuance of debt and equity securities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is presently in the process of raising additional debt and capital for general operations and for investment in several strategic initiatives, as well as commercial debt to support its leasing activities. There is no assurance that the Company will be able to raise sufficient debt or capital to sustain operations or to pursue other strategic initiatives.

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017 and as of June 30, 2018 and December 31, 2017

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

The adoption of Topic 606 did not have a material impact on the timing or amounts of revenue recognized in the Company’s unaudited condensed consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the three and six months ended June 30, 2018. Furthermore, the Company expects the impact of the adoption of the new standard to be immaterial to our revenue and gross profit on an ongoing basis. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017 and as of June 30, 2018 and December 31, 2017

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

Income Taxes — Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given provisions of enacted laws. Deferred income tax provisions and benefits are based on changes to the asset or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which it operates, estimates the future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax planning and strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more than likely” criteria. The majority of the deferred tax assets, which have a 100% valuation allowance, relate to net operating loss carryforwards, which may be subject to limitation under Internal Revenue Code section 382 should there be greater than a 50% ownership change as determined under the regulations.

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

Note 3. Accounts Receivable, net

Accounts receivable consists of the following:

	June 30,	December 31,
	2018	2017
Accounts receivable	$473,299	$408,693
Less: allowance for doubtful accounts receivable	(79,464)	(134,288)
	$393,835	$274,405

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017 and as of June 30, 2018 and December 31, 2017

Note 4. Inventory

Inventory, comprised of finished goods and parts or assemblies, consist of the following:

	June 30,	December 31,
	2018	2017
Equipment	$219,296	$139,939
Parts and assemblies	488,842	192,162
	$708,138	$332,101

Note 5. Equipment on Operating Leases, net

Equipment on operating leases consist of the following:

	June 30,	December 31,
	2018	2017
Leased equipment	$2,769,504	$2,558,423
Less: accumulated depreciation	(1,154,877)	(1,107,279)
	$1,614,627	$1,451,144

During the three months ended June 30, 2018 and 2017, depreciation expense included in cost of revenue, amounted to $87,218 and $69,377, respectively. During the six months ended June 30, 2018 and 2017, depreciation expense included in cost of revenue, amounted to $172,262 and $143,957, respectively.

The Company is a lessor of Revolution and Eco Safe Series digester units under non-cancellable operating lease agreements expiring through June 2023. During the three months ended June 30, 2018 and 2017, revenue under the agreements, which is included in rental, service and maintenance revenue, amounted to $265,540 and $209,114, respectively. During the six months ended June 30, 2018 and 2017, revenue under the agreements amounted to $553,168 and $411,578, respectively. The minimum future estimated contractual payments to be received under these leases as of June 30, 2018 is as follows:

Year ending December 31,
2018 (remaining)	$612,094
2019	1,005,244
2020	778,572
2021	479,420
2022 and thereafter	283,113
Total minimum lease income as of June 30, 2018	$3,158,443

Total minimum lease income as of December 31, 2017	$2,782,755

Note 6. Equipment, Fixtures and Vehicles, net

Equipment, fixtures and vehicles consist of the following:

	June 30,	December 31,
	2018	2017
Computer software and hardware	$108,156	$102,195
Furniture and fixtures	48,196	48,196
Vehicles	71,918	71,918
	228,270	222,309
Less: accumulated depreciation and amortization	(172,540)	(158,800)
	$55,730	$63,509

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017 and as of June 30, 2018 and December 31, 2017

During the three months ended June 30, 2018 and 2017, depreciation expense amounted to $5,598 and $5,025, respectively. During the six months ended June 30, 2018 and 2017, depreciation expense amounted to $13,764 and $10,298, respectively.

Note 7. Investments in Unconsolidated Entities

Entsorga West Virginia LLC - Effective January 1, 2017, subject to approval by the EWV bond trustee, which was granted on March 20, 2017, the Company executed several agreements to acquire up to approximately a 40% interest in Entsorga West Virginia LLC (“EWV”) from the original investors at their original purchase price of $60,000 for each 1% of interest in EWV. The agreement provided for a required investment of $1,034,028, representing a 17.2% interest, with the remaining 23.1% being at the option of the Company. On March 21, 2017, the Company completed the required investment acquisition of $1,034,028 for a 17.2% interest, which is recognized utilizing the equity method of accounting due to its investment and its ability to control operations and activities of EWV.

Summarized financial information for EWV is as follows:

March 31,
Balance Sheet	2018(a)
Current assets:
Cash	$2,856,380
Prepaid expenses	-
Non-current assets:
Restricted cash	7,369,110
Facility under development and construction	23,534,861
Total Assets	$33,760,351
Current liabilities:
Accrued expenses and other current liabilities	$-
Accrued interest payable	591,608
Current portion of bonds	4,516,140
Non-current liabilities - Tax-exempt bonds, net of $1,464,618 of issuance costs	23,562,182
Membership equity	5,090,421
$33,760,351

Statement of Operations	Three Months ended March 31, 2018
Revenue	$-
Operating expenses	19,156
Loss from operations	(19,156)
Interest expense	16,835
Net loss	$(35,991)
Net loss attributable to BioHiTech Global, Inc. (17.2%)	(6,191)
Loss recognized by BioHiTech Global, Inc. during the three months ended June 30, 2018	$(6,191)

(a.)	The Company utilizes a three-month lag in reporting its share of equity income or loss in EWV.

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

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017 and as of June 30, 2018 and December 31, 2017

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

Also, on January 25, 2018, the Company entered into a Letter Agreement (the “Option Agreement”) with GM Group. Pursuant to the Option Agreement, ENA may purchase up to 5,000,000 additional Units of GM Group at an aggregate purchase price of $5,000,000, provided that the Company’s Common Stock, if it is still publicly traded, is listed on a national exchange, which occurred on April 9, 2018 with the Company’s listing on The Nasdaq Capital Market.

Additionally, on January 25, 2018, the Company entered into an Advisory Services Agreement (the “ASA”). Under the ASA, the Company provides services relating to corporate development, strategic planning, operational and sales oversight and other general administrative and support services in exchange for fees annually amounting to the greater of $750,000 or 10% of GM Group’s ordinary earnings before interest, taxes, depreciation and amortization. As a result of the investment and its ability to control operations and activities of GM Group, the Company is recognizing its investment utilizing the equity method of accounting.

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

Summarized financial information for Gold Medal Group, Inc. is as follows:

March 31,
Balance Sheet	2018(a)
Assets:
Cash	$2,441,996
Other current assets	7,597,208
Plant property and equipment	24,967,314
Intangible assets	24,200,206
Total assets	$59,206,724
Liabilities:
Current liabilities	10,957,796
Commercial debt	28,939,544
Total liabilities	39,897,340
Shareholders’ equity	19,309,384
Total liabilities and shareholders’ equity	$59,206,724

Statement of Operations	Period from acquisition to March 31, 2018
Revenue	$6,263,991
Operating expenses	10,442,638
Loss from operations	(4,178,647)
Interest expense	366,069
Net loss	$(4,544,716)
Net loss attributable to BioHiTech Global, Inc. (3.1%)	(140,886)
Loss recognized by BioHiTech Global, Inc. during the three months ended June 30, 2018	$(140,886)

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017 and as of June 30, 2018 and December 31, 2017

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

Note 8. MBT Facility Development and License Costs

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

During 2018, the Company commenced initial development of a project in Rensselaer, NY. As of June 30, 2018, the Company is pursuing permits and other approvals required to continue development of the project.

The capitalized costs related project sites is as follows:

	Rensselaer, NY	New Windsor, NY
	June 30,	June 30,	December 31,
	2018	2018	2017
Land acquisition	$-	$54,000	$48,000
Legal	-	40,745	10,371
Survey and engineering	57,929	285,306	146,195
Total	$57,929	$380,051	$204,566

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

The royalty payment for the license amounted to $6,019,200, which was comprised of 1,035,905 shares of the Company’s common stock, par value $0.0001 per share and cash payments of $839,678. The Company also entered into a Registration Rights Agreement with Entsorga whereby the Company granted Entsorga certain piggy-back and demand registration rights with respect to the Shares. This Technology License Agreement can be utilized in the Company’s project at the New Windsor, NY site or any other site and will be amortized once the facility is in operation.

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017 and as of June 30, 2018 and December 31, 2017

Note 9. Risk Concentrations

The Company operates as a single segment on a worldwide basis through its subsidiaries, resellers and independent sales agents. Gross revenues and net non-current tangible assets on a domestic and international basis is as follows:

	United States	International	Total
2018:
Revenue, for the six months ended June 30, 2018	$1,393,739	$161,124	$1,554,863
Revenue, for the three months ended June 30, 2018	821,355	87,782	909,137
Non-current tangible assets, as of June 30, 2018	1,428,428	255,429	1,683,857

2017:
Revenue, for the six months ended June 30, 2017	$893,341	$246,556	$1,139,897
Revenue, for the three months ended June 30, 2017	511,097	38,120	549,217
Non-current tangible assets, as of December 31, 2017	1,349,461	188,692	1,538,153

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

Major customers — During the three months ended June 30, 2018, one customer represented at least 10% of revenues, accounting for 28.4% (Gold Medal Holdings, Inc., an unconsolidated affiliate) of revenues. During the three months ended June 30, 2017, no customers represented at least 10% of revenues. During the six months ended June 30, 2018, one customer represented at least 10% of revenues, 25.8% (Gold Medal Holdings, Inc., an unconsolidated affiliate) of revenues. During the six months ended June 30, 2017, no customers accounted for at least 10% of revenues.

As of June 30, 2018, one customer represented at least 10% of accounts receivable, accounting for 27.3% (Gold Medal Holdings, Inc., an unconsolidated affiliate) of accounts receivable. As of December 31, 2017, no customers represented at least 10% of accounts receivable.

Vendor concentration — During the three months ended June 30, 2018, two vendors represented at least 10% of costs of revenue, accounting for 31.6% (a 1.4% shareholder) and 18.8% of the combined cost of revenues and change in inventory. During the six months ended June 30, 2018, two vendors represented at least 10% of costs of revenue, accounting for 30.4% (a 1.4% shareholder) and 16.2% of the combined cost of revenues and change in inventory. During the three months ended June 30, 2017, two vendors represented at least 10% of costs of revenue, each accounting for 17% of the combined cost of revenues and change in inventory. During the six months ended June 30, 2017, three vendors represented at least 10% of costs of revenue, accounting for 14%, 12% and 12% of the combined cost of revenues and change in inventory.

As of June 30, 2018, three vendors represented at least 10% of accounts payable, accounting for 22.5%, 12.1% (BioHiTech International, Inc., a related party) and 11.2% (a 1.4% shareholder) accounts payable. As of December 31, 2017, three vendors represented at least 10% of accounts payable, accounting for 19% (BioHiTech International, Inc., a related party), 19% and 18% (a 1.4% shareholder) of accounts payable.

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017 and as of June 30, 2018 and December 31, 2017

Note 10. Related Party Transactions

Related parties include Directors, Senior Management Officers, and shareholders, plus their immediate family, who own a 5% or greater ownership interest at the time of a transaction. The table below presents the face amount of direct related party assets and liabilities and other transactions or conditions as of or during the periods indicated.

		June 30,	December 31,
		2018	2017
Assets:
Accounts receivable	(k, l and m)	$129,396	$-
Intangible assets, net	(a)	129,032	174,133
Liabilities:
Accounts payable	(a)	179,176	298,942
Accrued interest payable		46,796	9,536
Long term accrued interest		1,098,738	1,545,146
Notes payable		-	275,000
Advance from related party	(b)	-	544,777
Junior promissory note	(c)	1,044,477	-
Promissory note - related parties	(d)	-	4,500,000
Series A - Unsecured subordinated convertible notes	(e)	-	2,250,000
Series B - Unsecured subordinated convertible notes	(f)	-	1,750,000
Series C - Subordinated secured convertible notes	(g)	-	450,000
Series D - Unsecured subordinated convertible notes	(h)	-	325,000
Series V - Unsecured subordinated convertible notes	(i)	-	300,000
Other:
Line of credit guarantee	(j)	1,000,000	2,463,736

The table below presents direct related party expenses or transactions for the periods indicated. Compensation and related costs for employees of the Company are excluded from the table below.

		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Management advisory fees	(k)	$187,501	$-	$326,884	$-
Project fees	(l)	63,155	-	63,155	-
Consulting revenue	(m)	14,361	16,400	44,286	43,455
S, G & A - Rent expense	(n)	10,973	13,246	31,505	26,492
Cost of revenues - Rent expense	(n)	13,445	10,810	22,275	21,620
S, G & A - Consulting expense	(a)	50,000	50,000	100,000	100,000
Interest expense		59,957	175,970	204,199	310,322
Debt guarantee fees	(j)	4,167	-	20,833	-
Cost of revenue, inventory or equipment on operating leases acquired	(a)	6,099	2,762	11,805	6,181

(a)	Distribution Agreement - BioHiTech has an exclusive license and distribution agreement (the “License Agreement”) with BioHiTech International, Inc. (“BHT-I”), a company owned by James Koh, a BioHiTech shareholder and other unrelated parties. The License Agreement provides distribution rights to the Eco-Safe Digester through December 31, 2023 (unless extended by mutual agreement) and for annual payments to Mr. Koh in the amount of $200,000 for the term of the License Agreement and a 2.5% additional commission on all sales closed by Mr. Koh.

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017 and as of June 30, 2018 and December 31, 2017

(b)	Advance from Related Party - The Company’s Chief Executive Officer (the “Officer”) has in the past advanced the Company funds for operating and capital purposes. The advances bear interest at 13% and are unsecured and due on demand. There are no financial covenants related to this advance and there are no formal commitments to extend any further advances. On February 2, 2018 the advances were part of an exchange that resulted in the issuance of Series C preferred stock, warrants and a new junior promissory note, see (c) below.

(c)	Junior Promissory Note - On February 2, 2018, the Company entered into a Securities Exchange and Note Purchase Agreement (the “Exchange Agreement”) with Frank E. Celli, the Company’s Chief Executive Officer, whereby Celli exchanged $4,500,000 in a note receivable from the Company and $544,777 in advances made to the Company for $4,000,000 of the Registrant’s Series C Convertible Preferred Stock, par value $0.0001 (the Series C Preferred Stock”) and a junior promissory note (the “Junior Note”). The Junior Note, which is subordinated to the senior secured note, is not convertible, accrues interest at the rate of 10.25% per annum and matures on February 2, 2024.

(d)	Promissory Note - Related Party –On June 25, 2014, the Company initially entered into a secured promissory note with the Company’s Chief Executive Officer in the aggregate amount of $1,000,000 (the “Promissory Note”). This note has been amended effective July 31, 2015, January 1, 2016 and February 1, 2017. The amended note, which had an outstanding balance of $4,500,000 as of December 31, 2017 and on the date of conversion, was converted into a series of the Company’s preferred stock on February 2, 2018

(e)	Series A Unsecured Subordinated Convertible Notes and Warrants - In connection with the Company’s issuance of unsecured subordinated convertible notes and warrants in 2016, as further disclosed in Note 11, certain related parties participated in such offering. In accordance with the terms of the notes, all of the outstanding balances were converted into the Company’s common stock on February 10, 2018 at $2.75 per share.

(f)	Series B Unsecured Subordinated Convertible Notes and Warrants - In connection with the Company’s issuance of unsecured subordinated convertible notes and warrants in 2016, as further disclosed in Note 11, certain related parties participated in such offering. As a result of the Company’s listing on Nasdaq, all of outstanding balances were converted into the Company’s common stock on April 9, 2018 at $2.75 per share.

(g)	Series C – Subordinated secured convertible notes - In connection with the Company’s issuance of subordinated secured convertible notes and warrants in 2017, as further disclosed in Note 11, certain related parties participated in such offering. As a result of the Company’s listing on Nasdaq, all of outstanding balances were converted into the Company’s common stock on April 9, 2018 at $2.75 per share.

(h)	Series D - Unsecured subordinated convertible notes - In connection with the Company’s issuance of unsecured subordinated convertible notes and warrants in 2016, as further disclosed in Note 11, certain related parties participated in such offering. As a result of the Company’s listing on Nasdaq, all of outstanding balances were converted into the Company’s common stock on April 9, 2018 at $2.75 per share.

(i)	Series V Unsecured Subordinated Convertible Notes - In connection with the Company’s issuance of unsecured subordinated convertible notes in 2016, as further disclosed in Note 11, BioHiTech International, see note a, above, exchanged $300,000 in accounts payable by the Company for a $300,000 note. As a result of the Company’s listing on Nasdaq, all of outstanding balances were converted into the Company’s common stock on April 9, 2018 at $2.75 per share.

(j)	Line of Credit - Under the terms of the line of credit, several related parties have personally guaranteed the line and are contingently liable should the Company not meet its obligations under the line. In connection with the new line of credit entered into on February 2, 2018, the Chief Executive Officer and a Director have provided a guarantee of the line of credit in exchange for a fee representing 4.5% of the debt.

(k)	Management Advisory Fees - The Company provides management advisory services to Gold Medal Holdings, Inc., an entity that the Company accounts for as an equity investment effective February 2018.

(l)	Project Fees – In addition to Management Advisory Fees, the Company also has provided to Gold Medal Holdings, Inc. non-management advisory services related to projects relating to technology and operations.

(m)	Consulting Revenue - The Company provides environmental and project consulting to Entsorga West Virginia LLC, an entity that the Company accounts for as an equity investment effective March 2017.

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017 and as of June 30, 2018 and December 31, 2017

(n)	Facility Lease - The Company leases its corporate headquarters and warehouse space from BioHiTech Realty LLC, a company owned by two stockholders of the Company, one of whom is the Chief Executive Officer. The lease expires in 2020, with a renewal option for an additional five-year period. Minimum lease payments as of June 30, 2018 under these operating leases are:

Year ending December 31,
2018 (Remaining)	$49,568
2019	100,003
2020	41,926
Total	$191,497

Note 11. Line of Credit, Notes Payable, Advance, Promissory Note, Convertible Promissory Notes and Long-Term Debt

Notes, lines, advances and long-term debts are comprised of the following:

	June 30, 2018		December 31, 2017
	Total	Related Party	Total	Related Party
Line of credit	$976,112	$-	$2,463,736	$-
Unsecured subordinated convertible notes:
Series A	-	-	3,393,116	2,250,000
Series B	-	-	1,885,955	1,750,000
Series D	-	-	1,994,748	325,000
Series V	-	-	425,000	300,000
Series C – Subordinated secured convertible notes	-	-	1,021,916	450,000
Convertible note	-	-	103,885	-
Senior secured promissory note	3,705,415	-	-	-
Junior note payable	915,627	915,627	-	-
Promissory note - related party	-	-	4,500,000	4,500,000
Notes payable	100,000	-	375,000	275,000
Advances	-	-	544,777	544,777
Long term debt - other, current and long-term portion	26,443	-	30,845	-

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

As of June 30, 2018, the $1,000,000 balance outstanding is presented net of $26,000 in gross costs associated with the financing, net of $2,112 in amortization calculated on the effective interest method, which is included in interest expense.

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017 and as of June 30, 2018 and December 31, 2017

Michaelson Senior Secured Term Promissory Financing – On February 2, 2018, the Company and several of the Company’s wholly-owned subsidiaries entered into and consummated a Note Purchase and Security Agreement (the “Purchase Agreement”) with Michaelson Capital Special Finance Fund II, L.P. (“ MCSFF ”) to issue a senior secured term promissory note in the principal amount of Five Million Dollars ($5,000,000) (the “Note”). The Note is not convertible and accrues interest at the rate of 10.25% per annum. The Note is to be repaid in eight, equal, quarterly installments of Six Hundred Twenty Five Thousand Dollars ($625,000) commencing on March 15, 2021 and ending February 2, 2023 (the “Maturity Date”). Additionally, the Note is secured by a general security interest in all of the Company’s assets as well all of the assets of the Company’s subsidiaries. Further, the Company’s Chief Executive Officer, guaranteed a portion of the Registrant’s obligations to MCSFF. In connection with the issuance of the Note, the Company issued MCSFF 320,000 shares of the Registrant’s common stock, par value $0.0001 per share. The Purchase Agreement contains customary provisions, including representations, warranties, indemnities and “piggyback” registration rights, and closed upon the satisfaction of customary closing conditions. As of June 30, 2018, the carrying balance of the note is comprised of $5,000,000 face, less $1,212,121 allocated to the common stock issued, less associated amortization of $99,611 on the stock discount, less deferred financing costs of $211,187, less $29,112 of associated deferred financing cost amortization. All amortization is computed on the interest method and included in interest expense.

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

In accordance with the terms of the notes, upon the Company’s uplisting to Nasdaq on April 9, 2018, the entire $1,900,000 in notes were converted into shares of the Company’s common stock at a price per share of $2.75. At the time of issuance, the warrants did not meet the definition of a derivative and therefore the warrants were not recorded as a derivative liability. As a result of the mandatory conversion the number of warrant shares and exercise price became fixed. The warrants for 690,914 shares of common stock were valued utilizing the Monte Carlo modelling technique utilizing stock prices of $4.55 on the dates of the debt conversion, an exercise price of $3.30, a standard deviation (volatility) of 49.2 to 51.2%, a risk-free interest rate of 2.6% with a term equal to the remaining term of the initial 5-year warrants. The model includes subjective input assumptions that can materially affect the fair value estimates. The total value of the warrants amounted to $1,611,133, which has been recognized as other interest expense and as additional paid in capital. In addition to the 690,914 shares of common stock issued in the conversion, under the agreements, the Company exercised its rights to pay all $199,383 in accrued interest on the notes with shares of common stock based on the market price of the shares on the day prior to the conversion, which resulted in the issuance of 46,372 shares of common stock. In connection with the conversion, the Company expensed the remaining $10,214 unamortized deferred financing costs as interest expense.

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017 and as of June 30, 2018 and December 31, 2017

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

In accordance with the terms of the notes, upon the Company’s uplisting to Nasdaq on April 9, 2018, the outstanding $1,800,000 in notes were converted into shares of the Company’s common stock at a price per share of $2.75. At the time of issuance, the warrants did not meet the definition of a derivative and therefore the warrants were not recorded as a derivative liability. As a result of the mandatory conversion the number of warrant shares and exercise price became fixed. The warrants for 654,553 shares of common stock were valued utilizing the Monte Carlo modelling technique utilizing stock prices of $4.55 on the dates of the debt conversion, an exercise price of $3.30, a standard deviation (volatility) of 47.5 to 48.0%, a risk-free interest rate of 2.6% with a term equal to the remaining term of the initial 5-year warrants. The model includes subjective input assumptions that can materially affect the fair value estimates. The total value of the warrants amounted to $1,520,224, which has been recognized as other interest expense and as additional paid in capital. In addition to the 654,553 shares of common stock issued in the conversion, under the agreements, the Company exercised its rights to pay all $105,289 in accrued interest on the notes with shares of common stock based on the market price of the shares on the day prior to the conversion, which resulted in the issuance of 24,493 shares of common stock.

Series V Subordinated Convertible Promissory Notes — During 2016, the Company entered into a series of convertible promissory notes. In accordance with the terms of the notes, upon the Company’s uplisting to Nasdaq on April 9, 2018, the outstanding $425,000 in notes were converted into shares of the Company’s common stock at a price per share of $2.75. In addition to the 154,546 shares of common stock issued in the conversion, under the agreements, the Company exercised its rights to pay all $51,017 in accrued interest on the notes with shares of common stock based on the market price of the shares on the day prior to the conversion, which resulted in the issuance of 11,868 shares of common stock.

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

In accordance with the terms of the amended notes, upon the Company’s uplisting to Nasdaq on April 9, 2018, the outstanding $1,250,000 in notes were converted into shares of the Company’s common stock at a price per share of $2.75. In addition to the 454,549 shares of common stock issued in the conversion, under the agreements, the Company exercised its rights to pay all $36,223 in accrued interest on the notes with shares of common stock based on the market price of the shares on the day prior to the conversion, which resulted in the issuance of 8,428 shares of common stock. In connection with the conversion, the Company expensed the remaining $133,539 unamortized discounts as interest expense.

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017 and as of June 30, 2018 and December 31, 2017

Convertible Note — Effective March 31, 2017 the Company entered into a Securities Purchase Agreement, a Convertible Note with a maximum funding amount of $550,000 and Warrants with Vista Capital Investments LLC (“Vista”), of which $220,000 was funded. The funding which would have matured on October 31, 2017 was converted prior to maturity. During the first quarter of 2018, the funding maturing on January 26, 2018 was converted prior to maturity.

During the third quarter of 2017, the holder exercised 24,750 warrants in a cashless exercise, resulting in the issuance of 14,093 shares of common stock.

As of June 30, 2018, the holder has warrants outstanding that provide for the acquisition of up to 24,750 shares of common stock at $4.00 per share and expire in five years from the date of issuance (June 26, 2022).

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

As of June 30, 2018, an unsecured note of $100,000 with an unrelated party remains outstanding. The note provides for interest at 10.0% and matures on January 1, 2020.

Long Term Debt — Represents two loans collateralized by vehicles with interest ranging from 1.9% to 4.99%, each with amortizing principal payment requirements through 2020 and 2022, respectively.

Maturities of Non-Current Promissory Note, Long Term Debt and Unsecured Subordinated Convertible Notes — as of June 30, 2018, excluding discounts and deferred finance costs, which are being amortized as interest expense, are as follow:

Year Ending December 31,	Amortizing	Non- Amortizing	Total
2018 (Remaining)	$4,474	$1,000,000	$1,004,474
2019	9,165	-	9,165
2020	4,604	100,000	104,604
2021	4,380	2,500,000	2,504,380
2022 and thereafter	3,820	3,544,477	3,548,297
Total	$26,443	$7,144,477	$7,170,920

Interest Expense — All interest on the Company’s various debts are recognized as interest expense in the accompanying consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017 and as of June 30, 2018 and December 31, 2017

Note 12. Revision of Stockholders’ Equity in Financial Statements

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

Note 13. Equity Transactions

The Company has had the following equity related transactions during the six months ended June 30, 2018:

Series A Redeemable Convertible Preferred Stock — Due to the existence of redemption features, the stock is accounted for as temporary equity (similar accounting treatment to debt). As of December 31, 2017, the Series A Preferred Stock reflect: stated amount of $1,666,999, net of original issue discount of $166,699, bifurcated warrants of $403,630, bifurcated beneficial conversion feature of $535,630, net of amortization of discounts of $86,658. In addition, as of December 31, 2017, the Series A Preferred Stock is presented net of deferred issuance costs of $30,000, net of amortization of $5,586, respectively. Amortization of discounts and deferred issuance costs are reflected as interest expense.

On March 30, 2018, the Company and holders of the Series A Convertible Preferred Stock (“Series A Preferred”) amended and restated to provide the holders with the option to redeem their shares anytime following the first anniversary if the Company consummates an equity financing in an amount equal to the stated value of the Series A Preferred, plus any and all accrued dividends. The holder’s option to redeem the Series A Preferred after January 1, 2019 was removed. In addition, the dividend on the Series A Preferred was amended to nine percent (9%), the first dividend payment date was amended to June 30, 2018 and the conversion price, by the terms of the Certificate of Designation, was set at $4.50 per share of the Company’s common stock. In addition, the Company agreed to issue the holders, within 5 business days after the first day of trading of the Company’s common stock on an Eligible Market, warrants to purchase up to 180,000 shares of Common Stock at an exercise price of $5.00 per share and expiring in four (4) years on a pro-rata basis to the holders of record of the Series A Preferred Shares at the time of such issuance. The warrants for 180,000 shares of common stock were valued utilizing the Black-Scholes modelling technique utilizing stock prices of $4.05, an exercise price of $5.00, a standard deviation (volatility) of 41.8%, a risk-free interest rate of 2.9% with a term of 4 years. The resulting $246,319 value has been recognized as other interest expense and additional paid in capital.

In connection with the amendment, the holder subsequently redeemed $317,000 in stated value shares at stated value, which resulted in the Company reflecting an additional interest expense of $157,45 to write off unamortized discounts and costs relating to the shares redeemed.

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017 and as of June 30, 2018 and December 31, 2017

During June of 2018, the holder converted 40,000 shares with an aggregate stated value of $200,000 of stated value for 44,444 shares of common stock. In connection with the conversion the Company reflecting an additional interest expense of $73,461 to write off unamortized discounts and costs relating to the shares converted.

As of June 30, 2018, the net Series A Preferred Stock balance of $722,216 is comprised of 230,001 shares with a stated value of $1,150,005 less unamortized discounts of $427,789, which are being amortized as interest utilizing the interest method.

Series B Convertible Preferred Stock — From January 1, 2018 through March 31, 2018 the Company entered into a series of Purchase Agreements with certain accredited Investors, pursuant to which the Company agreed to sell and the Investors agreed to purchase, in the Offering, an aggregate of 268,333 shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Shares”) at the price of $5.00 per Series B Preferred Share and warrants (the “Warrants”) that are exercisable for five years to purchase 149,074 shares of common stock, par value $0.0001 per share (the “Common Stock”) at an exercise price of $5.00 per share, for an aggregate offering amount of $1,341,665.

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

Due to the lack of redemption features and the presence of mandatory conversion features, the Series B Preferred stock has been presented as a component of shareholders’ equity.

In accordance with the terms of the stock, upon the Company’s uplisting to Nasdaq on April 9, 2018, all 428,333 outstanding shares were converted into shares of the Company’s common stock at a price per share of $4.50 In addition to the 475,935 shares of common stock issued in the conversion, under the agreements, the Company exercised its rights to pay all $17,733 in accumulated dividends on the preferred shares with shares of common stock based on the market price of the shares on the day prior to the conversion, which resulted in the issuance of 4,132 shares of common stock.

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

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017 and as of June 30, 2018 and December 31, 2017

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

Note 14. Equity Incentive Plans

The Company has two equity incentive plans:

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

2017 Executive Incentive Plan — At the Annual Shareholders Meeting on June 7, 2017 the shareholders approved the 2017 Executive Incentive Plan, which is available to eligible employees, directors, consultants and advisors of the Company and its affiliates. The plan allows for the granting of incentive stock options, nonqualified stock options, reload options, stock appreciation rights, and restricted stock representing up to 1,000,000 shares. The Plan is administered by the Compensation Committee of the Board of Directors.

Compensation expense (benefit) related to stock options and restricted units was:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Stock options	$33,494	$28,903	$47,266	$46,997
Restricted stock units	43,779	114,053	107,647	183,984
	$77,273	$142,956	$154,913	$230,981

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017 and as of June 30, 2018 and December 31, 2017

The Company’s stock option activity for the six months ended June 30, 2018 was:

	Total Number of Options	Number of Exercisable Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	312,709	153,121	$3.75	8.17	53,161
Granted or vested	297,790	68,615	$3.68
Exercised	-	-
Forfeited, expired or canceled	(13,750)	-
Outstanding at June 30, 2018	596,749	221,736	$3.72	8.81	$74,552

The Company’s restricted stock unit activity for the six months ended June 30, 2018 was:

Number of Shares
Unvested balance at December 31, 2017	159,588
Granted	638,572
Vested	-
Forfeited or Canceled	(69,588)
Unvested balance at June 30, 2018	728,572

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

Note 16. Operating Leases

The Company rents its headquarters and attached warehousing space from a related party (see Note 10) and their research and development office from an unrelated party under operating leases. The research and development office lease commenced in October 2015 and will expire in 2018, subject to one renewal option for an additional one-year period. The total future minimum lease payments under these leases as of June 30, 2018 is:

Year Ending December 31,
2018 (Remaining)	$65,467
2019	100,003
2020	41,926
Total	$207,396

Total rent expense under all operating leases amounted to $37,208 and $32,951 for the three months ended June 30, 2018 and 2017, and $70,309 and $65,781 for the six months ended June 30, 2018 and 2017, respectively.

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017 and as of June 30, 2018 and December 31, 2017

Note 17. Supplemental Consolidated Statement of Cash Flows Information

Changes in non-cash operating assets and liabilities, as well as other supplemental cash flow disclosures, are as follows:

	Six Months Ended June 30,
	2018	2017
Changes in operating assets and liabilities:
Accounts and note receivable	$(144,413)	$(24,740)
Inventory	(724,217)	(18,019)
Prepaid expenses and other assets	(48,461)	(22,716)
Accounts payable	39,023	181,483
Accrued interest payable	297,645	544,299
Accrued expenses	(388,822)	15,510
Deferred revenu	31,929	23,945
Customer deposits	(32,363)	(6,037)
Net change in operating assets and liabilities	$(969,679)	$693,725

Supplementary cash flow information:
Cash paid during the year for:
Interest	$234,065	$55,035
Income taxes		-

Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Transfer of inventory to leased equipment	$343,539	$307,961
Common stock issued in settlement of accrued interest	915,700	-
Common stock issued in acquisition of Gold Medal Group, LLC	2,250,000	-
Conversion of notes into common stock	9,090,375	-
Conversion of Series B preferred stock into common stock	1,767,371	-
In-Kind payments by investors for Series B convertible preferred stock	216,665	-
Exchange of related party notes payable and advances for Series C preferred stock, warrants and notes payable	5,319,777	-
Accrual of Series A preferred stock dividend	44,207	-
Conversion of Series A preferred stock into common stock	200,000	-

Note 18. Recent Accounting Pronouncements

During the six months ended June 30, 2018, the Company implemented the following recent accounting standards:

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

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017 and as of June 30, 2018 and December 31, 2017

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

Note 19. Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements are available to be issued. Any material events that occur between the balance sheet date and the date that the financial statements were available for issuance are disclosed as subsequent events, while the financial statements are adjusted to reflect any conditions that existed at the balance sheet date. Based upon this review, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of operations for the three months ended June 30, 2018 compared to the three months ended June 30, 2017

Revenue by Type

The following table breaks down our revenue by type:

	Three Months Ended June 30,
	2018		2017
Rental, service and maintenance	$458,843	50.5%	$366,812	66.8%
Equipment sales	199,638	22.0%	182,405	33.2%
Management advisory fees	250,656	27.5%	-	-%
	$909,137	100.0%	$549,217	100.0%

Total revenue increased by $359,920, or 65.5%, from the three months ended June 30, 2017 to the three months ended June 30, 2018. The increase in Revenues was a result of a $92,031, or 25.1% increase in rental, service and maintenance revenue, a $17,233, or 9.5% increase in equipment sales and a $250,656 increase in management advisory and consulting fees, which were new in 2018. The increase in rental, service and maintenance is primarily the result of a larger overall number of deployed units that has led to a 27.0% increase in our total rental revenues, which accounted for 57.9% of the category for the three months ended June 30, 2018, as compared to 57.1% for the three months ended June 30, 2017 and 61.2% of the overall category increase. The total number of digester units under lease as of June 30, 2018 was 151, as compared to 96 digester units deployed as of June 30, 2017 and 91 units as of December 31, 2017, increases of 57.3% and 65.9%, respectively.

Management advisory fees reflect an agreement with Gold Medal Holdings, Inc., which the Company co-invested with Kinderhook Industries on January 25, 2018. The agreement provides that the Company will provide “C” level and other management services and environmental and safety related oversight, which the Company has utilized existing its existing management team to provide. The agreement provides for an annual fee of 10% of Gold Medal’s adjusted EBITDA with a minimum annual fee of $750,000. In addition to the management advisory services, the Company has also provided other project-based services.

Cost of Revenue

The following table breaks down our cost of revenue by type:

	Three Months Ended June 30,
	2018		2017
Rental, service and maintenance	$289,015	68.1%	$272,757	71.9%
Equipment sales	135,564	31.9%	106,664	28.1%
	$424,579	100.0%	$379,421	100.0%

Cost of revenue mainly consists the cost of acquiring digester units that are sold, and depreciation, warehousing, installation, maintenance, parts and shipping costs, as well as related salary and employee costs related to rental units. Total costs of revenue increased by $45,158, or 11.9%, from the three months ended June 30, 2017 to the three months ended June 30, 2018, primarily due an increase in gross margin from our rental, service and maintenance services and a decrease in the margin from our equipment sales.

Rental, service and maintenance costs of revenue increased by $16,258, or 6.0% (as compared to a 25.1% increase in rental, service and maintenance revenue) from the three months ended June 30, 2017 to the three months ended June 30, 2018. Included in the total costs were:

	Three Months Ended June 30,
	2018		2017
Labor related costs	$77,975	27.0%	$67,478	24.7%
Depreciation	87,218	30.2%	69,377	25.4%
Contracted services	37,150	12.8%	40,243	14.8%
Parts and maintenance supplies	86,672	30.0%	95,659	35.1%
	$289,015	100.0%	$272,757	100.0%

Labor related costs increased by $10,497, or 15.6%, from the three months ended June 30, 2017 to the three months ended June 30, 2018 primarily due to increased staffing to support the number of units in service. Depreciation increased 25.7% from the three months ended June 30, 2017 to the three months ended June 30, 2018, due to the increase in the number of units leased. Contracted services decreased by $3,093, or 7.7%, from the three months ended June 30, 2017 to the three months ended June 30, 2018 primarily due to changes in the nature of services required by our national based contracts that require contractor utilization for areas not covered by the Company’s in-house staff. Parts and maintenance supplies decreased by $8,987 or 9.4% due the favorable serviceability of the new Revolution Series of digesters introduced in 2017.

Equipment sales cost of revenue increased by $28,900, or 27.1%, from the three months ended June 30, 2017 to the three months ended June 30, 2018 due to sales to international resellers and a decrease in direct equipment sales as a result of the Company’s emphasis on rental units.

Gross Profit and Margin

The following table breaks down our gross profit by type:

	Three Months Ended June 30,
	2018		2017
Rental, service and maintenance	$169,828	35.1%	$94,055	55.4%
Equipment sales	64,074	13.2%	75,741	44.6%
Management advisory fees	250,656	51.7%	-	-%
	$484,558	100.0%	$169,796	100.0%

The following table breaks down our gross margin by type:

	Three Months Ended June 30,
	2018	2017
Rental, service and maintenance	37.0%	25.6%
Equipment sales	32.1%	41.5%

Rental, service and maintenance gross margin improved from 25.6% for the three months ended June 30, 2017 to 37.0% for the three months ended June 30, 2018. This improvement was the result of changes in demand and improved utilization of fixed costs and semi-fixed costs.

Equipment sales gross margin decreased from 41.5% for the three months ended June 30, 2017 to 32.1% for the three months ended June 30, 2018. This decreased rate was primarily driven by a decrease in direct sales resulting in the majority of sales through resellers that have a lower gross margin rate than direct sales.

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

Operating expenses

The following table breaks down our operating expenses by type:

	Three Months Ended June 30,
	2018		2017
Selling, general and administrative	$1,323,194	77.1%	$1,057,223	63.4%
Research and development	195,130	11.4%	216,822	13.0%
Professional fees	169,154	9.9%	364,227	21.9%
Depreciation and amortization	28,148	1.6%	28,335	1.7%
Total	$1,715,626	100.0%	$1,666,607	100.0%

Total operating expenses decreased by $49,019, or 2.9% from three months ended June 30, 2017 to the three months ended June 30, 2018, primarily due to increased selling, general and administrative expenses offset, in part by decreased professional fees.

Selling, general and administrative expenses increased by $265,971, or 25.2%, from three months ended June 30, 2017 to the three months ended June 30, 2018. The following table breaks down the major categories of selling, general and administrative expenses:

	Three Months Ended June 30,
	2018		2017
Personnel	$872,830	66.0%	$847,212	80.1%
Facility and office costs	98,310	7.4%	83,806	7.9%
Sales and marketing	189,861	14.3%	139,117	13.2%
Other	162,193	12.3%	(12,912)	(1.2)%
Total	$1,323,194	100.0%	$1,057,223	100.0%

Personnel, the largest component of selling, general and administrative expenses increased by 3.0% from the three months ended June 30, 2017 to the three months ended June 30, 2018. Other expenses, which represents 65.8% of the total increase in selling, general and administrative expenses from the three months ended June 30, 2017 to the three months ended June 30, 2018, include a $119,086 increase in foreign currency exchange expense due to unhedged positions between the head office and the UK operations, and also a $40,919 increase in other fees, primarily resulting from the Company’s uplisting. Sales and marketing, which increased by $50,744 or 36.5% from the three months ended June 30, 2017 to the three months ended June 30, 2018, included a one-time charge of $45,000 for our Nasdaq initiation fee.

Research and development expenses decreased by $21,692, or 10.0%, from three months ended June 30, 2017 to the three months ended June 30, 2018, primarily due to a $14,990 decrease in stock-based compensation expense, a $8,657 decrease in external services relating to R&D, offset by an increase in staffing costs.

Professional fees decreased by $195,073, or 53.6% from three months ended June 30, 2017 to the three months ended June 30, 2018. The following table breaks down the major categories of professional fees:

	Three Months Ended June 30,
	2018		2017
Legal	$65,840	38.9%	$45,221	12.4%
Marketing and communications	5,525	3.3%	51,281	14.1%
Investment banking, investor relations and market consulting	22,000	13.0%	195,900	53.8%
Audit and accounting services	75,789	44.8%	71,825	19.7%
Total	$169,154	100.0%	$364,227	100.0%

Professional fees expense decreased primarily due to a decrease of $219,656 in investor relations and marketing consulting offset in-part by a $20,619 increase in legal fees that were driven by the level and complexity of the transactions occurring during the second quarter of 2018.

Other (expense) income

Other expense increased by $3,882,815 for the three months ended June 30, 2018 over the three months ended June 30, 2017. This increase is primarily driven by $3,506,027 in interest expense driven by the valuation of warrants associated with the conversion of the Series B and D convertible notes, which were issued with 100% warrant coverage based upon the number and pricing of shares that the notes converted into and by other conversions. At the time of issuing the notes and warrants the conversion price and thus, the number and exercise price of warrants was not known at the time of raising debt, accordingly the warrants were valued upon conversion. Other expense also increased due to an increase of $141,161 in the equity losses, primarily driven by our recent investment in Gold Medal Group, Inc. A large amount of these initial losses recorded were related to acquisition and other related expenses.

Income tax

For the three months ended June 30, 2018 and 2017 there was no net provision for income tax due to the losses incurred and management’s evaluation of the recovery of the tax asset resulting in net operating loss carry-forward.

The Tax Cuts & Jobs Act (“TCJA”) was enacted in December 2017. Among other things, the TCJA reduces the U.S. federal corporate tax rate from 35% to 21%. The result of the TCJA was to reduce gross deferred tax assets and the corresponding valuation allowance resulting in no net changes in financial position or in the overall tax provision.

Results of operations for the six months ended June 30, 2018 compared to the six months ended June 30, 2017

Revenue by Type

The following table breaks down our revenue by type:

	Six Months Ended June 30,
	2018		2017
Rental, service and maintenance	$899,336	57.8%	$725,348	63.6%
Equipment sales	265,488	17.1%	414,549	36.4%
Management advisory fees	390,039	25.1%	-	-%
	$1,554,863	100.0%	$1,139,897	100.0%

Total revenue increased by $414,966, or 36.4%, from the six months ended June 30, 2017 to the six months ended June 30, 2018. The increase in Revenues was a result of a $173,988, or 24.0% increase in rental, service and maintenance revenue and a $390,039 increase in management advisory fees, which were new in 2018, offset in-part by a $149,061, or 36.0% decrease in equipment sales. The increase in rental, service and maintenance is primarily the result of a larger overall number of deployed units that has led to a 34.4% increase in our total rental revenues, which accounted for 61.5% of the category for the six months ended June 30, 2018, as compared to 56.7% for the six months ended June 30, 2017 and 81.4% of the overall category increase. This increase in rental, service and maintenance revenues was offset by a decrease of $149,061 in revenue derived from equipment sales reflecting the Company’s continued focus on the rental market and, to a lesser extent, a decrease reseller activity in certain international markets. The total number of digester units under lease as of June 30, 2018 in was 151, as compared to 96 digester units deployed as of June 30, 2017 and 91 units as of December 31, 2017, increases of 57.3% and 65.9%, respectively.

Management advisory fees reflect an agreement with Gold Medal Holdings, Inc., which the Company co-invested with Kinderhook Industries on January 25, 2018. The agreement provides that the Company will provide “C” level and other management services and environmental and safety related oversight, which the Company has utilized existing its existing management team to provide. The agreement provides for an annual fee of 10% of Gold Medal’s adjusted EBITDA with a minimum annual fee of $750,000. In addition to the management advisory services, the Company has also provided other project based services.

Cost of Revenue

The following table breaks down our cost of revenue by type:

	Six Months Ended June 30,
	2018		2017
Rental, service and maintenance	$587,584	74.6%	$531,697	69.0%
Equipment sales	199,504	25.4%	239,154	31.0%
	$787,088	100.0%	$770,851	100.0%

Cost of revenue mainly consists the cost of acquiring digester units that are sold, and depreciation, warehousing, installation, maintenance, parts and shipping costs, as well as related salary and employee costs related to rental units. Total costs of revenue increased by $16,237, or 2.1%, from the six months ended June 30, 2017 to the six months ended June 30, 2018, primarily due to the change in mix of revenue between rental, service and maintenance and equipment sales which decreased by $149,061, or 36.0%, from the six months ended June 30, 2017 to the six months ended June 30, 2018.

Rental, service and maintenance costs of revenue increased by $55,887, or 10.5% (as compared to a 24.0% increase in rental, service and maintenance revenue) from the six months ended June 30, 2017 to the six months ended June 30, 2018. Included in the total costs were:

	Six Months Ended June 30,
	2018		2017
Labor related costs	$151,153	25.7%	$123,216	23.2%
Depreciation	172,262	29.3%	143,957	27.1%
Contracted services	94,582	16.1%	78,848	14.8%
Parts and maintenance supplies	169,587	28.9%	185,676	34.9%
	$587,584	100.0%	$531,697	100.0%

Labor related costs increased by $27,937, or 22.7%, from the six months ended June 30, 2017 to the six months ended June 30, 2018 primarily due to increased staffing to support the number of units in service. Depreciation increased 19.7% from the six months ended June 30, 2017 to the six months ended June 30, 2018, due to the increase in the number of units leased. Contracted services increased by $15,734, or 20.0%, from the six months ended June 30, 2017 to the six months ended June 30, 2018 primarily due to large national based contracts that require contractor utilization for areas not covered by the Company’s in-house staff. Parts and maintenance supplies decreased by $16,089 or 8.7% due the favorable serviceability of the new Revolution Series of digesters introduced in 2017.

Equipment sales cost of revenue decreased by $39,650, or 16.6%, from the six months ended June 30, 2017 to the six months ended June 30, 2018 due to an overall 36.0% decrease in equipment sales resulting from the Company’s emphasis on rental units and lower than direct re-seller margins.

Gross Profit and Margin

The following table breaks down our gross profit by type:

	Six Months Ended June 30,
	2018		2017
Rental, service and maintenance	$311,752	40.6%	$193,651	52.5%
Equipment sales	65,984	8.6%	175,395	47.5%
Management advisory fees	390,039	50.8%	-	-%
	$767,775	100.0%	$369,046	100.0%

The following table breaks down our gross margin by type:

	Six Months Ended June 30,
	2018	2017
Rental, service and maintenance	34.7%	26.7%
Equipment sales	24.9%	42.3%

Rental, service and maintenance gross margin improved from 26.7% for the six months ended June 30, 2017 to 34.7% for the six months ended June 30, 2018. This improvement was the result of changes in demand and improved utilization of fixed costs and semi-fixed costs.

Equipment sales gross margin decreased from 42.3% for the six months ended June 30, 2017 to 24.9% for the six months ended June 30, 2018. This decreased rate was primarily driven by an increase in the proportion of sales to resellers and of used units, which were the result of existing customers at lease-end upgrading to new leases on newer versions of our digesters, sold lower margins.

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

Operating expenses

The following table breaks down our operating expenses by type:

	Six Months Ended June 30,
	2018		2017
Selling, general and administrative	$2,414,766	72.6%	$2,121,852	59.0%
Research and development	396,686	11.9%	404,324	11.2%
Professional fees	456,016	13.7%	1,013,850	28.2%
Depreciation and amortization	58,864	1.8%	58,107	1.6%
Total	$3,326,332	100.0%	$3,598,133	100.0%

Total operating expenses decreased by $271,801, or 7.6% from six months ended June 30, 2017 to the six months ended June 30, 2018, primarily due to decreased professional fees.

Selling, general and administrative expenses increased by $292,914, or 13.8%, from six months ended June 30, 2017 to the six months ended June 30, 2018. The following table breaks down the major categories of selling, general and administrative expenses:

	Six Months Ended June 30,
	2018		2017
Personnel	$1,738,240	72.0%	$1,687,020	79.5%
Facility and office costs	209,999	8.7%	173,474	8.2%
Sales and marketing	325,145	13.5%	243,965	11.5%
Other	141,382	5.8%	17,393	0.8%
Total	$2,414,766	100.0%	$2,121,852	100.0%

Personnel, the largest component of selling, general and administrative expenses increased by 3.0% from the six months ended June 30, 2017 to the six months ended June 30, 2018. Other expenses, which represents 42.3% of the total increase in selling, general and administrative expenses from the six months ended June 30, 2017 to the six months ended June 30, 2018, include a $91,590 increase in foreign currency exchange expense due to unhedged positions between the head office and the UK operations, and also a $45,388 increase in other fees, primarily resulting from the Company’s uplisting. Sales and marketing, which increased by $81,180 or 33.3% from the six months ended June 30, 2017 to the six months ended June 30, 2018, included a one-time charge of $45,000 for our Nasdaq initiation fee.

Research and development expenses decreased by $7,638, or 1.9%, from six months ended June 30, 2017 to the six months ended June 30, 2018, primarily due to a decrease in outside services utilized in R&D.

Professional fees decreased by $557,834, or 55.0% from six months ended June 30, 2017 to the six months ended June 30, 2018. The following table breaks down the major categories of professional fees:

	Six Months Ended June 30,
	2018		2017
Legal	$173,104	38.0%	$71,695	7.1%
Marketing and communications	6,513	1.4%	62,331	6.1%
Investment banking, investor relations and market consulting	57,990	12.7%	727,667	71.8%
Audit and accounting services	218,409	47.9%	152,157	15.0%
Total	$456,016	100.0%	$1,013,850	100.0%

Professional fees expense decreased primarily due to a decrease of $669,677 in investor relations and market consulting offset in-part by a $167,661 increase in legal and audit and accounting that were driven by the level and complexity of the transactions occurring during the first half of 2018.

Other (expense) income

Other expense increased by $7,479,860 for the six months ended June 30, 2018 over the six months ended June 30, 2017. This increase is primarily driven by $6,799,640 in interest expense driven by the valuation of warrants associated with the conversion of the Series A, B and D convertible notes, which were issued with 100% warrant coverage based upon the number and pricing of shares that the notes converted into and by other conversions. At the time of issuing the notes and warrants the conversion price and thus, the number and exercise price of warrants was not known at the time of raising debt, accordingly the warrants were valued upon conversion. The interest arising from this valuation is not a cash expense as it results in a corresponding increase in additional paid in capital. Other expense also increased due to an increase of $186,574 in the equity losses, primarily driven by our recent investment in Gold Medal Group, Inc. A large amount of these initial losses recorded were related to acquisition and other related expenses.

Income tax

For the six months ended June 30, 2018 and 2017 there was no net provision for income tax due to the losses incurred and management’s evaluation of the recovery of the tax asset resulting in net operating loss carry-forward.

The Tax Cuts & Jobs Act (“TCJA”) was enacted in December 2017. Among other things, the TCJA reduces the U.S. federal corporate tax rate from 35% to 21%. The result of the TCJA was to reduce gross deferred tax assets and the corresponding valuation allowance resulting in no net changes in financial position or in the overall tax provision.

Liquidity and Capital Resources

For the six months ended June 30, 2018, the Company had a net loss of $10,716,764, incurred a consolidated loss from operations of $2,558,557 and used net cash in consolidated operating activities of $3,750,139. For the year ended December 31, 2017, the Company had a net loss of $8,350,527, incurred a consolidated loss from operations of $6,564,070 and used net cash in consolidated operating activities of $4,772,950. At June 30, 2018 consolidated stockholders’ equity amounted to $4,246,792 and the Company had a consolidated working capital deficit of $484,699. At December 31, 2017, consolidated stockholders’ deficit amounted to $11,016,724 and the Company had a consolidated working capital deficit of $1,755,061. The Company does not yet have a history of financial stability driven by operational profits. Historically, the principal source of liquidity has been the issuance of debt and equity securities. These factors raised substantial doubt about the Company’s ability to continue as a going concern.

Cash

As of June 30, 2018 and December 31, 2017, the Company had cash balances of $1,053,028 and $901,112, respectively.

Borrowings and Debt

The table below presents borrowings at face amount due at maturity, debts and advances as of June 30, 2018, along with their stated maturities.

Year Ending December 31,	Amortizing	Non- Amortizing	Total
2018 (Remaining)	$4,474	$1,000,000	$1,004,474
2019	9,165	-	9,165
2020	4,604	100,000	104,604
2021	4,380	2,500,000	2,504,380
2022 and thereafter	3,820	3,544,477	3,548,297
Total	$26,443	$7,144,477	$7,170,920

Cash Flows

Cash Flows from Operating Activities

We used $3,750,139 of cash in operating activities during the six months ended June 30, 2018 as compared to a use of $2,153,367 during the six months ended June 30, 2017. Our net loss during the six months ended June 30, 2018 of $10,716,764 was reduced by $6,424,970 of interest resulting from the valuation of warrants upon their corresponding debt’s conversion to common stock, $231,120 of depreciation and amortization, $154,913 from stock-based employee compensation as well as by $911,456 of interest resulting from amortization of financing costs and discounts and $192,490 in equity losses from affiliates. Changes in operating assets and liabilities used $969,679 of cash during the six months ended June 30, 2018 as compared to a source of $693,725 for the six months ended June 30, 2017. Our net loss during the six months ended June 30, 2017 of $3,907,434 was impacted by $202,064 of depreciation and amortization, $230,981 from stock-based employee compensation, $518,267 in fees paid in stock and amortization of financing costs and discounts amounting to $71,903.

Cash Flows from Investing Activities

Net Cash used in investing activities amounted to $239,472 for the six months ended June 30, 2018, compared to net cash used by investing activities of $1,099,681for the six months ended June 30, 2017. During both periods, the majority of investments were in various MBT related assets.

Cash Flows from Financing Activities

Cash provided by financing activities amounted to $4,102,675 for the six months ended June 30, 2018, compared to $3,056,272 for the six months ended June 30, 2017, a change of $1,046,403. During the six months ended June 30, 2018, we received $7,125,000 in proceeds from the issuance of notes and preferred stock and repaid $2,468,138 of debts and redeemed $317,000 of our Series A preferred stock, while during the six months ended June 30, 2017, we received $3,076,500 from advances and the issuance of notes and repaid $4,228 in debts.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the six months ended June 30, 2018.

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

On February 22 and March 31, 2018, the Company received proceeds of $360,000 and $981,665 and issued 72,000 and 196,333 shares of Series B convertible preferred stock and warrants to purchase 40,001 and 109,077 shares at $5.00 per share for a term of five years.

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

On March 31, 2018, in connection with the amendment of the Series A redeemable convertible preferred stock, the Company agreed to issue warrants to acquire 180,000 shares of the Company’s common stock at an exercise price of $4.50 per share within five business days of the Company’s common stock being listed and traded on a national exchange. As a result of the Company’s common stock being listed and traded on The Nasdaq Capital Market on April 9, 2018, such warrants were issued.

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

BioHiTech Global, Inc.

August 14, 2018	By:	/s/ Frank E. Celli
	Name:	Frank E. Celli
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian C. Essman
	Name:	Brian C. Essman
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

