Form 10-Q
period 2018-09-30
BIOHITECH GLOBAL, INC.
filed 2018-11-14
CIK 1590383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes   ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 9, 2018
Common Stock, $0.0001 par value per share	14,652,956 shares

BioHiTech Global, Inc. and Subsidiaries

PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Rental, service and maintenance	$469,978	$415,402	$1,369,314	$1,140,751
Equipment sales	282,246	240,945	547,735	655,493
Management advisory and other fees	335,858	-	725,897	-
Total revenue	1,088,082	656,347	2,642,946	1,796,244
Cost of revenue
Rental, service and maintenance	336,842	348,862	912,061	880,559
Equipment sales	155,651	151,998	355,154	391,152
Total Cost of revenue	492,493	500,860	1,267,215	1.271,711
Gross profit	595,589	155,487	1,375,731	524,533
Operating expenses
Selling, general and administrative	1,744,570	1,901,486	5,024,406	5,441,513
Depreciation and amortization	28,297	27,674	87,160	85,781
Total operating expenses	1,772,867	1,929,160	5,111,566	5,527,294
Loss from operations	(1,177,278)	(1,773,673)	(3,735,835)	(5,002,761)
Other expense (income)
Equity loss in affiliate	179,041	5,922	371,531	11,838
Interest expense	593,041	527,896	1,878,596	1,198,327
Interest expense incurred in warrant valuation and conversions	47,767	-	6,727,929	1,999
Total other expense	819,849	533,818	8,978,056	1,212,164
Net loss	(1,997,127)	(2,307,491)	(12,713,891)	(6,214,925)

Other comprehensive (loss) income
Foreign currency translation adjustment	3,820	(15,891)	27,740	(44,395)
Comprehensive loss	$(1,993,307)	$(2,323,382)	$(12,686,151)	$(6,259,320)

Net loss per common share - basic and diluted	$(0.15)	$(0.27)	$(0.99)	$(0.75)
Weighted average number of common shares outstanding - basic and diluted	14,575,375	8,397,191	13,257,303	8,316,943

See accompanying notes to unaudited interim consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2018	2017
		(Revised)
Assets
Current Assets
Cash	$384,403	$901,112
Accounts receivable, net	339,741	274,405
Inventory	794,650	332,101
Prepaid expenses and other current assets	103,774	79,686
Total Current Assets	1,622,568	1,587,304
Equipment on operating leases, net	1,612,100	1,451,144
Equipment, fixtures and vehicles, net	52,857	63,509
Intangible assets, net	106,483	174,133
Investment in unconsolidated affiliates	2,894,732	1,016,263
MBT facility development and license costs	6,552,485	6,223,766
Other assets	13,500	23,500
Total Assets	$12,854,725	$10,539,619
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Line of credit, net of financing costs of $22,618 as of September 30, 2018	$977,382	$1,000,000
Accounts payable	1,281,978	1,287,740
Accrued interest payable	116,851	29,431
Accrued expenses	506,361	892,136
Deferred revenue	97,767	84,686
Customer deposits	22,560	39,498
Long-term debt, current portion	9,091	8,874
Total Current Liabilities	3,011,990	3,342,365
Notes payable	100,000	375,000
Line of credit	-	1,463,736
Junior note due to related party, net of discounts of $123,573 as of September 30, 2018	920,904	4,500,000
Advance from related party	-	544,777
Accrued interest	1,229,807	1,860,591
Convertible unsecured note	-	103,885
Convertible subordinated secured notes	-	1,021,916
Unsecured subordinated mandatorily convertible series notes	-	7,698,819
Senior Secured Note Payable, net of financing costs of $171,152 and discounts of $1,051,190	3,777,658	-
Long-term debt, net of current portion	15,125	21,971
Total Liabilities	9,055,484	20,933,060
Series A redeemable convertible preferred stock, 333,401 shares designated and issued, and 183,312 and 333,401 outstanding as of September 30, 2018 and December 31, 2017	817,421	623,283
Commitments and Contingencies	-	-
Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 2,444,601 and 1,444,601 designated, 1,189,234 and 493,401 issued, and 610,812 and 493,401 outstanding as of September 30, 2018 and December 31, 2017, respectively:
Series B Convertible preferred stock, 1,111,200 shares designated: 428,333 and 160,000 shares issued, and 0 and 160,000 outstanding as of September 30, 2018 and December 31, 2017, respectively	-	699,332
Series C Convertible preferred stock, 1,000,000 shares designated, 427,500 shares issued and outstanding	3,050,142	-
Common stock, $0.0001 par value, 50,000,000 shares authorized, 14,630,734 and 9,598,208 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively, at par	1,463	960
Additional paid in capital	42,452,342	17,752,990
Accumulated deficit	(42,511,277)	(29,431,416)
Accumulated other comprehensive (loss)	(10,850)	(38,590)
Total Stockholders' Equity (Deficit)	2,981,820	(11,016,724)
Total Liabilities and Stockholders' Equity (Deficit)	$12,854,725	$10,539,619

See accompanying notes to unaudited interim consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss:	$(12,713,891)	$(6,214,925)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	354,383	299,021
Provision for bad debts	21,355	89,630
Stock based employee compensation	485,244	375,508
Fees paid in stock and warrants	-	871,531
Interest resulting from amortization of financing costs and discounts	1,318,895	223,718
Equity loss in affiliate	371,531	11,838
Change in fair value of warrant liability	-	1,999
Interest resulting from warrants valued upon conversion of host debt instruments	6,424,970	-
Changes in operating assets and liabilities	(648,717)	505,650
Net cash used in operations	(4,386,230)	(3,836,030)

Cash flow from investing activities:
Sale of used machinery and equipment	-	13,530
Investment in Entsorga West Virginia, LLC	-	(1,034,028)
MBT facility development costs incurred	(328,718)	(139,313)
Purchases of equipment, fixtures and vehicles	(8,944)	(6,057)
Net cash used in investing activities	(337,662)	(1,165,868)

Cash flows from financing activities:
Proceeds from issuance of senior secured credit facility and common stock	5,000,000	-
Repayment of line of credit facility	(2,463,736)	-
Proceeds from new line of credit facility	1,000,000	-
Exercise of employee stock options	61,976	-
Proceeds from convertible notes, including warrants and beneficial conversion features	-	2,459,000
Deferred financing costs incurred	(237,187)	(23,000)
Repayments of long-term debt	(6,629)	(6,369)
Proceeds from the issuance of Series B convertible preferred stock and warrants	1,125,000	-
Redemption of Series A preferred stock	(317,000)	-
Related party:
Net increases of advances	-	1,120,756
Proceeds from promissory notes	-	786,973
Proceeds from convertible notes	-	800,000
Net cash provided by financing activities	4,162,424	5,137,360
Effect of exchange rate on cash	44,759	18,880
Net change in cash	(516,709)	154,342
Cash - beginning of period	901,112	325,987
Cash - end of period	$384,403	$480,329

Note 17 includes supplemental cash flow information, non-cash investing and financing activities and changes in operating assets and liabilities.

See accompanying notes to unaudited interim consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Other Loss	Deficit	Total
Balance at January 1, 2018 (Revised)	160,000	$699,332	9,598,208	$960	$17,752,990	$(38,590)	$(29,431,416)	$(11,016,724)
Issuance of Series B preferred stock	268,333	1,068,039			273,626			1,341,665
Issuance of Series C preferred stock	427,500	3,050,142			1,360,681			4,410,823
Common stock issued for acquisition of Gold Medal Group			500,000	50	2,249,950			2,250,000
Share-based employee and director compensation					485,244			485,244
Exercise of employee options			16,527	2	61,975			61,977
Share-based professional services compensation			96,179	10	125,323			125,333
Conversion of debt into common stock			3,304,140	330	9,090,045			9,090,375
Interest on converted debt in common stock			196,050	20	915,680			915,700
Conversion of Series B preferred stock into common stock	(428,333)	(1,767,371)	480,067	48	1,767,323			-
Conversion of Series A preferred stock into common stock			96,320	9	433,436			433,445
Common stock issued in connection with debt financings			320,000	32	1,212,089			1,212,121
Warrants valued in connection with debt conversions and amendments			23,243	2	6,424,968			6,424,970
Foreign currency translation adjustment						27,740		27,740
Preferred stock dividends					299,012		(365,970)	(66,958)
Net loss							(12,713,891)	(12,713,891)
Balance at September 30, 2018	427,500	$3,050,142	14,630,734	$1,463	$42,452,342	$(10,850)	$(42,511,277)	$2,981,820

See accompanying notes to unaudited interim consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2018 and 2017 and as of September 30, 2018 and December 31, 2017

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

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2017, which contains the audited financial statements and notes thereto, for the years ended December 31, 2017 and 2016 included within the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 2, 2018. The financial information as of December 31, 2017 presented hereto is derived from the audited consolidated financial statements presented in the Company’s audited consolidated financial statements for the year ended December 31, 2017. The interim results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

Reclassifications to certain prior period amounts have been made to conform to current period presentation. These reclassifications have no effect on previously reported net loss.

Going Concern and Liquidity - For the nine months ended September 30, 2018, the Company had a net loss of $12,713,891, incurred a consolidated loss from operations of $3,735,835 and used net cash in consolidated operating activities of $4,386,230. For the year ended December 31, 2017, the Company had a net loss of $8,350,527, incurred a consolidated loss from operations of $6,564,070 and used net cash in consolidated operating activities of $4,772,950. At September 30, 2018, consolidated stockholders’ equity amounted to $2,981,820 and the Company had a consolidated working capital deficit of $1,389,422. The Company does not yet have a history of financial stability. Historically the principal source of liquidity has been the issuance of debt and equity securities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2018 and 2017 and as of September 30, 2018 and December 31, 2017

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

The adoption of Topic 606 did not have a material impact on the timing or amounts of revenue recognized in the Company’s unaudited condensed consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the three and nine months ended September 30, 2018. Furthermore, the Company expects the impact of the adoption of the new standard to be immaterial to our revenue and gross profit on an ongoing basis. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2018 and 2017 and as of September 30, 2018 and December 31, 2017

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

Note 3. Accounts Receivable, net

Accounts receivable consists of the following:

	September 30,	December 31,
	2018	2017
Accounts receivable	$449,780	$408,693
Less: allowance for doubtful accounts receivable	(110,039)	(134,288)
	$339,741	$274,405

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2018 and 2017 and as of September 30, 2018 and December 31, 2017

Note 4. Inventory

Inventory, comprised of finished goods and parts or assemblies, consist of the following:

	September 30,	December 31,
	2018	2017
Equipment	$297,788	$139,939
Parts and assemblies	496,862	192,162
	$794,650	$332,101

Note 5. Equipment on Operating Leases, net

Equipment on operating leases consist of the following:

	September 30,	December 31,
	2018	2017
Leased equipment	$2,834,963	$2,558,423
Less: accumulated depreciation	(1,222,863)	(1,107,279)
	$1,612,100	$1,451,144

During the three months ended September 30, 2018 and 2017, depreciation expense included in cost of revenue, amounted to $94,967 and $69,312, respectively. During the nine months ended September 30, 2018 and 2017, depreciation expense included in cost of revenue, amounted to $267,229 and $213,268, respectively.

The Company is a lessor of Revolution and Eco Safe Series digester units under non-cancellable operating lease agreements expiring through September 2023. During the three months ended September 30, 2018 and 2017, revenue under the agreements, which is included in rental, service and maintenance revenue, amounted to $299,537 and $224,828, respectively. During the nine months ended September 30, 2018 and 2017, revenue under the agreements amounted to $852,675 and $636,406, respectively. The minimum future estimated contractual payments to be received under these leases as of September 30, 2018 is as follows:

Year ending December 31,
2018 (remaining)	$316,526
2019	1,056,434
2020	777,665
2021	497,238
2022 and thereafter	358,447
Total minimum lease income as of September 30, 2018	$3,006,310

Total minimum lease income as of December 31, 2017	$2,782,755

Note 6. Equipment, Fixtures and Vehicles, net

Equipment, fixtures and vehicles consist of the following:

	September 30,	December 31,
	2018	2017
Computer software and hardware	$111,026	$102,195
Furniture and fixtures	48,196	48,196
Vehicles	50,319	71,918
	209,541	222,309
Less: accumulated depreciation and amortization	(156,684)	(158,800)
	$52,857	$63,509

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2018 and 2017 and as of September 30, 2018 and December 31, 2017

During the three months ended September 30, 2018 and 2017, depreciation expense amounted to $5,747 and $5,124, respectively. During the nine months ended September 30, 2018 and 2017, depreciation expense amounted to $19,510 and $15,422, respectively.

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

Summarized financial information for EWV is as follows:

June 30,
Balance Sheet	2018(a)
Current assets:
Cash	$1,473,869
Prepaid expenses	-
Non-current assets:
Restricted cash	3,781,482
Facility under development and construction	28,485,460
Total Assets	$33,740,811
Current liabilities:
Accrued expenses and other current liabilities	$-
Accrued interest payable	591,608
Current portion of bonds	4,516,140
Non-current liabilities - Tax-exempt bonds, net of $1,464,618 of issuance costs	23,579,016
Membership equity	5,054,047
$33,740,811

Statement of Operations	Six Months ended June 30, 2018
Revenue	$-
Operating expenses	38,696
Loss from operations	(38,696)
Interest expense	33,669
Net loss	$(72,365)
Net loss attributable to BioHiTech Global, Inc. (17.2%)	(12,447)
Loss recognized by BioHiTech Global, Inc. during the nine months ended September 30, 2018	$(12,447)

(a.)	The Company utilizes a three-month lag in reporting its share of equity income or loss in EWV.

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

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2018 and 2017 and as of September 30, 2018 and December 31, 2017

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

Summarized financial information for Gold Medal Group, Inc. is as follows:

June 30,
Balance Sheet	2018(a)
Assets:
Cash	$3,939,157
Other current assets	14,346,692
Plant property and equipment	34,753,018
Intangible assets	95,569,449
Total assets	$148,608,316
Liabilities:
Current liabilities	27,952,874
Commercial debt	70,576,731
Total liabilities	98,529,605
Shareholders’ equity	50,078,711
Total liabilities and shareholders’ equity	$148,608,316

Statement of Operations	Period from acquisition to June 30, 2018
Revenue	$22,992,951
Operating expenses	30,554,720
Loss from operations	(7,561,769)
Interest expense	2,556,626
Net loss	$(10,118,395)
Net loss attributable to BioHiTech Global, Inc. (3.1%)	(313,670)
Loss recognized by BioHiTech Global, Inc. during the nine months ended September 30, 2018	$(313,670)

(a.)	The Company utilizes a three-month lag in reporting its share of equity income or loss in GM Group.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2018 and 2017 and as of September 30, 2018 and December 31, 2017

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

Note 8. MBT Facility Development and License Costs

MBT Facility Development Costs

On March 1, 2017, the Town Counsel of New Windsor, NY approved, the sale of 12 acres of property to the Company for the development of a Mechanical Biological Treatment (“MBT”) facility, for which the agreement was executed on April 10, 2017. The purchase price of the property is $1,092,000, subject to reduction for option payments made by the Company in the monthly amount of $3,500 for the first 12 months and $6,000 per month for the following 12 months, until the closing. The purchase of the property is contingent upon the Company obtaining: necessary permits to allow construction of a Mechanical Biological Treatment (“MBT”) facility; approvals from state and local authorities; financing for the construction of the MBT facility; contracts for offtake of solid recovered fuel; and the satisfaction of the Company’s due diligence investigation of the property. The contract also contains customary representations warranties and covenants of the parties for like transactions.

During 2018, the Company commenced initial development of a project in Rensselaer, NY. As of September 30, 2018, the Company is pursuing permits and other approvals required to continue development of the project.

The capitalized costs related project sites is as follows:

	Rensselaer, NY	New Windsor, NY
	September 30,	September 30,	December 31,
	2018	2018	2017
Land acquisition	$-	$54,000	$48,000
Legal	-	46,030	10,371
Survey and engineering	124,975	308,280	146,195
Total	$124,975	$408,310	$204,566

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

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2018 and 2017 and as of September 30, 2018 and December 31, 2017

Note 9. Risk Concentrations

The Company operates as a single segment on a worldwide basis through its subsidiaries, resellers and independent sales agents. Gross revenues and net non-current tangible assets on a domestic and international basis is as follows:

	United States	International	Total
2018:
Revenue, for the nine months ended September 30, 2018	$2,333,242	$309,704	$2,642,946
Revenue, for the three months ended September 30, 2018	939,503	148,579	1,088,082
Non-current tangible assets, as of September 30, 2018	1,402,320	276,137	1,678,457

2017:
Revenue, for the nine months ended September 30, 2017	$1,421,711	$374,533	$1,796,244
Revenue, for the three months ended September 30, 2017	528,370	127,977	656,347
Non-current tangible assets, as of December 31, 2017	1,349,461	188,692	1,538,153

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

Major customers — During the three months ended September 30, 2018, two customers represented at least 10% of revenues, accounting for 31.3% (Gold Medal Holdings, Inc., an unconsolidated affiliate) and 10.1% of revenues. During the three months ended September 30, 2017, two customers represented at least 10% of revenues, each accounting for 12% of revenues. During the nine months ended September 30, 2018, one customer represented at least 10% of revenues, 38.0% (Gold Medal Holdings, Inc., an unconsolidated affiliate) of revenues. During the nine months ended September 30, 2017, no customers accounted for at least 10% of revenues.

As of September 30, 2018, three customers represented at least 10% of accounts receivable, accounting for 15.4% (Gold Medal Holdings, Inc., an unconsolidated affiliate), 13.8% and 11.0% of accounts receivable. As of December 31, 2017, no customers represented at least 10% of accounts receivable.

Vendor concentration — During the three months ended September 30, 2018, one vendor represented at least 10% of costs of revenue, accounting for 16.2% (a 1.4% shareholder) of the combined cost of revenues and change in inventory. During the nine months ended September 30, 2018, two vendors represented at least 10% of costs of revenue, accounting for 28.7% (a 1.4% shareholder) and 12.1% of the combined cost of revenues and change in inventory. During the three months ended September 30, 2017, two vendors represented at least 10% of costs of revenue, accounting for 23% (a 1.9% shareholder) and 11% of the combined cost of revenues and change in inventory. During the nine months ended September 30, 2017, two vendors represented at least 10% of costs of revenue, accounting for 18% (a 1.9% shareholder) and 11% of the combined cost of revenues and change in inventory.

As of September 30, 2018, two vendors represented at least 10% of accounts payable, accounting for 20.3% (a 1.4% shareholder) and 19.5% accounts payable. As of December 31, 2017, three vendors represented at least 10% of accounts payable, accounting for 19% (BioHiTech International, Inc., a related party), 19% and 18% (a 1.4% shareholder) of accounts payable.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2018 and 2017 and as of September 30, 2018 and December 31, 2017

Note 10. Related Party Transactions

Related parties include Directors, Senior Management Officers, and shareholders, plus their immediate family, who own a 5% or greater ownership interest at the time of a transaction. The table below presents the face amount of direct related party assets and liabilities and other transactions or conditions as of or during the periods indicated.

		September 30,	December 31,
		2018	2017
Assets:
Accounts receivable	(k, l and m)	$52,333	$-
Intangible assets, net	(a)	106,483	174,133
Liabilities:
Accounts payable	(a)	111,411	298,942
Accrued interest payable		46,796	9,536
Long term accrued interest		1,229,807	1,545,146
Notes payable		-	275,000
Advance from related party	(b)	-	544,777
Junior promissory note	(c)	1,044,477	-
Promissory note - related parties	(d)	-	4,500,000
Series A - Unsecured subordinated convertible notes	(e)	-	2,250,000
Series B - Unsecured subordinated convertible notes	(f)	-	1,750,000
Series C - Subordinated secured convertible notes	(g)	-	450,000
Series D - Unsecured subordinated convertible notes	(h)	-	325,000
Series V - Unsecured subordinated convertible notes	(i)	-	300,000
Other:
Line of credit guarantee	(j)	1,000,000	2,463,736

The table below presents direct related party expenses or transactions for the periods indicated. Compensation and related costs for employees of the Company are excluded from the table below.

		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Management advisory fees	(k)	$270,833	$-	$597,717	$-
Project fees	(l)	65,025	-	128,180	-
Consulting revenue	(m)	24,535	18,526	68,821	53,180
S, G & A - Rent expense	(n)	13,646	13,511	45,151	40,002
Cost of revenues - Rent expense	(n)	11,138	11,027	33,413	32,646
S, G & A - Consulting expense	(a)	50,000	50,000	150,000	150,000
Interest expense		57,890	272,250	262,089	745,571
Debt guarantee fees	(j)	31,250	-	52,083	-
Cost of revenue, inventory or equipment on operating leases acquired	(a)	2,720	2,822	14,525	9,003

(a)	Distribution Agreement - BioHiTech has an exclusive license and distribution agreement (the “License Agreement”) with BioHiTech International, Inc. (“BHT-I”), a company owned by James Koh, a BioHiTech shareholder and other unrelated parties. The License Agreement provides distribution rights to the Eco-Safe Digester through December 31, 2023 (unless extended by mutual agreement) and for annual payments to Mr. Koh in the amount of $200,000 for the term of the License Agreement and a 2.5% additional commission on all sales closed by Mr. Koh.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2018 and 2017 and as of September 30, 2018 and December 31, 2017

(b)	Advance from Related Party - The Company’s Chief Executive Officer (the “Officer”) has in the past advanced the Company funds for operating and capital purposes. The advances bear interest at 13% and are unsecured and due on demand. There are no financial covenants related to this advance and there are no formal commitments to extend any further advances. On February 2, 2018 the advances were part of an exchange that resulted in the issuance of Series C preferred stock, warrants and a new junior promissory note, see (c) below.

(c)	Junior Promissory Note - On February 2, 2018, the Company entered into a Securities Exchange and Note Purchase Agreement (the “Exchange Agreement”) with Frank E. Celli, the Company’s Chief Executive Officer, whereby Celli exchanged $4,500,000 in a note receivable from the Company and $544,777 in advances made to the Company for $4,000,000 of the Registrant’s Series C Convertible Preferred Stock, par value $0.0001 (the Series C Preferred Stock”) and a junior promissory note (the “Junior Note”). The Junior Note, which is subordinated to the senior secured note, is not convertible, accrues interest at the rate of 10.25% per annum and matures on February 2, 2024.

(d)	Promissory Note - Related Party –On June 25, 2014, the Company initially entered into a secured promissory note with the Company’s Chief Executive Officer in the aggregate amount of $1,000,000 (the “Promissory Note”). This note has been amended effective July 31, 2015, January 1, 2016 and February 1, 2017. The amended note, which had an outstanding balance of $4,500,000 as of December 31, 2017 and on the date of conversion, was converted into a series of the Company’s preferred stock on February 2, 2018

(e)	Series A Unsecured Subordinated Convertible Notes and Warrants - In connection with the Company’s issuance of unsecured subordinated convertible notes and warrants in 2016, as further disclosed in Note 11, certain related parties participated in such offering. In accordance with the terms of the notes, all of the outstanding balances were converted into the Company’s common stock on February 10, 2018 at $2.75 per share.

(f)	Series B Unsecured Subordinated Convertible Notes and Warrants - In connection with the Company’s issuance of unsecured subordinated convertible notes and warrants in 2016, as further disclosed in Note 11, certain related parties participated in such offering. As a result of the Company’s listing on Nasdaq, all of outstanding balances were converted into the Company’s common stock on April 9, 2018 at $2.75 per share.

(g)	Series C – Subordinated secured convertible notes - In connection with the Company’s issuance of subordinated secured convertible notes and warrants in 2017, as further disclosed in Note 11, certain related parties participated in such offering. As a result of the Company’s listing on Nasdaq, all of outstanding balances were converted into the Company’s common stock on April 9, 2018 at $2.75 per share.

(h)	Series D - Unsecured subordinated convertible notes - In connection with the Company’s issuance of unsecured subordinated convertible notes and warrants in 2016, as further disclosed in Note 11, certain related parties participated in such offering. As a result of the Company’s listing on Nasdaq, all of outstanding balances were converted into the Company’s common stock on April 9, 2018 at $2.75 per share.

(i)	Series V Unsecured Subordinated Convertible Notes - In connection with the Company’s issuance of unsecured subordinated convertible notes in 2016, as further disclosed in Note 11, BioHiTech International, see note a, above, exchanged $300,000 in accounts payable by the Company for a $300,000 note. As a result of the Company’s listing on Nasdaq, all of outstanding balances were converted into the Company’s common stock on April 9, 2018 at $2.75 per share.

(j)	Line of Credit - Under the terms of the line of credit, several related parties have personally guaranteed the line and are contingently liable should the Company not meet its obligations under the line. In connection with the new line of credit entered into on February 2, 2018, the Chief Executive Officer and a Director have provided a guarantee of the line of credit in exchange for a fee representing 4.5% of the debt.

(k)	Management Advisory Fees - The Company provides management advisory services to Gold Medal Holdings, Inc., an entity that the Company accounts for as an equity investment effective February 2018.

(l)	Project Fees – In addition to Management Advisory Fees, the Company also has provided to Gold Medal Holdings, Inc. non-management advisory services related to projects relating to technology and operations.

(m)	Consulting Revenue - The Company provides environmental and project consulting to Entsorga West Virginia LLC, an entity that the Company accounts for as an equity investment effective March 2017.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2018 and 2017 and as of September 30, 2018 and December 31, 2017

(n)	Facility Lease - The Company leases its corporate headquarters and warehouse space from BioHiTech Realty LLC, a company owned by two stockholders of the Company, one of whom is the Chief Executive Officer. The lease expires in 2020, with a renewal option for an additional five-year period. Minimum lease payments as of September 30, 2018 under these operating leases are:

Year ending December 31,
2018 (Remaining)	$24,784
2019	100,003
2020	41,926
Total	$166,713

Note 11. Line of Credit, Notes Payable, Advances, Promissory Note, Convertible Promissory Notes and Long-Term Debt

Notes, lines, advances and long-term debts are comprised of the following:

	September 30, 2018		December 31, 2017
	Total	Related Party	Total	Related Party
Line of credit	$977,382	$-	$2,463,736	$-
Unsecured subordinated convertible notes:
Series A	-	-	3,393,116	2,250,000
Series B	-	-	1,885,955	1,750,000
Series D	-	-	1,994,748	325,000
Series V	-	-	425,000	300,000
Series C – Subordinated secured convertible notes	-	-	1,021,916	450,000
Convertible note	-	-	103,885	-
Senior secured promissory note	3,777,658	-	-	-
Junior note payable	920,904	920,904	-	-
Promissory note - related party	-	-	4,500,000	4,500,000
Notes payable	100,000	-	375,000	275,000
Advances	-	-	544,777	544,777
Long term debt - other, current and long-term portion	24,216	-	30,845	-

Line of Credit — In a series of transactions, on February 2, 2018, in connection with its $5,000,000 gross proceeds financing with Michaelson Capital Special Finance Fund II, L.P., the Company utilized a portion of the proceeds to pay off, in-full, and close out an existing line of credit with Comerica Bank (“Comerica”) that was payable and secured by the assets of the Company’s subsidiary, BioHiTech America, LLC. Also, in connection with and in accordance with the MCSFF financing, on February 2, 2018, the Company’s subsidiary, BHT Financial, LLC (“BHTF”) entered into a new Credit Agreement (the “Credit Agreement”) and a Master Revolving Note (the “Note”) with Comerica that provides for a facility of up to $1,000,000, secured by the assets of BHTF. The Note line does not have any financial covenants, carries interest at the rate of 3%, plus either the Comerica prime rate or a LIBOR-based rate, (6.11% as of September 30, 2018) and matures on January 1, 2020. The line of credit is secured by the assets of BHTF and is personally guaranteed by the Company’s Chief Executive Officer, Frank E. Celli and James C Chambers, a director.

As of September 30, 2018, the $1,000,000 balance outstanding is presented net of $26,000 in gross costs associated with the financing, net of $3,382 in amortization calculated on the effective interest method, which is included in interest expense.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2018 and 2017 and as of September 30, 2018 and December 31, 2017

Michaelson Senior Secured Term Promissory Financing – On February 2, 2018, the Company and several of the Company’s wholly-owned subsidiaries entered into and consummated a Note Purchase and Security Agreement (the “Purchase Agreement”) with Michaelson Capital Special Finance Fund II, L.P. (“ MCSFF ”) to issue a senior secured term promissory note in the principal amount of Five Million Dollars ($5,000,000) (the “Note”). The Note is not convertible and accrues interest at the rate of 10.25% per annum. The Note is to be repaid in eight, equal, quarterly installments of Six Hundred Twenty Five Thousand Dollars ($625,000) commencing on March 15, 2021 and ending February 2, 2023 (the “Maturity Date”). Additionally, the Note is secured by a general security interest in all of the Company’s assets as well all of the assets of the Company’s subsidiaries. Further, the Company’s Chief Executive Officer, guaranteed a portion of the Registrant’s obligations to MCSFF. In connection with the issuance of the Note, the Company issued MCSFF 320,000 shares of the Registrant’s common stock, par value $0.0001 per share. The Purchase Agreement contains customary provisions, including representations, warranties, indemnities and “piggyback” registration rights, and closed upon the satisfaction of customary closing conditions. As of September 30, 2018, the carrying balance of the note is comprised of $5,000,000 face, less $1,212,121 allocated to the common stock issued, less associated amortization of $160,931 on the stock discount, less deferred financing costs of $211,187, less $40,035 of associated deferred financing cost amortization. All amortization is computed on the interest method and included in interest expense.

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

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2018 and 2017 and as of September 30, 2018 and December 31, 2017

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

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2018 and 2017 and as of September 30, 2018 and December 31, 2017

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

As of September 30, 2018, the holder has warrants outstanding that provide for the acquisition of up to 24,750 shares of common stock at $4.00 per share and expire in five years from the date of issuance (June 26, 2022).

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

As of September 30, 2018, an unsecured note of $100,000 with an unrelated party remains outstanding. The note provides for interest at 10.0% and matures on January 1, 2020.

Long Term Debt — Represents two loans collateralized by vehicles with interest ranging from 1.9% to 4.99%, each with amortizing principal payment requirements through 2020 and 2022, respectively.

Maturities of Non-Current Promissory Note, Long Term Debt and Unsecured Subordinated Convertible Notes — as of September 30, 2018, excluding discounts and deferred finance costs, which are being amortized as interest expense, are as follow:

Year Ending December 31,	Amortizing	Non- Amortizing	Total
2018 (Remaining)	$2,247	$1,000,000	$1,002,247
2019	9,165	-	9,165
2020	4,604	100,000	104,604
2021	4,380	2,500,000	2,504,380
2022 and thereafter	3,820	3,544,477	3,548,297
Total	$24,216	$7,144,477	$7,168,693

Interest Expense — All interest on the Company’s various debts are recognized as interest expense in the accompanying consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2018 and 2017 and as of September 30, 2018 and December 31, 2017

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

Note 13. Equity Transactions

The Company has had the following equity related transactions during the nine months ended September 30, 2018:

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

In connection with the amendment, the holder subsequently redeemed $317,000 in stated value shares at stated value, which resulted in the Company reflecting an additional interest expense of $157,455 to write off unamortized discounts and costs relating to the shares redeemed.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2018 and 2017 and as of September 30, 2018 and December 31, 2017

During June of 2018, the holder converted 40,000 shares with an aggregate stated value of $200,000 of stated value for 44,444 shares of common stock. In connection with the conversion the Company reflecting an additional interest expense of $73,461 to write off unamortized discounts and costs relating to the shares converted.

During August of 2018, the holder converted 46,689 shares with an aggregate stated value of $233,445 of stated value for 51,876 shares of common stock. In connection with the conversion the Company reflecting an additional interest expense of $47,767 to write off unamortized discounts and costs relating to the shares converted.

As of September 30, 2018, the net Series A Preferred Stock balance of $817,421 is comprised of 183,312 shares with a stated value of $916,560 less unamortized discounts of $99,139, which are being amortized as interest utilizing the interest method.

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

Series C Convertible Preferred Stock — The Series C Preferred Stock has a stated value of $10.00 per share and is convertible, at the holder’s option, into the Registrant’s common stock, par $0.0001, at a conversion price of $4.75 per share. The Series C Preferred Stock is non-redeemable, has voting rights together with the common stock, par $0.0001, at the rate of 4 votes to 1 and accrues dividends at 10.25% of the stated value outstanding. As of September 30, 2018, the Series C Preferred Stock is comprised of $4,275,000 face value, less $556,283 warrant valuation and beneficial conversion features of $668,575 reflected in additional paid in capital.

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

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2018 and 2017 and as of September 30, 2018 and December 31, 2017

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

Compensation expense related to stock options and restricted units was:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Stock options	$68,264	$29,221	$115,530	$76,218
Restricted stock units	262,064	115,306	369,714	299,290
	$330,328	$144,527	$485,244	$375,508

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2018 and 2017 and as of September 30, 2018 and December 31, 2017

The Company’s stock option activity for the nine months ended September 30, 2018 was:

	Total Number of Options	Number of Exercisable Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	312,709	153,681	$3.75	8.17	53,161
Granted or vested	297,790	79,721	3.68
Exercised	(16,527)	(16,527)	3.75
Forfeited, expired or canceled	(27,640)	(11,666)	3.75
Outstanding at September 30, 2018	566,332	205,209	$3.71	8.59	$-

During the third quarter of 2018, exercises of employee stock options totaled 16,527 shares at $3.75 per share, resulting in proceeds of $61,977.

The Company’s restricted stock unit activity for the nine months ended September 30, 2018 was:

Number of Shares
Unvested balance at December 31, 2017	159,588
Granted	714,263
Vested	-
Forfeited or Canceled	(91,112)
Unvested balance at September 30, 2018	782,739

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

Note 16. Operating Leases

The Company rents its headquarters and attached warehousing space from a related party (see Note 10) and their research and development office from an unrelated party under operating leases. The research and development office lease commenced in October 2015 and will expire in 2018, subject to one renewal option for an additional one-year period. The total future minimum lease payments under these leases as of September 30, 2018 is:

Year Ending December 31,
2018 (Remaining)	$24,784
2019	100,003
2020	41,926
Total	$166,713

Total rent expense under all operating leases amounted to $37,874 and $39,921 for the three months ended September 30, 2018 and 2017, and $108,182 and $105,702 for the nine months ended September 30, 2018 and 2017, respectively.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2018 and 2017 and as of September 30, 2018 and December 31, 2017

Note 17. Supplemental Consolidated Statement of Cash Flows Information

Changes in non-cash operating assets and liabilities, as well as other supplemental cash flow disclosures, are as follows:

	Nine Months Ended September 30,
	2018	2017
Changes in operating assets and liabilities:
Accounts and note receivable	$(90,884)	$(182,297)
Inventory	(905,043)	(78,634)
Prepaid expenses and other assets	(14,216)	(88,924)
Accounts payable	336,315	(138,665)
Accrued interest payable	377,709	876,342
Accrued expenses	(350,867)	26,041
Deferred revenue	15,206	42,496
Customer deposits	(16,937)	49,291
Net change in operating assets and liabilities	$(648,717)	$505,650

Supplementary cash flow information:
Cash paid during the year for:
Interest	$378,431	$84,784
Income taxes	-	-

Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Transfer of inventory to leased equipment	$437,223	$449,951
Common stock issued in settlement of accrued interest	915,700	-
Common stock issued in acquisition of Gold Medal Group, LLC	2,250,000	-
Conversion of notes into common stock	9,090,375	-
Conversion of Series B preferred stock into common stock	1,767,371	-
In-Kind payments by investors for common and preferred stock	341,998	140,000
Exchange of related party notes payable and advances for Series C preferred stock, warrants and notes payable	5,319,777	-
Accrual of Series A preferred stock dividend	66,958	-
Conversion of Series A preferred stock into common stock	433,445	-
Conversion of advances from related party to promissory notes	-	1,789,006

Note 18. Recent Accounting Pronouncements

During the nine months ended September 30, 2018, the Company implemented the following recent accounting standards:

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

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2018 and 2017 and as of September 30, 2018 and December 31, 2017

The Company has not yet implemented the following recent accounting standards:

Leases — In February 2016, the FASB issued new lease accounting guidance (ASU No. 2016-02, Leases), which has subsequently been amended by ASU No. 2018-11, Leases in July 2018. Under the new guidance, at the commencement date, lessees will be required to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is not applicable for leases with a term of 12 months or less. Lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. ASU 2018-11 provides that under certain instances lessors may not be required to separate the components of the contracts. The Company will evaluate the effects, if any, that adoption of these ASUs will have on its consolidated financial position or results of operations.

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

On November 9, 2018 the Company’s line of credit lender, Comerica Bank, amended its existing line of credit to increase the available credit from $1,000,000 to $1,500,000. All other terms of the credit facility remanded unchanged.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on April 2, 2018.

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

The Company’s initial focus was primarily on its Digester business. During 2014 and 2015 the Company expanded its Eco-Safe Digester offering for mid- to large-level food waste generators through the development of technologies that transformed the digester market from just food waste diversion to one that provides information that can allow customers to reduce and eliminate or minimize their food waste through improved supply chain management and other efficiencies.

During 2016 and 2017, the Company initiated development of its Revolution Series of Digesters, a technologically advanced digester targeting smaller food waste generators, that is smaller in size, easy to install, and offered at a lower price point. The Revolution Series of Digesters became commercially available in the second half of 2017.

During 2016, the Company expanded from its technology-digester single product line by starting strategic initiatives in Mechanical Biological Treatment (“MBT”) facilities that rely upon High Efficiency Biological Treatment (“HEBioT”) to process waste at the municipal or enterprise level converting a significant portion of intake into a United States EPA recognized alternative commodity fuel.

During 2017, the Company initiated strategic activities relating to traditional waste management and recycling service.

On January 25, 2018, the Company made its initial investment in a traditional waste management and recycling company (Gold Medal Holdings, Inc.), with primary operations in the Southern New Jersey and Eastern Pennsylvania markets that have subsequently been expanded, through acquisitions by Gold Medal, to Maryland, Delaware and West Virginia. As part of the acquisition, the Company entered into management agreement that provides fees for advisory services to Gold Medal.

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

Results of operations for the three months ended September 30, 2018 compared to the three months ended September 30, 2017

Revenue by Type

The following table breaks down our revenue by type:

	Three Months Ended September 30,
	2018		2017
Rental, service and maintenance	$469,978	43.2%	$415,402	63.3%
Equipment sales	282,246	25.9%	240,945	36.7%
Management advisory fees	335,858	30.9%	-	-%
	$1,088,082	100.0%	$656,347	100.0%

Total revenue increased by $431,735, or 65.8%, from the three months ended September 30, 2017 to the three months ended September 30, 2018. The increase in Revenues was a result of a $54,576, or 13.1% increase in rental, service and maintenance revenue, a $41,301, or 17.1% increase in equipment sales and a $335,858 increase in management advisory and consulting fees, which are new in 2018. The increase in rental, service and maintenance is primarily the result of a larger overall number of deployed units that has led to a 27.9% increase in our total rental revenues, which accounted for 61.2% of the category for the three months ended September 30, 2018, as compared to 54.1% for the three months ended September 30, 2017 and 115.1% of the overall category increase. The total number of digester units under lease as of September 30, 2018 was 158, as compared to 106 digester units deployed as of September 30, 2017, an increase of 49.1%.

Management advisory fees reflect an agreement with Gold Medal Holdings, Inc., which the Company co-invested with Kinderhook Industries on January 25, 2018. The agreement provides that the Company will provide “C” level and other management services and environmental and safety related oversight, which the Company has utilized existing its existing management team to provide. The agreement provides for an annual fee of 10% of Gold Medal’s adjusted EBITDA with a minimum annual fee of $750,000. In addition to the management advisory services, the Company has also provided other project-based services. During the three months ended September 30, 2018 total fees were comprised of $270,833 of management fees and $65,025 of project based fees.

Cost of Revenue

The following table breaks down our cost of revenue by type:

	Three Months Ended September 30,
	2018		2017
Rental, service and maintenance	$336,842	68.4%	$348,862	69.7%
Equipment sales	155,651	31.6%	151,998	30.3%
	$492,493	100.0%	$500,860	100.0%

Cost of revenue mainly consists the cost of acquiring digester units that are sold, and depreciation, warehousing, installation, maintenance, parts and shipping costs, as well as related salary and employee costs related to rental units. Total costs of revenue decreased by $8,367, or 1.7%, from the three months ended September 30, 2017 to the three months ended September 30, 2018, primarily due an increase in gross margin from both our rental, service and maintenance services and from our equipment sales.

Rental, service and maintenance costs of revenue decreased by $12,020, or 3.4% (as compared to a 13.1% increase in rental, service and maintenance revenue) from the three months ended September 30, 2017 to the three months ended September 30, 2018. Included in the total costs were:

	Three Months Ended September 30,
	2018		2017
Labor related costs	$77,371	23.0%	$65,365	18.7%
Depreciation	94,967	28.2%	69,312	19.9%
Contracted services	64,980	19.3%	142,816	40.9%
Parts and maintenance supplies	99,524	29.5%	71,369	20.5%
	$336,842	100.0%	$348,862	100.0%

Labor related costs increased by $12,006, or 18.4%, from the three months ended September 30, 2017 to the three months ended September 30, 2018 primarily due to increased staffing to support the number of units in service and to reduce contracted services. Depreciation increased 37.0% from the three months ended September 30, 2017 to the three months ended September 30, 2018, due to the increase in the number of units leased. Contracted services decreased by $77,836, or 54.5%, from the three months ended September 30, 2017 to the three months ended September 30, 2018 primarily due to: reduced routine maintenance on-site visits required by the Revolution line, which was first delivered in late 2017, changes in staffing and in the nature of services required by our national based contracts that require contractor utilization for areas not covered by the Company’s in-house staff. Parts and maintenance supplies increased by $28,155 or 39.4%, the increase in units under lease and to the aging of some of the Eco-Safe line of digesters offset in part by the favorable serviceability of the new Revolution Series of digesters.

Equipment sales cost of revenue increased by $3,653, or 2.4%, from the three months ended September 30, 2017 to the three months ended September 30, 2018 due to improved margins on individual sales as the Company focuses it deployments on rental transactions.

Gross Profit and Margin

The following table breaks down our gross profit by type:

	Three Months Ended September 30,
	2018		2017
Rental, service and maintenance	$133,136	22.3%	$66,540	42.8%
Equipment sales	126,595	21.3%	88,947	57.2%
Management advisory fees	335,858	56.4%	-	-%
	$595,589	100.0%	$155,487	100.0%

The following table breaks down our gross margin by type:

	Three Months Ended September 30,
	2018	2017
Rental, service and maintenance	28.3%	16.0%
Equipment sales	44.9%	36.9%

Rental, service and maintenance gross margin improved from 16.0% for the three months ended September 30, 2017 to 28.3% for the three months ended September 30, 2018. This improvement was the result of changes better utilization of staff and the change in the portfolio mix to Revolution Series digesters that have less scheduled maintenance.

Equipment sales gross margin increased from 36.9% for the three months ended September 30, 2017 to 44.9% for the three months ended September 30, 2018. This increased rate was primarily driven by an increase in direct sales.

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

Operating expenses

The following table breaks down our operating expenses by type:

	Three Months Ended September 30,
	2018		2017
Selling, general and administrative	$1,744,570	98.4%	$1,901,486	98.6%
Depreciation and amortization	28,297	1.6%	27,674	1.4%
Total	$1,772,867	100.0%	$1,929,160	100.0%

Selling, general and administrative expenses decreased by $156,916, or 8.3%, from three months ended September 30, 2017 to the three months ended September 30, 2018. The following table breaks down the major categories of selling, general and administrative expenses:

	Three Months Ended September 30,
	2018		2017
Personnel	$1,273,107	73.0%	$1,045,789	55.0%
Professional fees	204,588	11.7%	604,226	31.8%
Facility and office costs	91,608	5.3%	98,385	5.2%
Sales and marketing	117,710	6.7%	93,990	4.9%
Other	57,557	3.3%	59,096	3.1%
Total	$1,744,570	100.0%	$1,901,486	100.0%

Personnel, the largest component of selling, general and administrative expenses increased by $227,318, or 21.7% from the three months ended September 30, 2017 to the three months ended September 30, 2018. 79.7% of the total increase was the result of stock-based compensation, the remaining 20.3% of the increase was the result of increases in base compensation, taxes and fringe, which increased by 5.1% between the periods.

Professional fees decreased by $399,638, or 66.1% from three months ended September 30, 2017 to the three months ended September 30, 2018. The following table breaks down the major categories of professional fees:

	Three Months Ended September 30,
	2018		2017
Legal	$76,008	37.2%	$103,862	17.2%
Investment banking, investor relations and market consulting	64,262	31.4%	465,558	77.1%
Audit and accounting services	48,756	23.8%	25,440	4.2%
Marketing and communications	15,562	7.6%	9,366	1.5%
Total	$204,588	100.0%	$604,226	100.0%

Professional fees expense decreased primarily due to a decrease of $401,296 in investor relations offset in-part by increases in other professional fees.

Income tax

For the three months ended September 30, 2018 and 2017 there was no net provision for income tax due to the losses incurred and management’s evaluation of the recovery of the tax asset resulting in net operating loss carry-forward.

The Tax Cuts & Jobs Act (“TCJA”) was enacted in December 2017. Among other things, the TCJA reduces the U.S. federal corporate tax rate from 35% to 21%. The result of the TCJA was to reduce gross deferred tax assets and the corresponding valuation allowance resulting in no net changes in financial position or in the overall tax provision.

Results of operations for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

Revenue by Type

The following table breaks down our revenue by type:

	Nine Months Ended September 30,
	2018		2017
Rental, service and maintenance	$1,369,314	51.8%	$1,140,751	63.5%
Equipment sales	547,735	20.7%	655,493	36.5%
Management advisory fees	725,897	27.5%	-	-%
	$2,642,946	100.0%	$1,796,244	100.0%

Total revenue increased by $846,702 or 47.1%, from the nine months ended September 30, 2017 to the nine months ended September 30, 2018. The increase in Revenues was a result of a $228,563, or 20.0% increase in rental, service and maintenance revenue and a $725,897 increase in management advisory fees, which were new in 2018, offset in-part by a $107,758, or 16.4% decrease in equipment sales. The increase in rental, service and maintenance is primarily the result of a larger overall number of deployed units that has led to a 34.0% increase in our total rental revenues, which accounted for 62.3% of the category for the nine months ended September 30, 2018, as compared to 55.8% for the nine months ended September 30, 2017 and 94.6% of the overall category increase. This increase in rental, service and maintenance revenues was offset by a decrease of $107,758 in revenue derived from equipment sales reflecting the Company’s continued focus on the rental market and, to a lesser extent, a decrease reseller activity in certain international markets. The total number of digester units under lease as of September 30, 2018 was 158, as compared to 106 digester units deployed as of September 30, 2017, an increase of 49.1%.

Management advisory fees reflect an agreement with Gold Medal Holdings, Inc., which the Company co-invested with Kinderhook Industries on January 25, 2018. The agreement provides that the Company will provide “C” level and other management services and environmental and safety related oversight, which the Company has utilized existing its existing management team to provide. The agreement provides for an annual fee of 10% of Gold Medal’s adjusted EBITDA with a minimum annual fee of $750,000. In addition to the management advisory services, the Company has also provided other project-based services. During the nine months ended September 30, 2018 total fees were comprised of $597,717 of management fees and $128,180 of project based fees.

Cost of Revenue

The following table breaks down our cost of revenue by type:

	Nine Months Ended September 30,
	2018		2017
Rental, service and maintenance	$912,061	72.0%	$880,559	69.2%
Equipment sales	355,154	28.0%	391,152	30.8%
	$1,267,215	100.0%	$1,271,711	100.0%

Cost of revenue mainly consists the cost of acquiring digester units that are sold, and depreciation, warehousing, installation, maintenance, parts and shipping costs, as well as related salary and employee costs related to rental units. Total costs of revenue decreased by $4,496, or 0.4%, from the nine months ended September 30, 2017 to the nine months ended September 30, 2018, primarily due an increase in gross margin from our rental, service and maintenance services.

Rental, service and maintenance costs of revenue increased by $31,502, or 3.6% (as compared to a 20.0% increase in rental, service and maintenance revenue) from the nine months ended September 30, 2017 to the nine months ended September 30, 2018. Included in the total costs were:

	Nine Months Ended September 30,
	2018		2017
Labor related costs	$228,524	25.1%	$188,583	21.4%
Depreciation	267,229	29.3%	213,268	24.2%
Contracted services	159,562	17.5%	221,664	25.2%
Parts and maintenance supplies	256,746	28.1%	257,044	29.2%
	$912,061	100.0%	$880,559	100.0%

Labor related costs increased by $39,941, or 21.2%, from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 primarily due to increased staffing to support the number of units in service. Depreciation increased 25.3% from the nine months ended September 30, 2017 to the nine months ended September 30, 2018, due to the increase in the number of units leased. Contracted services decreased by $62,102, or 28.0%, from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 primarily due to the ability of in-house staff being able to service a larger portion of the digesters and due to reduced scheduled maintenance intervals of the Revolution Series (two per year), as compared to the Eco Safe Series (four per year).

Equipment sales cost of revenue decreased by $35,998, or 9.2%, from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 due to an overall 16.4% decrease in equipment sales resulting from the Company’s emphasis on rental units.

Gross Profit and Margin

The following table breaks down our gross profit by type:

	Nine Months Ended September 30,
	2018		2017
Rental, service and maintenance	$457,253	33.2%	$260,192	49.6%
Equipment sales	192,581	14.0%	264,341	50.4%
Management advisory fees	725,897	52.8%	-	-%
	$1,375,731	100.0%	$524,533	100.0%

The following table breaks down our gross margin by type:

	Nine Months Ended September 30,
	2018	2017
Rental, service and maintenance	33.3%	22.8%
Equipment sales	35.2%	40.3%

Rental, service and maintenance gross margin improved from 22.8% for the nine months ended September 30, 2017 to 33.3% for the nine months ended September 30, 2018. This improvement was the result of changes in demand and improved utilization of fixed costs and semi-fixed costs.

Equipment sales gross margin decreased from 40.3% for the nine months ended September 30, 2017 to 35.2% for the nine months ended September 30, 2018. This decreased rate was primarily driven by an increase in the proportion of sales to resellers and of used units, which were the result of existing customers at lease-end upgrading to new leases on newer versions of our digesters, sold lower margins.

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

Operating expenses

The following table breaks down our operating expenses by type:

	Nine Months Ended September 30,
	2018		2017
Selling, general and administrative	$5,024,406	98.3%	$5,441,513	98.4%
Depreciation and amortization	87,160	1.7%	85,781	1.6%
Total	$5,111,566	100.0%	$5,527,294	100.0%

Total operating expenses decreased by $415,728, or 7.5% from nine months ended September 30, 2017 to the nine months ended September 30, 2018, primarily due to decreased professional fees.

Selling, general and administrative expenses increased by $417,107, or 7.7%, from nine months ended September 30, 2017 to the nine months ended September 30, 2018. The following table breaks down the major categories of selling, general and administrative expenses:

	Nine Months Ended September 30,
	2018		2017
Personnel	$3,385,929	67.4%	$3,103,432	57.0%
Professional fees	660,604	13.1%	1,618,076	29.8%
Facility and office costs	301,607	6.0%	271,859	5.0%
Sales and marketing	442,856	8.8%	337,955	6.2%
Other	233,410	4.7%	110,191	2.0%
Total	$5,024,406	100.0%	$5,441,513	100.0%

Personnel, the largest component of selling, general and administrative expenses increased by $282,497, or 9.1% from the nine months ended September 30, 2017 to the nine months ended September 30, 2018. 38.4% of the total increase was the result of stock-based compensation, the remaining 61.6% of the increase was the result of increases in base compensation, taxes and fringe, which increased by 6.6% between the periods. Other expenses, which increased by $123,219, or 111.8% from the nine months ended September 30, 2017 to the nine months ended September 30, 2018, was primarily driven by a $116,677 increase in foreign currency exchange expense due to unhedged positions between the head office and the UK operations.

Professional fees decreased by $957,472, or 59.2% from nine months ended September 30, 2017 to the nine months ended September 30, 2018. The following table breaks down the major categories of professional fees:

	Nine Months Ended September 30,
	2018		2017
Legal	$249,112	37.7%	$175,557	10.9%
Marketing and communications	22,075	3.3%	71,697	4.4%
Investment banking, investor relations and market consulting	122,252	18.5%	1,193,224	73.7%
Audit and accounting services	267,165	40.5%	177,598	11.0%
Total	$660,604	100.0%	$1,618,076	100.0%

Professional fees expense decreased primarily due to a decrease of $1,070,971 in investor relations and market consulting offset in-part by a $163,122 increase in legal and audit and accounting that were driven by the level and complexity of the transactions occurring during the first half of 2018.

Other (expense) income

Other expense increased by $7,765,892 for the nine months ended September 30, 2018 over the nine months ended September 30, 2017. This increase is primarily driven by $6,727,929 in interest expense driven by the valuation of warrants associated with the conversion of the Series A, B and D convertible notes, which were issued with 100% warrant coverage based upon the number and pricing of shares that the notes converted into and by other conversions. At the time of issuing the notes and warrants the conversion price and thus, the number and exercise price of warrants was not known at the time of raising debt, accordingly the warrants were valued upon conversion. The interest arising from this valuation is not a cash expense as it results in a corresponding increase in additional paid in capital. Interest expense increased by $680,269, or 56.8% for the nine months ended September 30, 2018 over the nine months ended September 30, 2017 due to increased borrowing. Other expense also increased due to an increase of $359,693 in the equity losses, primarily driven by our recent investment in Gold Medal Group, Inc. A large amount of these initial losses recorded were related to acquisition and other related expenses.

Income tax

For the nine months ended September 30, 2018 and 2017 there was no net provision for income tax due to the losses incurred and management’s evaluation of the recovery of the tax asset resulting in net operating loss carry-forward.

The Tax Cuts & Jobs Act (“TCJA”) was enacted in December 2017. Among other things, the TCJA reduces the U.S. federal corporate tax rate from 35% to 21%. The result of the TCJA was to reduce gross deferred tax assets and the corresponding valuation allowance resulting in no net changes in financial position or in the overall tax provision.

Liquidity and Capital Resources

For the nine months ended September 30, 2018, the Company had a net loss of $12,713,891, incurred a consolidated loss from operations of $3,735,835 and used net cash in consolidated operating activities of $4,386,230. For the year ended December 31, 2017, the Company had a net loss of $8,350,527, incurred a consolidated loss from operations of $6,564,070 and used net cash in consolidated operating activities of $4,772,950. At September 30, 2018 consolidated stockholders’ equity amounted to $2,981,820 and the Company had a consolidated working capital deficit of $1,389,422. At December 31, 2017, consolidated stockholders’ deficit amounted to $11,016,724 and the Company had a consolidated working capital deficit of $1,755,061. The Company does not yet have a history of financial stability driven by operational profits. Historically, the principal source of liquidity has been the issuance of debt and equity securities. These factors raised substantial doubt about the Company’s ability to continue as a going concern.

Cash

As of September 30, 2018 and December 31, 2017, the Company had cash balances of $384,403 and $901,112, respectively.

Borrowings and Debt

The table below presents borrowings at face amount due at maturity, debts and advances as of September 30, 2018, along with their stated maturities.

Year Ending December 31,	Amortizing	Non- Amortizing	Total
2018 (Remaining)	$2,247	$1,000,000	$1,002,247
2019	9,165	-	9,165
2020	4,604	100,000	104,604
2021	4,380	2,500,000	2,504,380
2022 and thereafter	3,820	3,544,477	3,548,297
Total	$24,216	$7,144,477	$7,168,693

Cash Flows

Cash Flows from Operating Activities

We used $4,386,230 of cash in operating activities during the nine months ended September 30, 2018 as compared to a use of $3,836,030 during the nine months ended September 30, 2017. Our net loss during the nine months ended September 30, 2018 of $12,713,891 was reduced by $6,424,970 of interest resulting from the valuation of warrants upon their corresponding debt’s conversion to common stock, $354,383 of depreciation and amortization, $485,244 from stock-based employee compensation as well as by $1,318,895 of interest resulting from amortization of financing costs and discounts and $371,531 in equity losses from affiliates. Changes in operating assets and liabilities used $648,717 of cash during the nine months ended September 30, 2018 as compared to a source of $505,650 for the nine months ended September 30, 2017. Our net loss during the nine months ended September 30, 2017 of $6,214,925 was impacted by $299,021 of depreciation and amortization, $375,508 from stock-based employee compensation, $871,531 in fees paid in stock and amortization of financing costs and discounts amounting to $ 223,718.

Cash Flows from Investing Activities

Net Cash used in investing activities amounted to $337,662 for the nine months ended September 30, 2018, compared to net cash used by investing activities of $1,165,868 for the nine months ended September 30, 2017. During both periods, the majority of investments were in various MBT related assets.

Cash Flows from Financing Activities

Cash provided by financing activities amounted to $4,162,424 for the nine months ended September 30, 2018, compared to $5,137,360 for the nine months ended September 30, 2017, a change of $974,936. During the nine months ended September 30, 2018, we received $7,125,000 in proceeds from the issuance of notes, line of credit and preferred stock and repaid $2,470,365 of debts and redeemed $317,000 of our Series A preferred stock, while during the nine months ended September 30, 2017, we received $5,166,729 from advances and the issuance of notes and repaid $6,369 in debts.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the nine months ended September 30, 2018.

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

On August 20, 2018, the Company issued 31,179 shares of the Company’s $0.0001 par common stock as payment for services rendered at an effective price per share of $4.02.

During August of 2018, 46,689 shares of Series A Convertible Preferred Stock were converted for 51,876 shares of Common Stock.

The Company did not engage a placement agent and no compensation was paid in connection with the above issuances.

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

BioHiTech Global, Inc.

November 14, 2018	By:	/s/ Frank E. Celli
	Name:	Frank E. Celli
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian C. Essman
	Name:	Brian C. Essman
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

