Form 10-K
period 2018-12-31
BIOHITECH GLOBAL, INC.
filed 2019-04-01
CIK 1590383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 001-36843

BioHiTech Global, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-2336496
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

80 Red Schoolhouse Rd. Chestnut Ridge, NY	10977
(Address of Principal Executive Offices)	(Zip Code)

(845) 262-1081

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $38.2 million based on the closing sales price of $3.84 on the Nasdaq Capital Market. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of March 25, 2019 there were 14,822,956 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement relating to its 2019 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

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

ITEM I: BUSINESS

Products and Services

BioHiTech Global, Inc. (“BioHiTech”, the “Company”, “we”, or “us”) was incorporated on March 20, 2013 under the laws of the state of Delaware as Swift Start Corp. On August 6, 2015, Swift Start Corp. entered into and consummated an Agreement of Merger and Plan of Reorganization with BioHiTech Global, Inc. and Bio Hi Tech America, LLC, after which it adopted the business plan of Bio Hi Tech, America, LLC, and changed its name to BioHiTech Global, Inc. Also on August 6, 2015, the Company amended its Certificate of Incorporation to change its name to BioHiTech Global, Inc. and to increase the number of its authorized shares of capital stock.

The Company’s vision since the merger has been to disrupt the waste management industry in North America through the development and utilization of our own practices and proprietary technologies, as well as successful practices and technologies acquired from other worldwide areas, to create the next level of a commercially viable, fully integrated, sustainable waste management company. The Company offers a suite of technologies and services that can be utilized separately or in tandem. The Company provides cost-effective technologies for on-site food waste reduction and elimination, as well as proprietary technology for the processing of solid waste from municipalities and large organizations through a mechanical and biological process that recovers certain recyclables, reduces weight and produces an E.P.A. recognized alternative fuel commodity, with significantly less materials destined for landfill.

After the merger, the Company’s initial focus was primarily on its on-going Digester business. During 2014 and 2015, the Company expanded its Eco-Safe Digester offering for mid- to large-level food waste generators through the development of technologies that transformed the digester market from just food waste diversion to one that provides information that can allow customers to reduce and eliminate or minimize their food waste through improved supply chain management and other efficiencies.

During 2015, the Company initiated development of proprietary technologies to improve the operation and monitoring of our digesters, as well as initiated development of IoT (Internet of Things) to allow customers access to critical data and information that can help our clients change their waste generation practices with a view of reducing the generation of waste at the source.

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

During 2018, the Company made an investment in a traditional waste management company with the view of providing management services and to leveraging its operating base to deploy both our digesters and HEBioT facilities.

Also during 2018, the Company completed a step transaction that allowed the Company to control the first HEBioT facility under construction in the United States. This facility has been undergoing commissioning during the first quarter of 2019 and will commence commercial operation in the second quarter of 2019.

The combination of on-site digester and the facility based HEBioT technology results in a unique offering that provides a turn-key solution for customers seeking to achieve zero waste. The Company envisions use of its digesters for disposal of food waste at certain retail customer’s locations, with regional disposal services being directed to the Company’s HEBioT facilities. The digester cost effective technology can reduce 100% of a customer’s food waste at the source and the HEBioT process is a cost effective solution that can result in less than 20% of each customer’s waste being directed to landfills, hence resulting in a near-zero footprint.

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

The BioHiTech BioBrainTM CloudTM, CirrusTM Mobile Application and AltoTM Application

The Company leverages its existing technology, including our digester’s on-board patented weighing system, by collecting, accumulating and providing empirical data that can aid in improving the efficiency of the upstream supply chain. By streaming data from the digesters, collecting information from system users and integrating business application data, BioHiTech’s internet enabled system known as the BioHiTech CloudTM can provide necessary data to aid customers in reshaping their purchasing decisions and positively affect employee behavior. In its simplest form, the BioHiTech Cloud quantifies food waste in a fashion that has historically not been available. It enables users to understand food waste generation habits and to improve operational efficiencies.

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

Our solution is not based solely on the removal of waste, but also provides real time information and metrics to improve the efficiency of an organization. Such information has not been readily available to consumers in the past. By providing a cloud-based dashboard and mobile application, the BioHiTech Cloud gives real-time visibility to the status of the device itself and provides insight to the efficiencies of the operations of food preparation and consumption of the user. Using leading edge cloud technologies, the systems allow for deep visibility into the process on an individual, regional, or national level. BioHiTech currently has a provisional patent pending on this technology.

The BioHiTech Cirrus™ application allows customers more immediate access to analytical data provided by the Eco-Safe Digester and more efficient monitoring across a number of network connected devices. The mobile application is available to existing BioHiTech Cloud customers and is available through the iTunes Store, as well as Google Play.

AltoTM, which is a key component of BioHiTech's comprehensive food waste solution that uses data and analytics to help drive smarter business decisions. The Alto software is designed to enhance the productivity of the Company's digesters by enabling easy to understand, real-time interactive communication to improve unit performance levels, processing statistics, and maintenance routines via a secured internet connection on any standard computer or mobile device.

In addition to enhancing the productivity of its own equipment, the platform has been expanded to allow people to intelligently communicate actionable information with any internet-enabled industrial equipment in order to achieve significant performance optimization. BioHiTech currently has a provisional patent pending on this technology.

Digester Lines

Revolution Series Digester ®

The Revolution Series Digester®, which became commercially available in the second half 2017, is the Company's sustainable food waste disposal solution designed for lower volume food waste generators. Our Revolution Series of Digesters may be used by full and quick service restaurants, coffee shops, hospitality companies and other specialty food service establishments that generate smaller volumes of waste than those that the Eco-Safe Digester is more suitable for. This sub-segment of the food services industry is estimated to have more than 1.5 million locations.

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

The Revolution Series Digesters are available in three models, the Seed, the Sprout and the Sapling, each offering a compact footprint. The Company has also developed an add-on pre-processer that allows certain food waste that were experiencing slowness in digestion rates to be greatly enhanced and thereby improving the rates of digestion and allowing for a broader range of food waste feed stocks. The Series is capable of handling 100 to 800 pounds per day depending on the model size. The Compact footprint allows access through standard doorways, eliminating one barrier to entry of our larger Eco-Safe units. The units can be delivered through standard shipping and installed efficiently in less than two hours with no need for specialty utilities or hook-ups required.

The Revolution Series Digesters are mainly available on a rental basis except in certain international markets where they are offered for direct sale. Under our rental model, we bundle the digester, customary maintenance service, consumables and an annual cloud license for one monthly charge. These contracts generally range from three to five years in duration.

Eco-Safe Digester®

Prior to 2017, the Company provided a simple, environmentally friendly, and cost-effective solution for food waste disposal through its Eco-Safe Digester® line.  The Company has a global distribution license to sell, lease, use, distribute, and manufacture the Eco-Safe Digester®. The Eco-Safe Digester® targets businesses that generate a high volume of waste including food service, hospitality, healthcare, government, conference centers, education centers, and stadiums. The Company estimates that the US addressable market for this type of digester is in excess of 250,000 locations and an additional 250,000 internationally. The Eco-Safe Digester® can digest up to 3,500 pounds of food waste every day.

The Eco-Safe Digester is currently available in three sizes to fit varying customer requirements. The appliance is manufactured using the high-quality components and materials. It is wrapped in durable stainless steel to complement industrial kitchen equipment, provide long life and resist corrosion.

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

Patent and Trademarks

On May 22, 2018, the Company received its patent for the “Network Connected Weight Tracking System for a Food Waste Disposal Machine”, which expires on July 23, 2036. The Company has also filed a provisional patent application for “A Chatbot System for Industrial Machinery”. These patents provide barriers to other entities wishing to copy the success that the Company has achieved in our digester offerings.

The Company has an exclusive license from BioHiTech International to sell, lease, use, distribute, and manufacture the Eco-Safe Digester (and the patents related thereto) model in areas that the Company operates and has deployed digesters. The license will expire on December 31, 2023, unless extended by mutual agreement.

The Company is the owner of the registered trademark Revolution Series Digester, Eco-Safe Digester, and has trademarks on BioHiTech, BioBrain, the BioHiTech Cloud, Cirrus and Alto.

Mechanical Biological Treatment Line of Business

The Company owns a 31% interest in Apple Valley Waste Conversions, LLC (“AVWC”). Frank E. Celli, the Company’s CEO also owns a 20.9% interest in AVWC. In March 2017, Mr. Celli assigned his voting rights in AVWC so that, collectively, the Company would have voting control of over 51% of AVWC. AVWC currently holds the exclusive license for the development throughout 11 northeast U.S. states and the District of Columbia of the technology known as High Efficiency Biological Treatment (“HEBioT”), which is owned by Entsorgafin, an Italian company that provides cost effective environmental technologies throughout the world. HEBioT is a proprietary form of Mechanical Biological Treatment (“MBT”) that is used widely throughout Europe. Since 2016, the Company’s MBT activities have been limited to project development.

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

The US EPA has issued a “comfort letter” stating that any fuel produced utilizing the HEBioT technology is deemed an engineered fuel and can be marketed as a commodity rather than the fuel being marketed as RDF, refuse derived fuel, which has significant regulation and additional costs relating to its consumption and use.

In 2018, the Company entered into a transaction forming Refuel America, LLC (“Refuel”), a subsidiary of the Company, with Gold Medal Group, LLC. This transaction consolidated HEBioT related assets of both entities, including interests in Entsorga West Virginia, LLC. The Company controls Refuel and owns 60% of its membership interests. Gold Medal Group, LLC owns the remaining 40% of its membership interests. Refuel will continue new and ongoing project development and marketing throughout 11 northeast U.S. states and the District of Columbia. This project development may consist of construction, ownership and operation of actual facilities, such as the Entsorga West Virginia facility or possible sub-licenses to third parties to utilize the technology. Refuel may realize revenue’s in various ways:

•	Construction and operation of actual facilities, in which case Refuel would identify an opportunity to develop a plant, facilitate its permitting and construction and ultimately operate the facility. In this case Refuel will realize all revenue and costs associated with the development of the project and will pay to AVWC a license fee, which in turn the Company would receive its pro-rata share of the license fees paid to AVWC.

•	Charged services to AVWC for projects that it brings to fruition where AVWC receives annual license fees. In this case, along with the charged services, the Company would receive its pro-rata share of the license fees paid to AVWC.

The development license agreement between Entsorgafin (technology owner) and AVWC is perpetual in nature, with certain performance standards relating to the volume of facilities developed during the initial five years of the agreement.

The Company’s first HEBioT facility began commissioning operations in the first quarter of 2019 and will commence commercial operation in the second quarter of 2019. The deployment of this technology is consistent with the Company’s vision of providing disruptive technologies to the traditional waste industry. With the ability to accept up to approximately 20 to 30% of each plant’s capacity in the form of pure food waste, the Company adds an option of municipal level solutions in the food waste industry that it does not currently possess.

The Company is also at varying levels of preliminary discussion regarding several other sites, including one located in Rensselaer, New York, which it received its local permits for in 2018 and has filed for New York State approvals in 2019.

Entsorga West Virginia Facility

Entsorga West Virginia, LLC (“EWV”), located in Martinsburg, WV, represents the first deployment of the Entsorga HEBioT technology in the United States.  EWV has its own intellectual property agreement with Entsorgafin S.p.A. that is not part of the agreement that Apple Valley Waste Conversions, LLC has with Entsorgafin S.p.A. The EWV plant has received its necessary permits and EWV has closed on its financing to construct the facility. The facility, which began commissioning operations in the first quarter of 2019 and will commence commercial operation in the second quarter of 2019, will be able to accept up to 110,000 tons per year of municipal solid waste delivered from the surrounding areas. The facility consists of a 54,000 square foot industrial building located on approximately 12 acres of leased property.  The facility, equipped with HEBioT technology, will be able to produce approximately 50,000 tons per year of EPA recognized renewable fuel.

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

On January 25, 2018, the Company made its first investment in waste collection by entering into a Membership Interest Purchase Agreement (the “Purchase Agreement”) to a non-controlling number of membership units (the “Units”) of Gold Medal Group, LLC (“GM Group”), a traditional waste collection company with a materials recovery facility located in southern New Jersey and eastern Pennsylvania, which through subsequent acquisitions at the GM Group level have been expanded to West Virginia and Maryland.

The Company also entered into an Advisory Services Agreement (the “Advisory Agreement”) with Gold Medal Holdings, Inc. (“Holdings”). Pursuant to the Advisory Services Agreement, the Company will provide Holdings with advisory services relating to corporate development, strategic planning, operational and sales oversight and other general administrative and support services, as more particularly described within the Advisory Agreement. As consideration for providing these services, the Company, will be compensated with an annual advisory services fee equal to the greater of (i) $750,000 and (ii) 10% of Holdings’ annual ordinary earnings before interest, taxes, depreciation and amortization. The initial term of the Advisory Agreement is for one year. During 2018, this Advisory Agreement has subsequently been renegotiated to provide for annual fees of $1,000,000 per year and renewal beyond the initial term.

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

MBT Marketing Strategy

The Company has focused our initial marketing efforts of our HEBioT technology within the 11 northeast states and the District of Columbia by identifying potential opportunities based on various criteria including, disposal costs within a region, proximity to end users of alternative fuels, lack of long-term disposal alternatives, and access to adequate feedstock.

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

Lack of Long-Term Disposal: With landfill capacity in the northeast United States diminishing, and large quantities of solid waste being exported from numerous states, many municipalities and/or private waste companies are in need of long-term disposal options. The HEBioT technology can divert up to 80% of the incoming municipal solid waste from landfills resulting in a prolonged life expectancy or a 500% capacity increase of existing landfills, as well as, new long-term cost-effective disposal options for the future.

Access to Adequate Feedstock: Based on the fixed cost nature of a HEBioT facility, to maximize its revenue and earnings it must be operated near its design capacity. The Company focuses its marketing efforts on areas where population density provides adequate feedstock supply within a reasonable radius of a proposed plant. The HEBioT facility’s proximity to feedstock will allow municipalities and haulers to dispose of their waste (municipal solid waste or “MSW”) at an HEBioT facility without incurring significant logistical costs to do so.

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

Competition

Digester Products

There are a small number of companies that distribute products utilizing similar digestion technology to the Eco-Safe Digester, but lack the depth of data collection, analytics and reporting. With our receiving our patent Network Connected Weight Tracking System for a Food Waste Disposal Machine, there is a barrier to competitors providing similar technology to their customers. Further, we believe that these companies do not have a competitive product to the Revolution Series of digesters based on price point, size, throughput, power and plumbing requirements and data collection, analytics and reporting.

Most of these companies originated in Korea and we believe may have copied underlying technology of the Eco-Safe digester units. We are aware of one company that has claimed to be developing competitive data collection and some level of web enablement but are unaware of the deployment and functionality of their technology offering. Of our competitors, our machine has the smallest footprint, requires the least amount of water to operate and we believe is an industry leader in terms of installations and efficiency. Currently we are not aware of any direct competitor with the ability to capture and deliver real time data. We believe that our pending patent, if granted, will provide BioHiTech the right to exclude competitors from making, using or selling technology on a food waste disposal device within the scope of the patent claims, in the countries in which the patent or patents are granted.

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

Mechanical Biological Treatment

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

Alternative technologies or processes to MBT are:

Anaerobic Digestion: Anaerobic digesters are readily used throughout Europe and deployed in the U.S. on a more limited basis. Anaerobic digestion is the decomposition of organic waste in the absence of oxygen. The beneficial by-product is gas to be used to generate electricity. AD is limited to accepting only the organic fraction of waste and not capable of processing mixed municipal waste.

Traditional Waste to Energy or Incineration Facilities: Incineration is a waste treatment process that involves the combustion of organic substances contained in waste materials. Incineration and other high-temperature waste treatment systems are described as "thermal treatment". Incineration of waste materials converts the waste into ash, flue gas, and heat. The ash is mostly formed by the inorganic constituents of the waste and may take the form of solid lumps or particulates carried by the flue gas. The flue gases must be cleaned of gaseous and particulate pollutants before they are dispersed into the atmosphere. In some cases, the heat generated by incineration can be used to generate electric power. There have been very few of these facilities built in the U.S. in the past 20 years. The challenges to Incineration include:

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

Other MBT Providers. The terms mechanical biological treatment or mechanical biological pre-treatment relate to a group of solid waste treatment systems. These systems enable the recovery of materials contained within the mixed waste and facilitate the stabilization of the biodegradable component of the material. There are currently over 300 operational MBT plants throughout Europe. Most of the current plants produce Refuse Derived Fuel, which differs from the engineered solid recovered fuel produced by the Entsorga HEBioT technology, which is deemed as an “engineered fuel” by the U.S. EPA. A2A is a company based in Italy that has historically deployed a similar technology to that of Entsorga; however, A2A no longer makes it commercially available to merchant plant operators and does not currently have any facilities located or planned for the U.S. market.

Traditional Waste Management Services

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

Research and Development

BioHiTech is continually investing in research and development in an effort to enhance and expand upon our existing products and services, and derivatives thereof. The base of our technology has been an entire re-writing of all software technology, from industrial machine PLC (Programmable Logic Controller) to the IoT (Internet of Things) that are based on the industrial machines to our Cloud and analytics. Our technology expertise and ability to extract data from PLCs in a true database and computing environment is unique.

There are several research and development initiatives underway.

•	Our technology to extract data and proactively communicate with PLCs is not limited to digesters and can be deployed on substantially all industrial equipment that is operated by PLCs. In that regard, we are working within the waste industry on applying the technology to other waste equipment that does not infringe on our target markets and with a hydroponics entity to improve their ability to improve crop yields.

•	During 2017, the Company introduced its Smart Mode technology, which continues to be enhanced. Smart Mode technology uses sophisticated algorithms, data analytics, and machines learning to optimize the operation of the Digester equipment. The smart mode technology allows BioHiTech greater control of operation of equipment, allowing the system to detect irregularities and to optimize processes.

•	As customers gain an appreciation for the transparency provided by the BioHiTech Cloud on their food waste, they have expressed an interest to track other recyclable and waste products using our existing dashboard. As the core technology already exists, we have successfully tested the process of adapting our weight capture and presentation to various other waste equipment. The success of this pilot project provides for the ability to expand our software as a service offering under additional license fees for each piece of equipment in the future. While not actively marketed, the addition of this service to pieces of equipment that have been utilized for many years provides for a potential new market in the future.

•	With the ability to extract data and proactively communicate with PLCs, we are actively deploying machine learning technology to improve operational efficiencies of our digester products. In addition to machine learning, the ChatBot technology allows the use of conversational dialogue through chat or text messaging to ascertain the status of equipment, instruct the equipment to work differently or to interactively diagnose and correct issues with the equipment.

Management and Employees

As of December 31, 2018, the Company and its consolidated subsidiaries had 27 full time employees. We believe we enjoy good employee relations. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

Liquidity and Capital Resources

The Company currently generates revenues from rental and sales of its digesters and related goods and services and anticipates revenues from the HEBioT technologies in the future and returns from its unconsolidated investments, including those under management agreements. The Company's other known sources of capital are common and preferred stock offerings, proceeds from private placements, issuance of notes payable, convertible notes payable, and investments, loans and advances from related and unrelated parties and cash from future revenues.

We will require additional financing in order to execute our business expansion and development plans and we may require additional financing in order to sustain substantial future business operations for an extended period of time. Subsequent to December 31, 2018 we initiated a private placement offering for up to $2,000,000 in convertible preferred stock and warrants to acquire our common stock but have not yet closed on this offering. Beyond that offering, while the Company has a history of obtaining adequate capital and maintaining liquidity, it is actively soliciting other forms of financing but do not have any firm commitments for additional financing. Should we not be able to obtain financing when required, in the amounts necessary to execute on our plans in full, or on terms which are economically feasible we may be unable to sustain the necessary capital to pursue our strategic plan and may have to reduce the planned future growth and scope of our operations.

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

Related Party Transactions

The Company currently rents its corporate headquarters and, its warehousing space, from BioHitech Realty LLC, a company partially owned by Frank E. Celli, our Chief Executive Officer and Chairman, and Michael Franco, a stockholder and employee of the Company. The initial lease expired on October 31, 2014 and was replaced by an office and a warehouse leases that were executed in July 2015 and expire in 2020. Each lease contains a renewal option for an additional five-year period. Rent expense under these leases for the years ended December 31, 2018 and 2017 amounted to $98,148 and $97,066, respectively.

The Company has an Exclusive License and Distribution Agreement (the “License Agreement”) with BioHiTech International (a company owned by Chun-Il Koh, a Company stockholder) Chun-Il Koh, Joyce Taeya Koh and Bong Soon Hwang.  The License Agreement, originally executed on May 2, 2007 and as amended, most recently on October 17, 2018, provides the Company exclusive rights to sell, lease, use, distribute and manufacture the Eco-Safe Digester products through December 31, 2023 in the areas that the Company operates (unless extended by mutual agreement). Acquisition of digesters and parts, as well as expenses under the distribution agreement amounted to $ 194,870 and $222,240 for the years ended December 31, 2018 and 2017, respectively.

During 2018, the Company made a 9.2% interest investment in Gold Medal Group, LLC (“GMG”) that was diluted to 2.9% due to additional GMG acquisitions and investments made by GMG that the Company did not participate in. GMG is controlled by Kinderhook Industries, LLC, a private investment firm that manages over $2 billion of committed capital. The Company entered into a Contribution and Transaction Agreement (“CTA”) with GMG and a newly formed subsidiary Refuel America, LLC (“Refuel”) whereby GMG contributed $3,500,000 in cash and its 34.1% ownership interest in EVW (owned by GMG’s wholly owned subsidiary Apple Valley Waste Technologies, LLC) into Refuel and the Company contributed it’s 44.1% interest in EWV, a technology license for a future HEBioT facility and capitalized costs relating to two separate HEBioT facility on-going projects. In exchange for the assets contributed, the Company and GMG acquired 60% and 40%, respectively, of the membership units of Refuel, which approximate the carrying value of each of the Company and GMG assets contributed. As a result of there being a continuation in proportional ownership of the significant assets and the affiliate nature of the Company and GMG through a non-controlling interest of GMG being owned by the Company and there being a management agreement between GMG’s largest subsidiary, Gold Medal Holdings, LLC (“GMH”) whereby the Company provides executive management to GMH, the CTA transaction has been accounted for without separate acquisition accounting applied to the CTA elements. During 2018, the Company recognized $1,010,152 in management advisory and project fees related to GMH and its subsidiaries.

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

We maintain a website at http://www.biohitech.com/. Within our website’s “Investor” section, “SEC Filings” tab, all of our filings with the Commission and all amendments to these reports are available as soon as reasonably practicable after filing.

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

For the year ended December 31, 2018, the Company had a consolidated net loss of $14,747,220, incurred a consolidated loss from operations of $5,137,427 and used net cash in consolidated operating activities of $6,044,144. For the year ended December 31, 2017, the Company had a consolidated net loss of $8,350,527, incurred a consolidated loss from operations of $6,564,070 and used net cash in consolidated operating activities of $4,772,950. At December 31, 2018, consolidated stockholders’ equity amounted to $10,008,246 and the Company had a consolidated working capital of $365,605. The Company does not yet have a history of financial profitability. Historically the principal source of liquidity has been the issuance of debt and equity securities. Presently, the Company does not have firm commitments to fund its present operational and strategic plans. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

If we are unable to retain key executives and other key affiliates, our growth could be significantly inhibited, and our business harmed with a material adverse effect on our business, financial condition and results of operations.

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

Our current executive officers, directors and five large stockholders of the Company, hold approximately 50.5% of the voting power of the outstanding shares as of December 31, 2018. Our current executive officers and directors hold 30.9% of the voting power of the outstanding shares as of December 31, 2017. These officers, directors and certain stockholders have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. As such, our executive officers have the power to prevent or cause a change in control; therefore, without their consent we could be prevented from entering into transactions that could be beneficial to us.  The interests of our executive officers and certain shareholders may give rise to a conflict of interest with the Company and the Company’s stockholders. For additional details concerning voting power please refer to the section below entitled “Description of Securities.”

Liquidity of our common stock has been limited.

On February 12, 2016 the Company uplisted from OTCBB (also known as OTC Pink) to the OTCQB. On April 9, 2018 the Company uplisted from OTCQB to Nasdaq Capital Market. The liquidity of our common stock has been mixed and there is no assurance that liquidity will continue or that the trade prices of our securities could not be reduced due to excess sellers of our stock over buyers. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded.

The trading volume of our common stock may be limited and sporadic. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they may tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods when trading activity in our shares is minimal, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

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

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective.  New accounting standards and varying interpretations of accounting standards have occurred and may occur in the future.  Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct business.

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

The Company currently leases its corporate headquarters and warehouse in Chestnut Ridge, NY as well as its technology development office in Harrisburg, PA. We believe that our current headquarters and warehouse facility are sufficient in size for current and future operations. The current leases for the headquarters and warehouse expire in 2020 and each contain a renewal option for an additional five-year period. The current lease for the Harrisburg, PA technology development office expired in 2018 and continues on a monthly basis.

The United Kingdom operations are managed from employee based virtual offices in the UK.

The Entsorga Plant is located in Martinsburg, West Virginia has a 30-year initial term land lease with a municipal authority for industrial property adjacent to its previously closed landfill site with four separate renewal periods of 5-years each.

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

On February 7, 2018, Lemartec Corporation (“Lemartec”) filed a complaint against the Entsorga West Virginia, LLC in the United States District Court for the Northern District of West Virginia arising out of the construction of the Company’s resource recovery facility in Martinsburg, West Virginia alleging breach of contract and unjust enrichment. The Company has filed its answer and counterclaims for damages against Lemartec and cross claims against Lemartec’s performance bond surety, Philadelphia Indemnity Insurance Company. Trial is expected to begin in August 2019 and the Company intends to vigorously defend the complaint. The Company cannot provide assurances that, the amount, and ultimate liability, if any, with respect to the remaining actions will not materially effect the Company’s financial position, results of operations, or cash flows.

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

Our common stock first became quoted on the Over-the-Counter Bulletin Board, or “OTCBB” under the trading symbol “SWFR” on March 27, 2014. On September 16, 2015, our common stock began trading under the name BioHiTech Global, Inc. and under the trading symbol “BHTG”. On February 12, 2016, the common stock was uplisted to the OTCQB Venture Marketplace. On April 9, 2018 the common stock was uplisted to the Nasdaq Capital Market.

(b)	Holders

The number of record holders of our common stock as of December 31, 2018, was approximately 55 based on information received from our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name with a brokerage firm or other fiduciary.

(c)	Dividends

We have not paid or declared any cash dividends on our common stock, and we do not anticipate paying dividends on our common stock for the foreseeable future.

(d)	Securities authorized for issuance under equity compensation plans

The information set forth under Item 5(d) is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2019 Annual Meeting of Shareholders.

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

Preferred Stock

The Company is authorized to issue from time to time, in one or more series, 10,000,000 shares of “blank check” preferred stock, par value $0.0001 per share, subject to any limitations prescribed by law, without further vote or action by the shareholders. Each such series of preferred stock shall have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as shall be determined by the Company’s board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights. As of December 31, 2018, there were four series of preferred stock designated:

Designation	Authorized Shares	Par Value	Stated Value
Series A Convertible Preferred Stock	333,401	$0.0001	$5.00
Series B Convertible Preferred Stock	1,111,200	0.0001	$5.00
Series C Convertible Preferred Stock	1,000,000	$0.0001	$10.00
Series E Convertible Preferred Stock	714,519	$0.0001	$2.64

RECENT SALES OF UNREGISTERED SECURITIES

In connection with obtaining consent from the Company’s senior lender, Michaelson Capital Special Finance Fund II, L.P., allowing for the increase of the line of credit from Comerica Bank, on November 7, 2018, we issued MCSFF warrants to acquire 100,000 shares of the Company’s common stock at an exercise price of $5.00 per share.

From June 13, 2018 to October 12, 2018, in a series of transactions 106,689 shares of Series A Convertible Preferred Stock were converted for 118,542 shares of Common Stock.

All of the securities referred to, above, were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D promulgated thereunder. The Common Stock, Warrants and the Common Stock issuable upon conversion of the Notes and exercise of the Warrants, have not been registered under the Securities Act or any other applicable securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

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

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
	(a)	(b)	(c)	(d)
Year ended December 31, 2018:
None	-	$-	-	-
Year ended December 31, 2017:
None	-	-	-	-
Total	-	$-	-	-

ITEM 6: SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by 17 C.F.R. 229(10)(f)(i) and are not required to provide the information under this heading.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

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

Overview

The Company was incorporated on March 20, 2013 under the laws of the state of Delaware as Swift Start Corp. On August 6, 2015, Swift Start Corp. entered into and consummated an Agreement of Merger and Plan of Reorganization with BioHiTech Global, Inc. and Bio Hi Tech America, LLC, after which it adopted the business plan of Bio Hi Tech, America, LLC, and changed its name to BioHiTech Global, Inc.

The Company’s vision since the merger has been to disrupt the waste management industry in North America through the development and utilization of our own practices and proprietary technologies, as well as successful practices and technologies acquired from other worldwide areas, to create the next level of a commercially viable, fully integrated, sustainable waste management company. The Company offers a suite of technologies and services that can be utilized separately or in tandem. The Company provides cost-effective technologies for on-site food waste reduction and elimination, as well as proprietary technology for the processing of solid waste from municipalities and large organizations through a mechanical and biological process that recovers certain recyclables, reduces weight and produces an E.P.A. recognized alternative fuel commodity, with significantly less materials destined for landfill.

After the merger, the Company’s initial focus was primarily on its on-going Digester business and related technologies.

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

During 2018, the Company made an investment in a traditional waste management company with the view of providing management services and to leveraging its operating base to deploy both our digesters and HEBioT facilities.

Also during 2018, the Company completed a step transaction that allowed the Company to control the first HEBioT facility under construction in the United States. This facility has been undergoing commissioning during the first quarter of 2019 and will commence commercial operation in the second quarter of 2019.

The combination of on-site digester and the facility based HEBioT technology results in a unique offering that provides a turn-key solution for customers seeking to achieve zero waste. The Company envisions use of its digesters for disposal of food waste at certain retail customer’s locations, with regional disposal services being directed to the Company’s HEBioT facilities. The digester cost effective technology can reduce 100% of a customer’s food waste at the source and the HEBioT process is a cost effective solution that can result in less than 20% of each customer’s waste being directed to landfills, hence resulting in a near-zero footprint.

Results of operations for the Year ended December 31, 2018

compared to the year ended December 31, 2017

The following summarizes our operating results for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018		2017
Revenues	$3,359,324	100%	$2,421,205	100%
Cost of revenue	1,640,152	49	1,686,443	70
Gross profit	1,719,172	51	734,762	30
Operating expenses	6,856,599	204	7,298,832	301
Loss from operations	(5,137,427)	(153)	(6,564,070)	(271)
Non-operating expenses	9,609,793	286	1,786,457	74
Net loss	(14,747,220)	(439)	(8,350,527)	(345)
Net loss attributable to non-controlling interests	(76,890)	(2)	-	-
Net loss attributable to Parent	$(14,670,330)	(437)%	$(8,350,527)	(345)%

Revenues increased from the year ending December 31, 2017 to the year ending December 31, 2018 by $938,119, or 38.7% primarily due to the $1,010,152 in management fees for Gold Medal Holdings, which commenced in 2018, and an increase in rental, services and maintenance of $179,321, or 11.1%, offset by a decrease of $251,344, or 31.5% in equipment sales resulting from the Company’s change in strategic goals of emphasizing rental units.

Gross profit increased from the year ending December 31, 2017 to the year ending December 31, 2018 by $984,410, or 134.0% primarily as a result of the management fees for which no costs are allocated to as these services are provided by existing management, who are reflected in selling, general and administrative expenses. Gross profit on rental, service and maintenance also increased by $148,840, or 35.9% due to continued growth in the portfolio. Gross profit from equipment sales decreased by $174,582, or 54.6% as a result of reduced sales and lower margins.

Operating expenses decreased from the year ending December 31, 2017 to the year ending December 31, 2018 by $442,233, or 6.1% primarily as a result of a $1,384,546, or 60.2% decrease in professional fees, offset in part by a $739,884, or 19.1% increase in labor costs, of which $496,437 related to an increase in stock-based compensation.

Other expenses increased from the year ending December 31, 2017 to the year ending December 31, 2018 by $7,823,336, or 437.9% primarily due to interest expense relating to the valuation of warrants (a non-cash expense) increasing by $6,422,971, combined with a $816,203 increase in interest expense and a $584,162 increase in equity method based investments in affiliate losses (a non-cash expense).

The following summarizes revenues, cost of revenues and gross profit for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018		2017
Revenue:
Rental, service and maintenance	$1,801,435	54%	$1,622,114	67%
Equipment sales	547,737	16	799,091	33
Management advisory and other fees	1,010,152	30	-	-
Total revenue	3,359,324	100	2,421,205	100
Cost of revenue:
Rental, service and maintenance	1,237,531	75%	1,207,050	72%
Equipment sales	402,621	25	479,393	28
Total Cost of revenue	1,640,152	100	1,686,443	100
Gross profit	$1,719,172		$734,762
Rental, service and maintenance	$563,904	33%	$415,064	56%
Equipment sales	145,116	8	319,698	44
Management advisory and other fees	1,010,152	59	-
Total gross profit	$1,719,172	100%	$734,762	100%
Gross margins:
Rental, service and maintenance	31.3%		25.6%
Equipment sales	26.5		40.0
Management advisory and other fees	100.0		-
Total gross margin	51.2%		30.4%

Revenue

Rental, service and maintenance revenue increased from the year ending December 31, 2017 to the year ending December 31, 2018 by $179,321, or 11.1% primarily due to the larger overall number of units deployed. As of December 31, 2018, the Company has 170 units under lease, while only 91 as of December 31, 2017. This increase of 79 units is primarily related to the Revolution Series of digesters that have lower customer costs. The shift in unit mix reflects the Company’s sales focus on its Revolution Series of digesters following the launch of the new product series in the second half of 2017. The Revolution Series is offered at a lower price point than the Eco Safe Series and targets what the Company believes is a much larger segment of the market in terms of potential deployable units.

The management fees relate to services provided to Gold Medal Holding, LLC resulting from an Advisory Services Agreement (the “ASA”) on January 25, 2018. Under the ASA, the Company provides services relating to corporate development, strategic planning, operational and sales oversight and other general administrative and support services in exchange for fees annually amounting to the greater of $750,000, which was subsequently changed to $1,000,000, or 10% of GM Group’s ordinary earnings before interest, taxes, depreciation and amortization.

Cost of Revenue

Cost of revenue mainly consists the cost of acquiring digester units that are leased or sold, and depreciation, warehousing, installation, maintenance, parts and shipping costs, as well as related salary and employee costs related to rental units. Total costs of revenue decreased from the year ending December 31, 2017 to the year ending December 31, 2018 by $46,291, or 2.7%, primarily due to a decrease in digester sales offset in part by a 2.5% increase in costs associated with rental, service and maintenance.

Gross Margins

The gross margin for rental, service and maintenance increased from 25.6% to 31.3%, from the year ending December 31, 2017 to the year ending December 31, 2018 by an increase of 5.7 percentage points and an 22.3% overall increase in the rate. This is primarily the result of less scheduled costs related to the Revolution Series of digesters.

The gross margin for equipment sales decreased from 40.0% to 26.5% from the year ending December 31, 2017 to the year ending December 31, 2018 due to the de-emphasis of unit sales, with most unit sales being made with resellers that result in lower rates for the Company, as compared to customer direct sales.

As previously discussed, as the management advisory and other fees are primarily the result of service by existing Company management, no costs are directly associated with the services.

Operating expenses

The following table breaks down our operating expenses by type:

	Year Ended December 31,
	2018		2017
Personnel related:
Salaries and non-stock compensation	$3,239,792	47%	$3,063,928	42%
Stock based compensation	813,734	12	317,297	4
Taxes and fringe benefits	554,001	8	486,418	7
Total labor related	4,607,527	67	3,867,643	53
Professional fees:
Legal	487,274	7	329,951	5
Accounting	296,562	4	246,155	3
Investor relations and investment banking	98,068	1	1,639,025	23
Marketing	32,438	1	83,757	1
Total professional fees	914,342	13	2,298,888	32
Marketing	331,946	5	304,012	4
Office operations	384,170	6	363,874	5
Other	503,576	7	350,631	4
Total Selling, general and administrative	6,741,561	98	7,185,048	98
Depreciation and amortization	115,038	2	113,784	2
Total operating expenses	$6,856,599	100%	$7,298,832	100%

Selling, general and administrative expenses

Operating expenses decreased from the year ending December 31, 2017 to the year ending December 31, 2018 by $442,233, or 6.1% primarily as a result of a $1,384,546, or 60.2% decrease in professional fees, offset in part by a $739,884, or 19.1% increase in personnel costs, of which $496,437 related to an increase in stock-based compensation.

Personnel related expenses increased from the year ending December 31, 2017 to the year ending December 31, 2018 by $739,884, or 19.1% in total. Base salaries and payroll increased by $175,864, or 5.7% due to staff hiring in late 2017 and early 2018, offset by staff turn-over. Taxes and fringe expenses increased by $67,583, or 13.9% due to increases in tax rates and healthcare insurance. Stock based compensation (a non-cash expense) increased by $496,437, which comprised 67.1% of the total increase in personnel related increases, are the result of new grants in 2018.

Professional fees decreased from the year ending December 31, 2017 to the year ending December 31, 2018 by $1,384,546, or 60.2%. The largest decrease was in the area of investor relations and investment banking. Legal and accounting each increased by $157,323 and $50,407, 47.7% and 20.5%, respectively as a result of the Company’s uplisting to Nasdaq in April 2018 and the level of strategic initiatives.

Marketing and office operations each increased from the year ending December 31, 2017 to the year ending December 31, 2018 by 9.2% and 5.6%, respectively as a result of the focus on national accounts, promotion of the Revolution Series of digesters and general inflation.

Other expenses increased from the year ending December 31, 2017 to the year ending December 31, 2018 by $152,945, or 43.6%. This increase is the combination of a $146,880 swing in un-hedged foreign currency translation for dollar denominated liabilities of our London unit moving from a negative expense in 2017 to an expense in 2018. This is generally driven by the uncertainties relating to the UK’s withdrawal from the European union and general worldwide currency fluctuations. In addition, our non-professional fees increased by $71,586, or 223.0% primarily due to Nasdaq fees and fees relating to the uplisting.

Other (income) expense

	Year Ended December 31,
	2018		2017
Equity loss in affiliate	$601,927	6%	$17,765	1%
Interest expense, net	2,582,896	27	1,766,693	99
Interest expense incurred in warrant valuation and conversions	6,424,970	67	1,999	-
Total other expense	$9,609,793	100%	$1,786,457	100%

Other expense increased from the year ending December 31, 2017 to the year ending December 31, 2018 by $7,823,336. This increase is primarily driven by a $6,422,971 increase in interest expense resulting from warrant valuations that could not be calculated until maturity of the convertible instruments they were issued with due to multiple uncertainties. Interest expense increased by $816,203 from the year ended December 31, 2017 to the year ended December 31, 2018 due to increased amortization of discounts and bifurcations related to debt and redeemable preferred stock. Equity loss in affiliate increased from the year ending December 31, 2017 to the year ending December 31, 2018 by $548,162 primarily due to the use of equity method accounting for Gold Medal Group, LLC (“GMG”) during 2018, the initial year that the entity had acquired the underlying operations and experienced a high level of transaction and one-time costs relating to the underlying operations. GMG ceased being recognized utilizing the equity method of accounting in late 2018 due to dilution of the Company’s ownership interest resulting from the primary investor increasing their investment in GMG.

Income tax

For the year ended December 31, 2018 and 2017 there was no net provision for income tax due to the losses incurred and management’s evaluation of the recovery of the tax asset resulting in net operating loss carry-forward.

The Tax Cuts & Jobs Act (“TCJA”) was enacted in December 2017. Among other things, the TCJA reduces the U.S. federal corporate tax rate from 35% to 21%. The result of the TCJA was to reduce gross deferred tax assets and the corresponding valuation allowance resulting in no net changes in financial position or in the overall tax provision.

Liquidity and Capital Resources

The Company currently generates revenues from rental and sales of its digesters and related goods and services and anticipates revenues from the HEBioT technologies in the future and returns from its unconsolidated investments, including those under management agreements. The Company's other known sources of capital are common and preferred stock offerings, proceeds from private placements, issuance of notes payable, convertible notes payable, and investments, loans and advances from related and unrelated parties and cash from future revenues.

We will require additional financing in order to execute our business expansion and development plans and we may require additional financing in order to sustain substantial future business operations for an extended period of time. Subsequent to December 31, 2018 we initiated a private placement offering for up to $2,000,000 in convertible preferred stock and warrants to acquire our common stock but have not yet closed on this offering. Beyond that offering, while the Company has a history of obtaining adequate capital and maintaining liquidity, it is actively soliciting other forms of financing but do not have any firm commitments for additional financing. Should we not be able to obtain financing when required, in the amounts necessary to execute on our plans in full, or on terms which are economically feasible we may be unable to sustain the necessary capital to pursue our strategic plan and may have to reduce the planned future growth and scope of our operations.

For the year ended December 31, 2018, the Company had a consolidated net loss of $14,747,220, incurred a consolidated loss from operations of $5,137,427 and used net cash in consolidated operating activities of $6,044,144. For the year ended December 31, 2017, the Company had a consolidated net loss of $8,350,527, incurred a consolidated loss from operations of $6,564,070 and used net cash in consolidated operating activities of $4,772,950. At December 31, 2018, consolidated stockholders’ equity amounted to $10,008,246 and the Company had a consolidated working capital of $365,605. The Company does not yet have a history of financial profitability. Historically the principal source of liquidity has been the issuance of debt and equity securities. Presently, the Company does not have firm commitments to fund its present operational and strategic plans. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash

As of December 31, 2018 and December 31, 2017, the Company had unrestricted cash balances of $2,410,709 and $901,112, respectively.

Borrowings and Debt

The table below presents borrowings as of December 31, 2018 at net carrying amount and at face amount as due at their future maturities.

	December 31,	Due in:
	2018	2019	2020	2021	2022	2023 and thereafter

Line of credit	$1,469,330	$1,500,000	$-	$-	$-	$-
Notes payable	100,000	-	100,000	-	-	-
Junior note	926,211	-	-	-	-	1,044,477
Senior note payable	3,851,305	-	-	1,875,000	2,500,000	625,000
West Virginia EDA Bond	31,085,902	-	1,390,000	1,470,000	1,175,000	28,965,000
Vehicle loans	21,971	9,165	4,605	4,380	3,821	-
Total	$37,454,719	$1,509,165	$1,494,605	$3,349,380	$3,678,821	$30,634,477

Cash Flows

Cash Flows from Operating Activities

We used $6,044,144 of cash in operating activities during the year ended December 31, 2018, an increase of $1,271,194 over $ 4,772,950 of cash used in operating activities during the year ended December 31, 2017. Our net loss during the year ended December 31, 2018 of $14,747,220 was reduced by $9,900,310 of non-cash expenses resulting in $4,846,910 of operational cash usage before changes in operational assets and liabilities, as compared to operational cash usage before changes in operational assets and liabilities of $5,890,307 for the year ended December 31, 2017, a $1,043,397 improvement.

Cash Flows from Investing Activities

Net Cash used in investing activities amounted to $691,216 for the year ended December 31, 2018, before recognizing the $6,773,384 in cash provided by the control acquisition of Entsorga West Virginia, LLC. Net Cash used in investing activities amounted to $2,070,743 for the year ended December 31, 2017, including an investment of $1,034,028 Entsorga West Virginia, LLC, which in 2017 was an unconsolidated investment.

Cash Flows from Financing Activities

Cash provided by financing activities amounted to $8,151,235 for the year ended December 31, 2018, compared to $7,404,585 for the year ended December 31, 2017, an increase of $746,650. During the year ended December 31, 2017, we received $ 7,616,056 of proceeds from the issuance of senior debt, notes, and preferred stock, which is consistent the prior year’s amount of $7,437,029. In 2018, we also had a non-controlling member contribution to a consolidated subsidiary of $3,500,000.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the year ended December 31, 2018.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Use of Estimates — The preparation of consolidated financial statements, in conformity with generally accepted accounting principles (GAAP) requires the extensive use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. Estimates are used when accounting for items and matters including, but not limited to, allowance for uncollectible accounts receivable, obsolete, slow moving and excess inventory, asset valuations, including intangibles, and useful lives, employee benefits, taxes and other provisions and contingencies.

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

HEBioT Facility under Construction — HEBioT facility under construction include all costs incurred to bring an asset to the condition and location necessary for its intended use. Included in the capitalized costs are construction, legal, leasehold improvements, and interest. Once placed into service, these costs will be depreciated over their estimated useful lives on a straight-line basis.

MBT Facility Development Costs — The Company defers costs relating to on-going MBT facility development costs commencing upon the Company’s determination that the project will be completed based upon data available at the time. These site specific costs generally include external costs generally relating to legal, engineering and other costs relating to the acquisitions of real estate, permits and licenses. Upon commencement of construction, to the extent that costs relate to the facility, they are transferred to the construction in progress.

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

Recently Issued Accounting Standards

During the year ended December 31, 2018, the Company implemented the following recent accounting standards:

Revenue from Contracts with Customers — In April 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-10, “Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing” (Topic 606). The amendments clarify two aspects of ASU No. 2014-09, “Revenue from Contracts with Customers,” by providing (1) guidance for identifying performance obligations and (2) licensing implementation guidance. Public business entities should apply the guidance similar to Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  This standard had an effective date of January 1, 2018, and the Company used the modified retrospective implementation method, whereby a cumulative effect adjustment would have been recorded to retained earnings as of the date of initial application, if needed. In the initial implementation, the Company evaluated the terms, conditions and performance obligations under our existing contracts with customers and determined that a cumulative adjustment to retained earnings was not necessary, and that the new standard has not had a material impact on its financial condition, results of operations or cash flows.

Statement of Cash Flows — In November 2016, the FASB issued (ASU No. 2016-18,Statement of Cash Flows), regarding the presentation of restricted cash on the statement of cash flows. The standards update requires that the reconciliation of the beginning and end of period cash amounts shown in the statement of cash flows include restricted cash. When restricted cash is presented separately from cash and cash equivalents on the balance sheet, a reconciliation is required between the amounts presented on the statement of cash flows and the balance sheet. Also, the new guidance requires the disclosure of information about the nature of the restrictions. The standards update is effective retrospectively for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. The Company has implemented ASU 2016-18, “Statement of Cash Flows” in the accompanying consolidated financial statements.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2018, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended and determined there to be a material weakness.

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

Because of our limited operations we have a small number of employees which prohibits a segregation of duties. As we grow and expand our operations, we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

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

Item 11. Executive Compensation

The information set forth under Item 11 is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2019 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information set forth under Item 12 is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2019 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under Item 13 is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2019 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information set forth under Item 14 is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2019 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS

Number	Description
2.1	Agreement of Merger and Plan of Reorganization between Swift Start Corp., BioHiTech Global, Inc. and Bio Hi Tech America, LLC, dated August 6, 2015 (previously filed as Exhibit 2.1 of the Current Report on Form 8-K filed on August 11, 2015 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of BioHiTech Global, Inc., dated August 6, 2015 (previously filed as Exhibit 3.1 of the Current Report on Form 8-K filed on August 11, 2015 and incorporated herein by reference).

3.2	Certificate of Amendment to Certificate of Incorporation of BioHiTech Global, Inc., dated June 12, 2017 (previously filed as Exhibit 3.1 of the Current Report on Form 8-K filed on June 15, 2017 and incorporated herein by reference).

3.3	Bylaws (previously filed as Exhibit 3.2 of the Registration Statement on Form S-1 filed on November 7, 2013 and incorporated herein by reference).

3.4	Certificate of Formation of Bio Hi Tech America, LLC (previously filed as Exhibit 3.3 of the Current Report on Form 8-K filed on August 11, 2015 and incorporated herein by reference).

3.5	Second Amended and Restated Operating Agreement of Bio Hi Tech America, LLC (previously filed as Exhibit 3.4 of the Current Report on Form 8-K filed on August 11, 2015 and incorporated herein by reference).

4.1	2015 Equity Incentive Plan (previously filed as Exhibit 4.1 of the Annual Report on Form 10-K filed on March 29, 2016 and incorporated herein by reference).

4.2	2017 Executive Equity Incentive Plan (previously filed as Appendix A to the Proxy Statement filed on May 15, 2017 and incorporated herein by reference).

4.3	Specimen stock certificate for common stock (previously filed as Exhibit 4.1 to the Registration Statement on Form S-8 filed on June 11, 2018 and incorporated herein by reference).

4.4	Certificate of Designation of Series A Convertible Preferred Stock (previously filed as Exhibit 4.1 of the Current Report on Form 8-K filed on November 3, 2017 and incorporated herein by reference).

4.5	Certificate of Designation of Series B Convertible Preferred Stock (previously filed as Exhibit 4.1 of the Current Report on Form 8-K filed on January 4, 2018 and incorporated herein by reference).

4.6	Certificate of Designation of Series C Convertible Preferred Stock (previously filed as Exhibit 10.4 of the Current Report on Form 8-K filed on February 6, 2018 and incorporated herein by reference).

4.7	Certificate of Designation of Series E Convertible Preferred Stock (previously filed as Exhibit 4.1 of the Current Report on Form 8-K filed on December 18, 2018 and incorporated herein by reference).

10.1	Form of Securities Purchase Agreement (previously filed as Exhibit 10.1 of the Current Report on Form 8-K filed on April 4, 2017 and incorporated herein by reference).

10.2	Form of Convertible Note (previously filed as Exhibit 4.1 of the Current Report on Form 8-K filed on August 2, 2016 and incorporated herein by reference).

10.3	Form of Convertible Promissory Note (previously filed on Exhibit 10.1 of the Current Report on Form 8-K filed on October 6, 2016 and incorporated herein by reference).

10.4	Form of Warrant (previously filed on Exhibit 10.1 of the Current Report on Form 8-K filed on October 6, 2016 and incorporated herein by reference).

10.5	Form of Convertible Promissory Note (previously filed as Exhibit 10.2 of the Current Report on Form 8-K filed on April 4, 2017 and incorporated herein by reference).

10.6	Form of Warrant (previously filed as Exhibit 10.3 of the Current Report on Form 8-K filed on April 4, 2017 and incorporated herein by reference).

10.7	Form of Convertible Promissory Note (previously filed as Exhibit 10.2 of the Current Report on Form 8-K filed on May 26, 2017 and incorporated herein by reference).

10.8	Form of Warrant (previously filed as Exhibit 10.3 of the Current Report on Form 8-K filed on May 26, 2017 and incorporated herein by reference).

10.9	Form of Convertible Promissory Note (previously filed as Exhibit 10.2 of the Current Report on Form 8-K filed on July 12, 2017 and incorporated herein by reference).

10.10	Form of Warrant (previously filed as Exhibit 10.3 of the Current Report on Form 8-K filed on July 12, 2017 and incorporated herein by reference).

10.11	Technology License Agreement between BioHiTech Global, Inc., E.N.A. Renewables LLC and Entsorgafin S.P.A., dated November 1, 2017 (previously filed as Exhibit 10.1 of the Current Report on Form 8-K filed on November 2, 2017 and incorporated herein by reference).

10.12	Registration Rights Agreement between BioHiTech Global, Inc., E.N.A. Renewables LLC and Entsorgafin S.p.A., dated November 1, 2017 (previously filed as Exhibit 10.2 of the Current Report on Form 8-K filed on November 2, 2017 and incorporated herein by reference).

10.13	Form of Warrant (previously filed as Exhibit 4.2 of the Current Report on Form 8-K filed on January 4, 2018 and incorporated herein by reference).

10.14	Membership Interest Purchase Agreement for Gold Medal Group, LLC, dated January 25, 2018 (previously filed as Exhibit 10.1 of the Current Report on Form 8-K filed on January 30, 2018 and incorporated herein by reference).

10.15	Note Purchase and Security Agreement between the Company and Michaelson Capital Special Finance Fund II, L.P., dated February 2, 2018 (previously filed as Exhibit 10.1 of the Current Report on Form 8-K filed on February 6, 2018 and incorporated herein by reference).

10.16	Senior Secured Term Note in favor of Michaelson Capital Special Finance Fund II, L.P., dated February 2, 2018 (previously filed as Exhibit 10.2 of the Current Report on Form 8-K filed on February 6, 2018 and incorporated herein by reference).

10.17	Securities Exchange and Note Purchase Agreement between the Company and Frank E. Celli, dated February 2, 2018 (previously filed as Exhibit 10.3 of the Current Report on Form 8-K filed on February 6, 2018 and incorporated herein by reference).

10.18	Junior Promissory Note in favor of Frank E. Celli, dated February 2, 2018 (previously filed as Exhibit 10.5 of the Current Report on Form 8-K filed on February 6, 2018 and incorporated herein by reference).

10.19	Credit Agreement between Comerica Bank and BHT Financial, LLC, dated February 2, 2018 (previously filed as Exhibit 10.1 of the Current Report on Form 8-K filed on February 8, 2018 and incorporated herein by reference).

10.20	Master Revolving Note in favor of Comerica Bank, dated February 2, 2018 (previously filed as Exhibit 10.2 of the Current Report on Form 8-K filed on February 8, 2018 and incorporated herein by reference).

10.21	First Amendment to Original Issue Discount Convertible Promissory Note between the Company and holders of the Series C Original Issue Discount Convertible Promissory Notes, dated February 2, 2018 (previously filed as Exhibit 10.3 of the Current Report on Form 8-K filed on February 8, 2018 and incorporated herein by reference).

10.22	Common Stock Purchase Warrant in favor of the holders of the Series C Original Issue Discount Convertible Promissory Notes dated February 2, 2018 (previously filed as Exhibit 10.4 of the Current Report on Form 8-K filed on February 8, 2018 and incorporated herein by reference).

10.23	Membership Interest Purchase and Sale Agreement between the Company, Entsorga USA, Inc. and Entsorga West Virginia LLC, dated November 28, 2018 (previously filed as Exhibit 99.1 on the Current Report on Form 8-K filed on December 4, 2018 and incorporated herein by reference).

10.24	Contribution and Transaction Agreement among Refuel America, LLC, Gold Medal Group, LLC, the Company and E.N.A. Renewables, LLC, dated December 14, 2018 (previously filed as Exhibit 99.4 on the Current Report on Form 8-K filed on December 20, 2018 and incorporated herein by reference).

14.1	Code of Business Conduct and Ethics (previously filed as Exhibit 14.1 on the Annual Report on Form 10-K filed on March 29, 2017 and incorporated herein by reference).

21.1	List of Subsidiaries.*

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Schema Document.*

101.CAL	XBRL Calculation Linkbase Document.*

101.DEF	XBRL Definition Linkbase Document.*

101.LAB	XBRL Label Linkbase Document.*

101.PRE	XBRL Presentation Linkbase Document.*

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 1, 2019

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

April 1, 2019	/s/ Frank E. Celli
Name: Frank E. Celli
Title: Chairman, Chief Executive Officer
(Principal Executive Officer)

April 1, 2019	/s/ Brian C. Essman
Name: Brian C. Essman
Title: Chief Financial Officer and Treasurer (Principal Financial Officer)

April 1, 2019	/s/ James D. Chambers
Name: James D. Chambers
Title: Director

April 1, 2019	/s/ Anthony Fuller
Name: Anthony Fuller
Title: Director

April 1, 2019	/s/ Robert A. Graham
Name: Robert A. Graham
Title: Director

April 1, 2019	/s/ Harriet Hentges
Name: Harriet Hentges
Title: Director

April 1, 2019	/s/ Douglas M. VanOort
Name: Douglas M. VanOort
Title: Director

BioHiTech Global, Inc. and Subsidiaries

BioHiTech Global, Inc. and Subsidiaries

Statements of Operations and Comprehensive Loss

For the Years ended December 31, 2018 and 2017

	2018	2017
Revenue
Rental, service and maintenance	$1,801,435	$1,622,114
Equipment sales	547,737	799,091
Management advisory and other fees	1,010,152	-
Total revenue	3,359,324	2,421,205
Cost of revenue
Rental, service and maintenance	1,237,531	1,207,050
Equipment sales	402,621	479,393
Total Cost of revenue	1,640,152	1,686,443
Gross profit	1,719,172	734,762
Operating expenses
Selling, general and administrative	6,741,561	7,185,048
Depreciation and amortization	115,038	113,784
Total operating expenses	6,856,599	7,298,832
Loss from operations	(5,137,427)	(6,564,070)
Other expense (income)
Equity loss in affiliate	601,927	17,765
Interest expense, net	2,582,896	1,766,693
Interest expense incurred in warrant valuation and conversions	6,424,970	1,999
Total other expense, net	9,609,793	1,786,457
Net loss	(14,747,220)	(8,350,527)
Net loss attributable to non-controlling interests	(76,890)	-
Net loss attributable to Parent	(14,670,330)	(8,350,527)
Foreign currency translation adjustment	43,611	(47,509)
Comprehensive loss	$(14,626,719)	$(8,398,036)

Net loss per common share - basic and diluted	$(1.11)	$(0.98)
Weighted average number of common shares outstanding - basic and diluted	13,616,268	8,541,167

See accompanying notes to consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2018 and 2017

	2018	2017
		(Revised)
Assets
Current Assets
Cash	$2,410,709	$901,112
Restricted cash	4,195,148	-
Accounts receivable, net	403,298	274,405
Inventory	499,848	332,101
Prepaid expenses and other current assets	66,425	79,686
Total Current Assets	7,575,428	1,587,304
Restricted cash	2,520,523	-
Equipment on operating leases, net	1,748,887	1,451,144
Equipment, fixtures and vehicles, net	49,028	63,509
HEBioT facility under construction	33,104,007	-
Intangible assets, net	83,933	174,133
Investment in unconsolidated affiliates	1,687,383	1,016,263
MBT facility development and license costs	8,475,408	6,223,766
Goodwill	58,000	-
Other assets	13,500	23,500
Total Assets	$55,316,097	$10,539,619
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Line of credit, net of financing costs of $30,670 as of December 31, 2018	$1,469,330	$1,000,000
Accounts payable	1,310,998	1,287,740
Accrued interest payable	959,927	29,431
Accrued expenses and liabilities	3,354,124	892,136
Deferred revenue	98,596	84,686
Customer deposits	7,683	39,498
Long-term debt, current portion	9,165	8,874
Total Current Liabilities	7,209,823	3,342,365
Notes payable	100,000	375,000
Line of credit	-	1,463,736
Junior note due to related party, net of discounts of $118,266 as of December 31, 2018	926,211	4,500,000
Advance from related party	-	544,777
Accrued interest	1,305,251	1,860,591
Convertible unsecured note	-	103,885
Convertible subordinated secured notes	-	1,021,916
Unsecured subordinated mandatorily convertible series notes	-	7,698,819
WV EDA Senior Secured Bonds payable, net of financing costs of $1,914,098	31,085,902	-
Senior Secured Note Payable, net of financing costs of $160,017 and discounts of $988,678	3,851,305	-
Long-term debt, net of current portion	12,806	21,971
Total Liabilities	44,491,298	20,933,060
Series A redeemable convertible preferred stock, 333,401 shares designated and issued, and 163,312 and 333,401 outstanding as of December 31, 2018 and 2017, respectively	816,553	623,283
Commitments and Contingencies		-
Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 3,159,120 and 1,444,601 designated, 1,903,753 and 493,401 issued, and 1,155,331 and 493,401 outstanding as of December 31, 2018 and 2017, respectively:
Series B Convertible preferred stock, 1,111,200 shares designated: 428,333 and 160,000 shares issued, and 0 and 160,000 outstanding as of December 31, 2018 and 2017, respectively	-	699,332
Series C Convertible preferred stock, 1,000,000 shares designated, 427,500 shares issued and outstanding as of December 31, 2018	3,050,142	-
Series E Convertible preferred stock, 714,519 shares designated: 714,519 shares issued and 564,519 outstanding as of December 31, 2018	1,490,330
Common stock, $0.0001 par value, 50,000,000 shares authorized, 14,802,956 and 9,598,208 shares issued and outstanding as of December 31, 2018 and 2017, respectively, at par	1,480	960
Additional paid in capital	43,452,963	17,752,990
Accumulated deficit	(44,594,385)	(29,431,416)
Accumulated other comprehensive income (loss)	5,021	(38,590)
Stockholders' equity (deficit) attributable to Parent	3,405,551	(11,016,724)
Stockholders’ equity (deficit) attributable to non-controlling interests	6,602,695	-
Total Stockholders' Equity (Deficit)	10,008,246	(11,016,724)
Total Stockholders' Equity (Deficit) and Liabilities	$55,316,097	$10,539,619

See accompanying notes to consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2018 and 2017

	2018	2017
Cash flows from operating activities:
Net loss:	$(14,747,220)	$(8,350,527)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	468,228	402,548
Provision for bad debts	25,477	105,418
Stock based employee compensation	836,372	329,782
Fees paid in stock and warrants	45,461	1,156,105
Interest resulting from amortization of financing costs and discounts	1,497,875	446,603
Equity loss in affiliate	601,927	17,765
Change in fair value of warrant liability	-	1,999
Interest resulting from warrants valued upon conversion of host debt instruments	6,424,970	-
Changes in operating assets and liabilities	(1,197,234)	1,117,357
Net cash used in operations	(6,044,144)	(4,772,950)

Cash flow from investing activities:
Sale of used machinery and equipment	-	16,762
Cash acquired from control acquisition of Entsorga West Virginia, LLC	6,773,384	-
Acquisition of MBT license rights	-	(839,678)
Investment in Entsorga West Virginia, LLC	-	(1,034,028)
MBT facility development costs incurred	(361,641)	(204,566)
Purchases of construction in-progress, equipment, fixtures and vehicles	(329,575)	(9,233)
Net cash used in investing activities	6,082,168	(2,070,743)

Cash flows from financing activities:
Proceeds from issuance of senior secured credit facility and common stock	5,000,000	-
Cash investment in Refuel America, LLC by non-controlling interest	3,500,000
Repayment of line of credit facility	(2,463,736)	-
Proceeds from new line of credit facility	1,500,000	-
Exercise of employee stock options	61,977	-
Proceeds from convertible notes, including warrants and beneficial conversion features	-	2,683,000
Deferred financing costs incurred	(246,131)	(23,000)
Repayments of long-term debt	(8,875)	(9,444)
Proceeds from the issuance of preferred stock and warrants	1,125,000	2,270,300
Redemption of Series A preferred stock	(317,000)	-
Related party:
Net increases of advances	-	1,120,756
Proceeds from promissory notes	-	786,973
Proceeds from convertible notes	-	576,000
Net cash provided by financing activities	8,151,235	7,404,585
Effect of exchange rate on cash	36,009	14,233
Net change in cash	8,225,268	575,125
Cash - beginning of period	901,112	325,987
Cash - end of period (restricted and unrestricted)	$9,126,380	$901,112

Note 24 includes supplemental cash flow information, non-cash investing and financing activities and changes in operating assets and liabilities.

See accompanying notes to consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Statements of Stockholders’ Equity (Deficit)

Statement of Stockholders’ Equity Attributable to Parent:
	Preferred Stock		Common Stock		Additional Paid in	Accumulated Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at January 1, 2017	-	-	8,229,712	$823	$9,604,324	$8,919	$(21,072,166)	$(11,458,100)
Issuance of Series B preferred stock	160,000	$699,332	-	-	-	-	-	699,332
Common stock issued for MBT intellectual property rights	-	-	1,035,905	104	5,179,418	-	-	5,179,522
Share-based employee and director compensation	-	-	-	-	329,782	-	-	329,782
Share-based professional services compensation	-	-	208,000	21	1,156,084	-	-	1,156,105
Common stock warrants issued in connection with debt and preferred stock	-	-	-	-	688,285	-	-	688,285
Beneficial conversion feature of debt (revised)	-	-	-	-	679,815	-	-	679,815
Conversion of promissory notes	-	-	40,454	4	115,290	-	-	115,294
Exercise of warrants	-	-	84,137	8	(8)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	(47,509)	-	(47,509)
Series A preferred stock dividend	-	-	-	-	-	-	(8,723)	(8,723)
Net loss	-	-	-	-	-	-	(8,350,527)	(8,350,527)
Balance at December 31, 2017 (revised)	160,000	699,332	9,598,208	960	17,752,990	(38,590)	(29,431,416)	(11,016,724)
Issuance of Series B preferred stock	268,333	1,068,039	-	-	273,626	-	-	1,341,665
Issuance of Series C preferred stock	427,500	3,050,142	-	-	1,360,681	-	-	4,410,823
Issuance of Series E preferred stock	714,519	1,886,330	-	-	-			1,886,330
Common stock issued for acquisition of Gold Medal Group	-	-	500,000	50	2,249,950	-	-	2,250,000
Share-based employee and director compensation	-	-	-	-	836,372	-	-	836,372
Exercise of employee options	-	-	16,527	2	61,975	-	-	61,977
Share-based professional services compensation	-	-	96,179	10	170,784	-	-	170,794
Conversion of debt into common stock	-	-	3,304,140	330	9,090,045	-	-	9,090,375
Interest on converted debt in common stock	-	-	196,050	20	915,680	-	-	915,700
Conversion of Series B preferred stock into common stock	(428,333)	(1,767,371)	480,067	48	1,767,323	-	-	-
Conversion of Series A preferred stock into common stock	-	-	118,542	11	533,434	-	-	533,445
Conversion of Series E preferred stock into common stock	(150,000)	(396,000)	150,000	15	395,985			-
Common stock issued in connection with debt financings	-	-	320,000	32	1,212,089	-	-	1,212,121
Warrants valued in connection with debt conversions and amendments	-	-	23,243	2	6,424,968	-	-	6,424,970
Foreign currency translation adjustment	-	-	-	-	-	43,611	-	43,611
Preferred stock dividends	-	-	-	-	407,061	-	(492,639)	(85,578)
Net loss	-	-	-	-	-	-	(14,670,330)	(14,670,330)
Balance at December 31, 2018	992,019	$4,540,472	14,802,956	$1,480	$43,452,963	$5,021	$(44,594,385)	$3,405,551

Statement of Stockholders’ Equity Attributable to Non-Controlling Interests in Consolidated Subsidiaries:
	Non-Controlling	Accumulated
	Equity Interest	Deficit	Total
Balance at January 1, 2017	$-	$-	$-
Balance at December 31, 2017	-	-	-
Equity interest of non-controlling equity holders of Entsorga West Virginia, LLC and Refuel America LLC and subsidiaries through December 13, 2018	6,679,585	-	6,679,585
Net loss from December 14, 2018 to December 31, 2018	-	(76,890)	(76,890)
Balance at December 31, 2018	$6,679,585	$(76,890)	$6,602,695

See accompanying notes to consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and For the Years Ended December 31, 2018 and 2017

Note 1. Basis of Presentation and Going Concern

Nature of Operations - BioHiTech Global, Inc. (the “Company” or “BioHiTech”) through its wholly-owned and its controlled subsidiaries offers cost-effective and technologically innovative advancements integrating technological, biological and mechanical engineering solutions for the control, reduction and / or reuse of organic and municipal waste.

As of December 31, 2018, the Company’s active wholly-owned subsidiaries were BioHiTech America, LLC, BioHiTech Europe Limited, BHT Financial, LLC and E.N.A. Renewables LLC, and its controlled subsidiaries were Refuel America LLC (60%) and its wholly-owned subsidiaries Apple Valley Waste Technologies Buyer, Inc., Apple Valley Waste Technologies, LLC, New Windsor Resource Recovery LLC and Rensselaer Resource Recovery LLC and its controlled subsidiary Entsorga West Virginia LLC (78.2%).

As of December 31, 2017, the Company’s active wholly-owned subsidiaries were BioHiTech America, LLC, BioHiTech Europe Limited, BHT Financial, LLC, E.N.A. Renewables LLC and New Windsor Resource Recovery LLC.

Basis of Presentation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned and controlled subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany transactions have been eliminated in consolidation. Under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 280, segment reporting, the Company reports as a single segment company. Reclassifications to certain prior period amounts have been made to conform to current period presentation. These reclassifications have no effect on previously reported net loss.

Going Concern and Liquidity - For the year ended December 31, 2018, the Company had a consolidated net loss of $14,747,220, incurred a consolidated loss from operations of $5,137,427 and used net cash in consolidated operating activities of $6,044,144. For the year ended December 31, 2017, the Company had a consolidated net loss of $8,350,527, incurred a consolidated loss from operations of $6,564,070 and used net cash in consolidated operating activities of $4,772,950. At December 31, 2018, consolidated stockholders’ equity amounted to $10,008,246 and the Company had a consolidated working capital of $365,605. The Company does not yet have a history of financial profitability. Historically the principal source of liquidity has been the issuance of debt and equity securities. Presently, the Company does not have firm commitments to fund its present operational and strategic plans. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and For the Years Ended December 31, 2018 and 2017

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

Product and Services Revenue Recognition —The Company’s accounting policy relating to revenue recognition reflects the impact of the adoption of Accounting Standards Codification (“ASC”) 606, implemented on January 1, 2018. The Company records revenue based on a five-step model in accordance with ASC 606, Revenue from Contracts with Customers, which require that we:

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

The adoption of Topic 606 did not have a material impact on the timing or amounts of revenue and costs recognized in the Company’s consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date or for the year ended December 31, 2018. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the impact was immaterial. Also, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

Lease Revenue Recognition — The Company recognizes revenue from the rental of the digester units ratably on a monthly basis over the term of the lease, as it has determined that the rental agreements entered into in connection with its Eco Safe Digester units qualify as operating leases, for which the Company is the operating lessor. In order to determine lease classification as operating, the Company evaluates the terms of the rental agreement to determine if the lease includes any of the following provisions which would indicate sales type lease treatment:

•	Transfer of ownership of the digester unit,
•	Bargain purchase option at the end of the term of the lease,
•	Lease term is greater than 75% of the economic life of the digester unit, or
•	Present value of minimum lease payments exceeds 90% of the fair value of the digester unit at inception of the lease

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and For the Years Ended December 31, 2018 and 2017

In addition, the Company also considers the following:

•	Collectability of the minimum lease payments is reasonably predictable, and
•	No important uncertainties surround the amount of unreimbursable costs yet to be incurred by the Company under the lease.

Restricted Cash — Includes Restricted cash that is restricted as to its use, as it is held by a trustee in accordance with the West Virginia Economic Development Authority bond agreement. These amounts are held by the Company’s trustee in various bank accounts segregated for specific uses related to the construction of the resource recovery facility. Amounts required to meet current operations of the Company have been classified as current in the accompanying consolidated balance sheets.

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

HEBioT Facility under Construction — High Efficiency Biological Treatment (“HEBioT”) facility under construction include all costs incurred to bring an asset to the condition and location necessary for its intended use. Included in the capitalized costs are construction, legal, leasehold improvements, and interest. Once placed into service, these costs will be depreciated over their estimated useful lives on a straight-line basis.

MBT Facility Development Costs — The Company defers costs relating to on-going Mechanical Biological Treatment (“MBT”) facility development costs commencing upon the Company’s determination that the project will be completed based upon data available at the time. These site specific costs generally include external costs generally relating to legal, engineering and other costs relating to the acquisitions of real estate, permits and licenses. Upon commencement of construction, to the extent that costs relate to the facility, they are transferred to the construction in progress.

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

Goodwill — The Company records as goodwill the excess of (i) the consideration transferred, the amount of any non-controlling interest in the acquiree, and the acquisition date fair value of any previous equity interest in the acquired entity over the (ii) fair value of the net identifiable assets acquired. The Company does not amortize goodwill; however, annually, or whenever there is an indication that goodwill may be impaired, qualitative factors are evaluated to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company’s test of goodwill impairment includes assessing qualitative factors and the use of judgment in evaluating economic conditions, industry and market conditions, cost factors, and entity specific events, as well as overall financial performance. Annual goodwill impairment analysis may include, but is not limited to the discounted cash flow method.

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and For the Years Ended December 31, 2018 and 2017

Amortization — Certain costs to acquire and develop computer software are capitalized and amortized over their estimated useful life using the straight-line method, up to a maximum of five years. Other intangible assets, except for those intangible assets with indefinite lives, are recognized separately and are amortized over their estimated useful lives.

Shipping Costs — Shipping and handling charges are recorded gross in both the revenue and in cost of revenue and amounted to $100,059 and $107,265 for the years ended December 31, 2018 and 2017, respectively.

Advertising — The Company expenses advertising costs as incurred. Advertising expense amounted to $81,901 and $63,060 for the years ended December 31, 2018 and 2017, respectively.

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

The Company had no financial instruments measured at fair value on a recurring basis as of December 31, 2018 and 2017.

Investments in Unconsolidated Entities —The Company utilizes the equity method of accounting for investments in companies if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee. The Company’s proportionate share of net income or loss is included in the Company’s consolidated operations as earning or loss from unconsolidated equity basis investments. In circumstances were the Company does not have the ability to exercise significant influence or control over the operating and financial policies of the investee, the cost basis of accounting is utilized whereby revenue is only recognized upon receipt and the investment is periodically reviewed for impairment.

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

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and For the Years Ended December 31, 2018 and 2017

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

Loss per Share — The Company computes basic loss per share using the weighted-average number of shares of common stock outstanding and diluted loss per share, while the diluted loss per share also includes the effects of dilutive instruments using the “treasury method.” Dividend attributable to preferred stock, whether declared or accrued, are deducted from income attributable to common shareholders, as are net loss attributable to non-controlling interests for purposes of earnings per share.

The Company’s potential dilutive instruments include options, convertible debt and warrants. These instruments have not been considered in the calculation of diluted loss per share as they are anti-dilutive for the reported periods.

Note 3. Acquisitions

On November 28, 2018, Company entered into a definitive agreement (the “MIPS”) with Entsorga USA, Inc. (“EUSA”) whereby EUSA agreed to sell, transfer and convey to BioHiTech 2,687 membership units of Entsorga West Virginia, LLC (“EWV”) (the “Membership units”) in consideration of 714,519 shares of BioHiTech’s newly created Series E convertible preferred stock (the “Sr. E CPS). EWV is a facility under construction that is intended to utilize HEBioT technology to divert municipal solid waste from landfills and to create an EPA recognized alternative commodity fuel.

On December 14, 2018, the EUSA transaction was consummated. The 714,519 shares of Sr. E CPS were valued at $1,886,630 based on the underlying common shares into which the Sr. E CPS is convertible into. The total acquisition price of $2,863,583 is comprised of the aforementioned transaction, plus $976,953 of previously held equity in EWV.

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and For the Years Ended December 31, 2018 and 2017

Upon consummation of the MIPS agreement BioHiTech owned a total of 4,410.4 membership units of EWV, comprised of the 2,687 units resulting from the MIPS agreement and 1,723.4 units previously acquired by BioHiTech during 2017. The 4,410.4 membership units represented 44.1% of the total membership units issued by EWV, which combined with BioHiTech’s control of EWV’s board, management and having the largest ownership block of EUSA, with the next largest block, which represents 34.1%, an entity over which BioHiTech has controlling financial interest, results in the investment being recognized in the Company’s financial statements on a consolidated basis. The estimated fair values of the assets acquired, and the liabilities assumed at the acquisition date are:

December 14,
2018
Restricted cash	$6,773,384
HEBioT facility under construction	32,784,920
MBT license	1,890,000
Total identified assets acquired	41,448,304

Account payable	65,943
Accrued liabilities	4,311,591
Long-term debt	31,085,902
Total liabilities assumed	35,463,436
Identifiable net assets acquired	5,984,868
Goodwill	58,000
Net assets acquired	6,042,868
Less non-controlling interest	(3,179,285)
Net identifiable assets acquired by Company	$2,863,583

The following represents the unaudited pro forma consolidated statement of operations as if the EWV transaction had been consummated on January 1, 2017 and included in the consolidated results of the Company for the entire years ended December 31, 2018 and 2017:

	(Unaudited)
	2018	2017
Revenue	$3,359,324	$2,421,205
Net loss	(15,062,634)	(8,512,511)

Following the consummation of the MIPS, on December 14, 2018, BioHiTech entered into a Contribution and Transaction Agreement (“CTA”) with Gold Medal Group, LLC (“GMG”) and a newly formed subsidiary Refuel America, LLC (“Refuel”) of the Company whereby GMG contributed $3,500,000 in cash and its 34.1% ownership interest in EVW (owned by GMG’s wholly owned subsidiary Apple Valley Waste Technologies, LLC) into Refuel and BioHiTech contributed it’s 44.1% interest in EWV, a technology license for a future HEBioT facility that BioHiTech carried at a value of $6,019,200 and $316,207 in capitalized costs relating to two separate HEBioT facility on-going projects. In exchange for the assets contributed, BioHiTech and GMG acquired 60% and 40%, respectively, of the membership units of Refuel, which approximate the carrying value of each of the BioHiTech and GMG assets contributed. As a result of there being a continuation in proportional ownership of the significant assets and the affiliate nature BioHiTech and GMG through a non-controlling interest of GMG being owned by BioHiTech and there being a management agreement between GMG’s largest subsidiary, Gold Medal Holdings, LLC (“GMH”) whereby BioHiTech provides executive management of GMH with control over the strategic and operational activities of GMH, the CTA transaction has been accounted for without separate acquisition accounting applied to the CTA elements.

During 2018, there were no revenues recognized as a result of these transactions as operations have not yet commenced. The total net loss recognized in the consolidated financial statements in 2018 from the date of the transaction was $169,502, which include $100,000 in legal fees related to the transactions that have been included in selling, general and administrative expenses.

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and For the Years Ended December 31, 2018 and 2017

Note 4. Investments in Unconsolidated Entities

Entsorga West Virginia LLC - Effective March 21, 2017, the Company acquired a 17.2% interest in Entsorga West Virginia LLC EWV from the original investors at their original purchase price of $60,000 for each 1% of interest in EWV ($1,034,028). From March 21, 2017 through December 14, 2018 the Company recognized the investment utilizing the equity method of accounting due to its investment and its ability to influence operations and activities of EWV. On December 14, 2018, the Company consummated an additional acquisition of 2,687 membership units that resulted in the Company gaining control of EWV. As December 14, 2018, EWV is consolidated in the accompanying statement of operations and comprehensive loss.

Through December 14, 2018, the Company had recognized losses through equity accounting of $17,765 and $193,102 for the years ended December 31, 2017 and 2018, respectively, resulting in a carrying balance amounting to $823,161 as of December 14, 2018. As a result of the acquisition of additional membership units and change in control, this previously held equity investment was valued at fair value amounting to $976,953 with the corresponding gain of $153,792 reflected as in equity loss in affiliate in the accompanying consolidated statement of operations and comprehensive loss.

Gold Medal Group, LLC – On January 25, 2018, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) to acquire 9.2% of the outstanding membership units (the “Units”) of Gold Medal Group, LLC (“GMG”), which is the owner of a traditional waste management entity. Pursuant to the Purchase Agreement, the Company acquired the Units from two unrelated parties in consideration $2,250,000 paid through the issuance of 500,000 shares of the Company’s common stock.

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

Additionally, on January 25, 2018, the Company entered into an Advisory Services Agreement (the “ASA”). Under the ASA, the Company provides services relating to corporate development, strategic planning, operational and sales oversight and other general administrative and support services in exchange for fees annually amounting to the greater of $750,000, which was subsequently changed to $1,000,000, or 10% of GM Group’s ordinary earnings before interest, taxes, depreciation and amortization. As a result of the investment and its ability to control operations and activities of GM Group, the Company initially recognized its investment utilizing the equity method of accounting.

During 2018, the Company’s investment in GMG was diluted from 9.2% to 2.9% due to additional GMG acquisitions and investments, including the CTA with the Company. As a result of the reduction in the ownership level and accordingly, a reduction in influence, effective December 14, 2018 the Company changed its prospective accounting for GMG from the equity method to the cost method.

During the year ended December 31, 2018, the initial $2,250,000 investment in GMG was reduced by $562,617 in losses recognized prior to the change to cost basis accounting.

Note 5. Accounts Receivable, net

Accounts receivable consists of the following as of December 31:

	2018	2017
Accounts receivable	$513,336	$408,693
Less: allowance for doubtful accounts receivable	(110,038)	(134,288)
	$403,298	$274,405

Allowance for doubtful accounts activities are as follows for the years ended December 31:

	2018	2017
Balance at beginning of year	$(134,288)	$(66,089)
Provision for doubtful accounts	(25,477)	(105,418)
Amounts written off	49,727	37,219
Balance at end of year	$(110,038)	$(134,288)

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and For the Years Ended December 31, 2018 and 2017

Note 6. Inventory

Inventory, comprised of finished goods and parts or assemblies, consist of the following as of December 31:

	2018	2017
Equipment	$169,540	$139,939
Parts and assemblies	330,308	192,162
	$499,848	$332,101

Note 7. Equipment on Operating Leases, net

Equipment on operating leases consist of the following as of December 31:

	2018	2017
Leased equipment	$3,054,097	$2,558,423
Less: accumulated depreciation	(1,305,210)	(1,107,279)
	$1,748,887	$1,451,144

During the year ended December 31, 2018 and 2017, depreciation expense included in cost of revenue, amounted to $353,189 and $288,792, respectively.

The Company is a lessor of Revolution and Eco Safe Series digester units under non-cancellable operating lease agreements expiring through December 2023. During the year ended December 31, 2018 and 2017, revenue under the agreements, which is included in rental, service and maintenance revenue, amounted to $1,174,772 and $864,013, respectively. The minimum future estimated contractual payments to be received under these leases as of December 31, 2018 is as follows:

Year ending December 31,
2019	$1,291,932
2020	992,622
2021	694,560
2022	448,930
2023 and thereafter	174,630
Total minimum lease income as of December 31, 2018	$3,602,674

Total minimum lease income as of December 31, 2017	$2,782,755

Note 8. Equipment, Fixtures and Vehicles, net

Equipment, fixtures and vehicles consist of the following as of December 31:

	2018	2017
Computer software and hardware	$112,500	$102,195
Furniture and fixtures	48,196	48,196
Vehicles	50,319	71,918
	211,015	222,309
Less: accumulated depreciation and amortization	(161,987)	(158,800)
	$49,028	$63,509

During the years ended December 31, 2018 and 2017, depreciation expense amounted to $24,838 and $20,875, respectively.

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and For the Years Ended December 31, 2018 and 2017

Note 9. HEBioT Facility Under Construction

The Company is presently constructing a HEBioT facility in Martinsburg, West Virginia that is anticipated to become fully operational in 2019. The Company capitalizes all costs incurred to bring an asset to the condition and location necessary for its intended use. Included in the capitalized costs are construction, specialized equipment, legal, leasehold improvements, and interest. Capitalized interest relates to the State of West Virginia Revenue Bonds and amounted to $109,992 for the period from December 14, 2018 to December 31, 2018. Once placed into service, these costs will be depreciated over their estimated useful lives on a straight-line basis.

Note 10. MBT Facility Development and License Costs

MBT Facility Development and License Costs consist of the following as of December 31:

	2018	2017
MBT Projects
New Windsor, New York:
Land acquisition	$66,000	$48,000
Legal	46,030	10,371
Survey and engineering	300,624	146,195
	412,654	204,566
Rensselaer, New York:
Survey and engineering	153,554	-
Total MBT projects	566,208	204,566

Technology Licenses
Future site	6,019,200	6,019,200
Martinsburg, West Virginia	1,890,000	-
Total Technology Licenses	7,909,200	6,019,200
Total MBT Facility Development and License Costs	$8,475,408	$6,223,766

MBT Facility Development Costs

New Windsor, New York

On March 1, 2017, the Town Counsel of New Windsor, NY approved, the sale of 12 acres of property to the Company for the development of a Mechanical Biological Treatment (“MBT”) facility, for which the agreement was executed on April 10, 2017. The purchase price of the property is $1,092,000, subject to reduction for option payments made by the Company in the monthly amount of $3,500 for the first 12 months and $6,000 per month for the following 12 months, until the closing. The purchase of the property is contingent upon the Company obtaining: necessary permits to allow construction of a Mechanical Biological Treatment (“MBT”) facility; approvals from state and local authorities; financing for the construction of the MBT facility; contracts for offtake of solid recovered fuel; and the satisfaction of the Company’s due diligence investigation of the property. As of December 31, 2018, the Company was pursuing local and state permits, and other approvals required to continue development of the project. Subsequent to December 31, 2018, the Company elected to rescind their agreement for the purchase of real property with the Town of New Windsor in exchange for a return of the $66,000 paid by the Company under the rescinded contract and to relocate the project. As the parties were actively pursuing the project as of December 31, 2018, any costs relating to the relocation and loss on development costs will be reflected in 2019.

Rensselaer, New York

During 2018, the Company commenced initial development of a project in Rensselaer, NY. As of December 31, 2018, the Company has received local permits and is pursuing state permits and other approvals required to continue development of the project.

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and For the Years Ended December 31, 2018 and 2017

HEBioT Technology Licenses

Technology License Agreement – Future Facility

On November 1, 2017, the Company entered into a Technology License Agreement (the “License Agreement”) with Entsorgafin S.p.A. (“Entsorga”) whereby the Company acquired a license for the design, development construction, installation and operation of a High Efficiency Biological Treatment (“HEBioT”) renewable waste facility with a capacity of 165,000 tons per year. The patented HEBioT technology converts mixed municipal and organic waste to a US Environmental Protection Agency recognized alternative fuel source.

The royalty payment for the license amounted to $6,019,200, which was comprised of 1,035,905 shares of the Company’s common stock, par value $0.0001 per share and cash payments in an amount up to $839,678 for Entsorga’s withholding taxes in the Unites States and Italy. The Company also entered into a Registration Rights Agreement with Entsorga whereby the Company granted Entsorga certain piggy-back and demand registration rights with respect to the Shares. This Technology License Agreement can be utilized at a future project and will be amortized once the facility is in operation.

Technology License Agreement – Martinsburg, West Virginia

In connection with the acquisition accounting applied to Entsorga West Virginia acquisition consummated on December 14, 2018, the facility License Agreement was valued at $1,890,000.

Note 11. Intangibles Assets, net

Intangible assets consist of the following as of December 31:

	Useful Lives (Years)	Remaining Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2018:
Digester distribution agreements	10	0.9	902,000	(818,067)	83,933
Website	3	-	23,388	(23,388)	-
Intangible assets, net			$925,388	(841,455)	83,933

December 31, 2017:
Digester distribution agreements	10	1.9	$902,000	$(727,867)	$174,133
Website	3	-	23,388	(23,388)	-
Intangible assets, net			$925,388	$(751,255)	$174,133

During the years ended December 31, 2018 and 2017, amortization expense, included in depreciation and amortization of operating expenses, amounted to $90,200 and $92,909, respectively.

At December 31, 2018, future annual estimated amortization expense is summarized as follows:

Year Ending December 31,
2019	$43,533
2020	20,200
2021	20,200
Total	$83,933

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and For the Years Ended December 31, 2018 and 2017

Note 12. Goodwill

As of December 31, 2018, the Company has goodwill of $58,000 resulting from the Entsorga West Virginia, LLC acquisition on December 14, 2018. It is not anticipated that this goodwill will be tax deductible.

Note 13. Risk Concentrations

The Company operates as a single segment on a worldwide basis through its subsidiaries, resellers and independent sales agents. Gross revenues and net non-current tangible assets on a domestic and international basis is as follows:

	United States	International	Total
2018:
Revenue, for the year ended December 31, 2018	$2,952,038	$407,286	$3,359,324
Non-current tangible assets, as of December 31, 2018	34,630,978	284,444	34,915,422

2017:
Revenue, for the year ended December 31, 2017	$1,801,168	$620,037	$2,421,205
Non-current tangible assets, as of December 31, 2017	1,349,461	188,692	1,538,153

Credit risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institutions. At times, the Company’s cash may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) in the USA and the Financial Conduct Authority (“FCA”) in the UK insurance limits. During the years ended December 31, 2018 and 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Major customers — During the year ended December 31, 2018, one customer represented at least 10% of revenues, accounting for 30.7% (Gold Medal Holdings, Inc., an unconsolidated affiliate) of revenues. During the year ended December 31, 2017 no customers represented at least 10% of revenues.

As of December 31, 2018, one customer represented at least 10% of accounts receivable, accounting for 32.8% (Gold Medal Holdings, Inc., an unconsolidated affiliate) of accounts receivable. As of December 31, 2017, no customers represented at least 10% of accounts receivable.

Vendor concentration — During the year ended December 31, 2018, two vendors represented at least 10% of costs of revenue, accounting for 25.1% (a 1.4% shareholder) and 11.0% of the combined cost of revenues and change in inventory. During the year ended December 31, 2017, two vendors represented at least 10% of costs of revenue, accounting for 26% (a 1.4% shareholder) and 14% of the combined cost of revenues and change in inventory.

As of December 31, 2018, one vendor represented at least 10% of accounts payable, accounting for 12.0% (a 1.4% shareholder) of accounts payable. As of December 31, 2017, three vendors represented at least 10% of accounts payable, accounting for 19% (BioHiTech International, Inc., a related party), 19% and 18% (a 1.4% shareholder) of accounts payable.

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and For the Years Ended December 31, 2018 and 2017

Note 14. Line of Credit, Notes Payable, Advances, Promissory Note, Convertible Promissory Notes and Long-Term Debt

Notes, lines, advances and long-term debts are comprised of the following as of December 31:

	2018		2017
	Total	Related Party	Total	Related Party
Line of credit	$1,469,330	$-	$2,463,736	$-
Unsecured subordinated convertible notes:
Series A	-	-	3,393,116	2,250,000
Series B	-	-	1,885,955	1,750,000
Series D	-	-	1,994,748	325,000
Series V	-	-	425,000	300,000
Series C – Subordinated secured convertible notes	-	-	1,021,916	450,000
Convertible note	-	-	103,885	-
Senior secured promissory note	3,851,305	-	-	-
Junior promissory note	926,211	926,211	-	-
Promissory note - related party	-	-	4,500,000	4,500,000
Notes payable	100,000	-	375,000	275,000
Advances	-	-	544,777	544,777
Long term debt - current and long-term portion	21,971	-	30,845	-

Line of Credit — In a series of transactions, on February 2, 2018, in connection with its $5,000,000 gross proceeds financing with Michaelson Capital Special Finance Fund II, L.P., the Company utilized a portion of the proceeds to pay off, in-full, and close out an existing line of credit with Comerica Bank (“Comerica”) that was payable and secured by the assets of the Company’s subsidiary, BioHiTech America, LLC. Also, in connection with and in accordance with the MCSFF financing, on February 2, 2018, the Company’s subsidiary, BHT Financial, LLC (“BHTF”) entered into a new Credit Agreement (the “Credit Agreement”) and a Master Revolving Note (the “Note”) with Comerica that provides for a facility of up to $1,000,000, secured by the assets of BHTF. The Credit Agreement and Note were amended on November 9, 2018 to increase the facility to $1,500,000. The Note does not have any financial covenants, carries interest at the rate of 3%, plus either the Comerica prime rate or a LIBOR-based rate, (6.52% as of December 31, 2018) and matures on January 1, 2020. The line of credit is secured by the assets of BHTF and is personally guaranteed by the Company’s Chief Executive Officer, Frank E. Celli and James C Chambers, a director.

As of December 31, 2018, the $1,500,000 balance outstanding is presented net of $34,945 in gross costs associated with the financing, net of $4,275 in amortization calculated on the effective interest method, which is included in interest expense in the accompanying consolidated statements of operations and comprehensive loss.

Michaelson Senior Secured Term Promissory Financing – On February 2, 2018, the Company and several of the Company’s wholly-owned subsidiaries entered into and consummated a Note Purchase and Security Agreement (the “Purchase Agreement”) with Michaelson Capital Special Finance Fund II, L.P. (“ MCSFF ”) to issue a senior secured term promissory note in the principal amount of $5,000,000 (the “Note”). The Note is not convertible and accrues interest at the rate of 10.25% per annum. The Note provides for certain financial covenants that were not met as of December 31, 2018 and a waiver of such was granted by MCSFF. The Note is to be repaid in eight, equal, quarterly installments of $625,000 commencing on May 15, 2021 and ending February 2, 2023 (the “Maturity Date”). Additionally, the Note is secured by a general security interest in all of the Company’s assets as well all of the assets of the Company’s subsidiaries, excluding those of Entsorga West Virginia LLC which is subject to superior security interests relating to the Entsorga West Virginia LLC WVEDA bonds. Further, the Company’s Chief Executive Officer, guaranteed a portion of the Registrant’s obligations to MCSFF. In connection with the issuance of the Note, the Company issued MCSFF 320,000 shares of the Registrant’s common stock, par value $0.0001 per share. As of December 31, 2018, the carrying balance of the note is comprised of $5,000,000 face, less $1,212,121 allocated to the common stock issued based upon the market value on the date issued, less associated amortization of $223,443 on the stock discount, less deferred financing costs of $211,187, less $51,170 of associated deferred financing cost amortization. All amortization is computed on the interest method and included in interest expense in the accompanying consolidated statements of operations and comprehensive loss.

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and For the Years Ended December 31, 2018 and 2017

Junior Promissory Note – On February 2, 2018, the Company entered into a Securities Exchange and Note Purchase Agreement (the “Exchange Agreement”) with Frank E. Celli, the Company’s Chief Executive Officer, whereby Celli exchanged $4,500,000 in a note receivable from the Company and $544,777 in advances made to the Company for $4,000,000 of the Registrant’s Series C Convertible Preferred Stock, par value $0.0001 (the “Series C Preferred Stock”) and a junior promissory note (the “Junior Note”) amounting to $1,044,477, which is carried net of discounts amounting to $135,823, less associated amortization of $17,557. The Junior Note, which is subordinated to the senior secured note, is not convertible, accrues interest at the rate of 10.25% per annum and matures on February 2, 2024.

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

In accordance with the terms of the notes, upon the Company’s uplisting to Nasdaq on April 9, 2018, the entire $1,900,000 in notes were converted into shares of the Company’s common stock at a price per share of $2.75. At the time of issuance, the warrants did not meet the definition of a derivative and therefore the warrants were not recorded as a derivative liability. As a result of the mandatory conversion the number of warrant shares and exercise price became fixed. The warrants for 690,914 shares of common stock were valued utilizing the Monte Carlo modelling technique utilizing stock prices of $4.55 on the dates of the debt conversion, an exercise price of $3.30, a standard deviation (volatility) of 49.2% to 51.2%, a risk-free interest rate of 2.6% with a term equal to the remaining term of the initial 5-year warrants. The model includes subjective input assumptions that can materially affect the fair value estimates. The total value of the warrants amounted to $1,611,133, which has been recognized as other interest expense and as additional paid in capital. In addition to the 690,914 shares of common stock issued in the conversion, under the agreements, the Company exercised its rights to pay all $199,383 in accrued interest on the notes with shares of common stock based on the market price of the shares on the day prior to the conversion, which resulted in the issuance of 46,372 shares of common stock. In connection with the conversion, the Company expensed the remaining $10,214 unamortized deferred financing costs as interest expense.

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

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and For the Years Ended December 31, 2018 and 2017

In accordance with the terms of the notes, upon the Company’s uplisting to Nasdaq on April 9, 2018, the outstanding $1,800,000 in notes were converted into shares of the Company’s common stock at a price per share of $2.75. At the time of issuance, the warrants did not meet the definition of a derivative and therefore the warrants were not recorded as a derivative liability. As a result of the mandatory conversion the number of warrant shares and exercise price became fixed. The warrants for 654,553 shares of common stock were valued utilizing the Monte Carlo modelling technique utilizing stock prices of $4.55 on the dates of the debt conversion, an exercise price of $3.30, a standard deviation (volatility) of 47.5% to 48.0%, a risk-free interest rate of 2.6% with a term equal to the remaining term of the initial 5-year warrants. The model includes subjective input assumptions that can materially affect the fair value estimates. The total value of the warrants amounted to $1,520,224, which has been recognized as other interest expense and as additional paid in capital. In addition to the 654,553 shares of common stock issued in the conversion, under the agreements, the Company exercised its rights to pay all $105,289 in accrued interest on the notes with shares of common stock based on the market price of the shares on the day prior to the conversion, which resulted in the issuance of 24,493 shares of common stock.

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

As of December 31, 2018, the holder has warrants outstanding that provide for the acquisition of up to 24,750 shares of common stock at $4.00 per share and expire in five years from the date of issuance (June 26, 2022).

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and For the Years Ended December 31, 2018 and 2017

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

As of December 31, 2018, an unsecured note of $100,000 with an unrelated party remains outstanding. The note provides for interest at 10.0% and matures on January 1, 2020.

Long Term Debt — Represents two loans collateralized by vehicles with interest ranging from 1.9% to 4.99%, each with amortizing principal payment requirements through 2020 and 2022, respectively.

Maturities of Non-Current Promissory Note, Long Term Debt and Unsecured Subordinated Convertible Notes — as of December 31, 2018, excluding discounts and deferred finance costs, which are being amortized as interest expense, are as follow:

Year Ending December 31,	Amortizing	Non- Amortizing	Total
2019	$9,165	$-	$9,165
2020	4,605	100,000	104,605
2021	4,380	1,875,000	1,879,380
2022	3,821	2,500,000	2,503,821
2023 and thereafter	-	1,669,477	1,669,477
Total	$21,971	$6,144,477	$6,166,448

Interest Expense — All interest on the Company’s various debts are recognized as interest expense in the accompanying consolidated financial statements.

Note 15. Entsorga West Virginia, LLC WVEDA Solid Waste Disposal Revenue Bonds

During 2016, Entsorga West Virginia LLC (the “Borrower”) was issued $25,000,000 in Solid Waste Revenue Bonds from the West Virginia Economic Development Authority (the “WVEDA Bonds”). The WVEDA Bonds were issued in two series with one for $7,535,000 bearing interest at 6.75% per annum with a maturity date of February 1, 2026 and the second for $17,465,000 bearing interest at 7.25% per annum with a maturity of February 1, 2036. Both series were issued at par. The 2026 series is payable with interest-only payments through February 1, 2019 then annual payments of principal and semi-annual payments of interest through maturity. The 2036 series is payable with interest-only payments through February 1, 2019 then annual payments of principal and semi-annual payments of interest through maturity. Repayment of principal is by way of sinking fund.

During 2018, the 2016 Indenture Trust and Loan Agreement were amended and restated effective November 1, 2018. These amendments provided for a third series of bonds amounting to $8,000,000 bearing interest at 8.75% per annum with a maturity date of February 1, 2036, with special event triggered pre-payment requirements. This series was issued at par. The 2036 series is payable with interest-only payments through February 1, 2020 then annual payments of principal and semi-annual payments of interest through maturity. Repayment is by way of sinking fund.

The outstanding balance of the WVEDA Bonds as of December 31, 2018 is $33,000,000, which is presented net of unamortized debt issuance amounting to $1,914,098, costs of $2,145,608, less associated amortization of $231,510, which includes amortization prior to the Company’s control acquisition in 2018.

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and For the Years Ended December 31, 2018 and 2017

The loan agreement and Indenture of trust place restrictions on the Borrower and its members regarding additional encumbrances on the property, disposition of the property, and limitations on equity distributions. The loan agreement also provides for financial covenants that will become effective two quarters following the completion of the facility or two quarters following March 31, 2019, whichever is earlier.

The future sinking fund payments by the Borrower as of December 31, 2018 are as follow:

	2016 Issue 2026 Series	2016 Issue 2036 Series	2018 Issue 2036 Series	Total
2019	$-	$-	$-	$-
2020	1,160,000	-	230,000	1,390,000
2021	1,215,000	-	255,000	1,470,000
2022	900,000	-	275,000	1,175,000
2023 and thereafter	4,260,000	17,465,000	7,240,000	28,965,000
Total	$7,535,000	$17,465,000	$8,000,000	$33,000,000

Note 16. Revision of Stockholders’ Equity in Financial Statements

During the preparation of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, the Company determined that it had incorrectly recorded beneficial conversion features associated with the Company’s Series A Redeemable Convertible Preferred Stock (the “Sr. A Preferred Stock”) as of December 31, 2017. The error resulted in an understatement of additional paid in capital and over statement of the Sr. A Preferred Stock. The Company assessed the materiality of the misstatement in accordance with Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections, SEC Staff Accounting Bulletins No. 99, Materiality, and No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and concluded that the misstatement was not material to the Company’s consolidated financial position for the prior periods and that amendments of previously filed reports were not required. However, the Company determined that the impact of the corrections would be too significant to record in the first quarter of fiscal 2018. As such, the revision for the correction is reflected in the balance sheet as of December 31, 2017. Disclosure of the revised amounts will also be reflected in future filings containing the applicable periods.

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

Note 17. Equity and Equity Transactions

The Company has 50,000,000 shares of its $0.001 par common stock and 10,000,000 shares of blank check preferred stock authorized by its shareholders. As of December 31, 2018, 14,802,956 shares of common stock have been issued and 3,159,120 shares of preferred stock have been designated in four series of shares, as follows:

Designation	Authorized Shares	Par Value	Stated Value
Series A Convertible Preferred Stock	333,401	$0.0001	$5.00
Series B Convertible Preferred Stock	1,111,200	0.0001	$5.00
Series C Convertible Preferred Stock	1,000,000	$0.0001	$10.00
Series E Convertible Preferred Stock	714,519	$0.0001	$2.64

Under the terms of the Company’s senior lender agreements, the Company is restricted from paying dividends in cash, but is allowed to pay dividends in common stock. The Company, since its merger in 2015 has not paid any cash dividends.

The consolidated financial statements include less than 100% owned and controlled subsidiaries and include equity attributable to non-controlling interests that take the form of the underlying legal structures of the less than 100% owned subsidiaries. Entsorga West Virginia LLC through its limited liability agreement and the agreements related to its WVEDA Bonds have restrictions on distributions to and loans to owners while the WVEDA Bonds are outstanding.

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and For the Years Ended December 31, 2018 and 2017

The Company has had the following equity related transactions during the two years ended December 31, 2018 and prior to the extent they are continuing and not disclosed elsewhere in the financial statements:

Series A Redeemable Convertible Preferred Stock — Due to the existence of redemption features, the stock is accounted for as temporary equity (similar accounting treatment to debt). As of December 31, 2017, the Series A Preferred Stock reflect: stated amount of $1,666,999, net of original issue discount of $166,699, bifurcated warrants of $403,630, bifurcated beneficial conversion feature of $535,630, net of amortization of discounts of $86,657. In addition, as of December 31, 2017, the Series A Preferred Stock is presented net of deferred issuance costs of $30,000, net of amortization of $5,586, respectively. Amortization of discounts and deferred issuance costs are reflected as interest expense in the accompanying consolidated statements of operations and comprehensive loss.

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

During June of 2018, the holder converted 40,000 shares with an aggregate stated value of $200,000 of stated value for 44,444 shares of common stock. In connection with the conversion the Company reflecting an additional interest expense of $73,461 to adjust unamortized discounts and costs relating to the shares converted.

During August of 2018, the holder converted 46,689 shares with an aggregate stated value of $233,445 of stated value for 51,876 shares of common stock. In connection with the conversion the Company reflecting an additional interest expense of $47,767 to adjust unamortized discounts and costs relating to the shares converted.

During October of 2018, the holder converted 20,000 shares with an aggregate stated value of $100,000 of stated value for 22,222 shares of common stock.

As of December 31, 2018, the net Series A Preferred Stock balance of $816,553 is comprised of 163,312 shares at stated value. The original issue discount of $166,699, bifurcated warrants of $403,630, bifurcated beneficial conversion feature of $535,630 and deferred issuance costs of $30,000 have been fully amortized through December 31, 2018. Interest expense resulting from the amortization amounted to $1,043,715 and $92,244 during the years ended December 31, 2018 and 2017, respectively and is reflected in the accompanying consolidated statements of operations and comprehensive loss as interest expense. As of December 31, 2018, the cumulative unpaid dividends for the Series A Preferred Stock amounted to $94,300.

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
As of and For the Years Ended December 31, 2018 and 2017

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

Series C Convertible Preferred Stock — The Series C Preferred Stock has a stated value of $10.00 per share and is convertible, at the holder’s option, into the Registrant’s common stock, par $0.0001, at a conversion price of $4.75 per share. The Series C Preferred Stock is non-redeemable, has voting rights together with the common stock, par $0.0001, at the rate of 4 votes to 1 and accrues dividends at 10.25% of the stated value outstanding. As of December 31, 2018, the Series C Preferred Stock is comprised of $4,275,000 face value, less $556,283 warrant valuation and beneficial conversion features of $668,575 reflected in additional paid in capital.

On February 2, 2018, in connection with and as a condition precedent to the closing of the MCSFF Note, the Company entered into a Securities Exchange and Note Purchase Agreement (the “Exchange Agreement”) with Frank E. Celli, the Company’s Chief Executive Officer, whereby Celli exchanged $4,500,000 in a note receivable and $544,777 in advances made to the Company for $4,000,000 of the Company’s Series C Preferred Stock and a junior promissory note (the “Junior Note”). The Junior Note, which is subordinated to the MCSFF Note, is not convertible, accrues interest at the rate of 10.25% per annum and matures on February 2, 2024. In connection with this transaction, the Registrant also issued Celli warrants to purchase 421,053 shares of Common Stock, exercisable at $5.50 per share which expire in five (5) years. The warrants for 421,053 shares of common stock were valued utilizing the Black Scholes modelling technique utilizing stock price of $4.95, an exercise price of $5.50, a standard deviation (volatility) of 40.48%, a risk-free interest rate of 2.95% based on the date of issue, with a term of 5 years.

On March 23, 2018, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Frank J. Celli, the father of the Company’s Chief Executive Officer, whereby Frank J. Celli exchanged $275,000 in a note receivable from the Company for $275,000 of the Company’s Series C Preferred Stock. In connection with this transaction, the Registrant also issued Frank J. Celli warrants to purchase 28,948 shares of Common Stock, exercisable at $5.50 per share which expire in five (5) years. The warrants for 28,948 shares of common stock were valued utilizing the Black Scholes modelling technique utilizing stock price of $4.05, an exercise price of $5.50, a standard deviation (volatility) of 41.77%, a risk-free interest rate of 2.91% based on the date of issue, with a term of 5 years.

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and For the Years Ended December 31, 2018 and 2017

As of December 31, 2018, the net Series C Preferred Stock balance of $3,050,142 is comprised of 427,500 shares at stated cost. The bifurcated warrants of $556,283 and bifurcated beneficial conversion feature of $668,575, which are not being amortized due to the Series C Preferred Stock being classified as permanent equity. As of December 31, 2018, the cumulative unpaid dividends for the Series C Preferred Stock amounted to $426,000.

Series E Convertible Preferred Stock — On December 14, 2018, the Company consummated a transaction with Entsorga USA, Inc. whereby EUSA agreed to sell, transfer and convey to the Registrant Two Thousand Six Hundred Seventy-Six and 60/100 (2,676.60) common membership units of EWV in consideration for 714,519 newly issued shares of stock of the Company’s newly created Series E Preferred Stock, par value $0.0001, (the “Series E Shares”) convertible into 714,539 shares (the “Conversion Shares”) of the Registrant’s common stock, par value $0.0001 per share (the “Common Stock”).

The Series E Shares with a stated value of $2.64 per share is convertible into shares of the Registrant’s common stock, par value $0.0001 per share and does not earn any dividends and has no special voting rights. The Series E Shares are convertible at the rate of one share of common stock for each Series E Share converted, subject to adjustment for stock splits and reclassifications. Immediately following the issuance of the Series E Shares, 150,000 Series E Shares were converted into 150,000 shares of common stock.

Maxim Warrants — In connection with the issuance of the Series A Unsecured Subordinated Convertible Promissory Notes, the Company agreed to issue warrants to Maxim Group LLC, the placement agent, that are exercisable into 10% of the total number of shares of common stock that the notes are convertible under the notes at an exercise price of $3.75 per share. The warrants expire 5 years from the date of issuance of the underlying notes, which was February 10, 2016.

As a result of the maturity of the Series A unsecured subordinated convertible promissory notes on February 10, 2018, the contingency that had prevented the valuation of the warrants has been resolved, resulting in warrants to purchase 10,909 shares of common stock that have been valued at $25,133, which has been expensed as other interest during the first quarter of 2018 and credited to additional paid in capital.

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
As of and For the Years Ended December 31, 2018 and 2017

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

Senior Lender Consent — In connection with obtaining consent from the Company’s senior lender, MCSFF allowing for the increase of the line of credit from Comerica, on November 7, 2018, MCSFF were granted warrants to acquire 100,000 shares of the Company’s common stock at an exercise price of $5.00 per share. The value of the warrants was determined utilizing the modelling technique utilizing stock prices of $2.92 on the date of issuance, an exercise price of $5.00, a standard deviation (volatility) of 32.5%, a risk-free interest rate of 3.05% with a term equal five year warrants. The model includes subjective input assumptions that can materially affect the fair value estimates. The total value of the warrants amounted to $45,462, which has been recognized as other interest expense and as additional paid in capital.

Note 18. Equity Incentive Plans

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

2017 Executive Incentive Plan — During 2017, the Company established the BioHiTech Global, Inc. 2017 Executive Incentive Plan, which is available to eligible employees, directors, consultants and advisors of the Company and its affiliates. The plan allows for the granting of incentive stock options, nonqualified stock options, reload options, stock appreciation rights, and restricted stock representing up to 1,000,000 shares. The Plan is administered by the Compensation Committee of the Board of Directors.

The shares underlying the plans, which total 1,750,000, have been registered by the Company under a Form S-8 Registration Statement declared effective July 7, 2018 by the Securities and Exchange Commission.

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and For the Years Ended December 31, 2018 and 2017

Compensation expense related to stock options and restricted units was:

	2018	2017
Stock options	$164,906	$99,975
Restricted stock units	671,466	229,807
	$836,372	$329,782

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

The following summarizes the Company’s stock option activity for the years ended December 31, 2018 and 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding – January 1, 2017	363,750	$3.75	9.17	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or Canceled	(51,041)	3.75	-	-
Outstanding – December 31, 2017	312,709	3.75	8.17	53,161
Exercisable – December 31, 2017	153,121	3.75	8.17	26,081

Outstanding – January 1, 2018	312,709	3.75	9.17	-
Granted	297,790	3.68	9.5	-
Exercised	(16,527)	3.75	-	4,779
Forfeited, Canceled or Expired	(111,890)	3.72	-	-
Outstanding – December 31, 2018	482,082	3.71	7.80	-
Exercisable – December 31, 2018	209,589	$3.75	5.85	$-

The following summarizes the Company’s stock option activity for non-vested options for the years ended December 31, 2018 and 2017:

	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2017	273,332	$3.75
Granted	-	-
Vested	(79,091)	(3.75)
Forfeited or Canceled	(34,653)	(3.75)
Balance at December 31, 2017	159,588	3.75
Granted	297,790	3.68
Vested	(72,995)	(3.75)
Forfeited, Canceled or Expired	(111,890)	(3.72)
Balance at December 31, 2018	272,493	$3.75

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and For the Years Ended December 31, 2018 and 2017

Total unrecognized compensation expense related to the unvested options at December 31, 2018 and 2017 amounts to $462,297 and $117,928, which the weighted average period that the expense is expected to be recognized is 2.44 and 1.15 years, respectively.

On June 7, 2018 the Company granted 297,790 non-qualified stock options with an exercise price of $3.68 per share with a total value of $595,563 based upon using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	2.81%
Expected dividend yield	0.00%
Expected volatility	53.35%
Expected term in years	6.36

Restricted Stock Units – During 2018, the Company granted or modified 768,572 restricted stock units (“RSU”) to certain employees generally vesting over a three-year period, subject to continued service on each applicable vesting date. The RSUs have no voting or dividend rights. The unamortized cost of the modified RSUs at the time of modification is being amortized over the modified vesting periods. The fair value of the common stock on the date of the grant ranged from $3.50 to $4.05 per share based upon the quoted closing price of the Company’s common stock on the grant date. The aggregate grant date fair value of the award amounted to $2,472,246 which will be recognized as compensation expense over the vesting period. As of December 31, 2018 and 2017, the aggregate intrinsic value of the unvested RSUs, determined by multiplying the anticipated number of RSUs that will vest by the closing market price of the underlying common stock, was $1,203,240 and $670,759, respectively.

Total unrecognized compensation expense related to the unvested RSUs at December 31, 2018 and 2017 amounts to $1,884,479 and $446,740, respectively, and is expected to be recognized over a weighted average period of 2.34 and 1.16 years, respectively.

The following summarizes the Company’s RSU activity for the years ended December 31, 2018 and 2017:

Number of Shares
Unvested balance at January 1, 2017	331,667
Granted	-
Vested	(75,000)
Forfeited or Canceled	(85,555)
Unvested balance at December 31, 2017	171,112
Granted or modified	768,572
Vested	(114,997)
Forfeited or Canceled	(81,946)
Unvested balance at December 31, 2018	742,741

Note 19. Income Taxes

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

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and For the Years Ended December 31, 2018 and 2017

The following table presents the components of income tax expense (benefit) from operations for the year ended December 31, 2018 and 2017.

	Year Ended December 31,
	2018	2017
US Federal:
Deferred	$1,992,255	$(230,242)
State and local:
Deferred	(618,573)	(701,299)
Non-US:
Deferred	58,880	(49,781)
Change in valuation allowance	(1,432,562)	981,322
Income tax provision	$-	$-

The following table presents a reconciliation of differences between the Federal statutory tax rate and the Company’s effective income tax rate for the year ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
U. S. Federal Statutory rate	(21.0)%	(34.0)%
Non-U.S. losses	0.1	0.5
Impact of US statutory tax rate change	-	25.7
Impact of US statutory tax rate change on valuation allowance	-	(25.7)
Local taxes, net of benefit	4.2	(7.4)
Nondeductible expenses	9.6	2.3
Other	(2.6)	1.1
	(9.7)	(37.5)
Change in valuation allowance	9.7	37.5
Effective income tax rate	-%	-%

The following table presents the Company’s net deferred tax assets and valuation allowance as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Deferred tax assets:
Net operating losses - Federal	$3,984,049	$2,722,166
Net operating losses - State	802,934	1,365,898
Net operating losses - Non-US	177,864	118,984
Stock-based compensation	434,487	325,262
Accrued expenses	441,756	601,515
Interest	524,677	-
Other, net	88,157	-
	6,453,924	5,133,825
Deferred tax liabilities:
Property and equipment - Federal	(86,344)	(198,807)
	(86,344)	(198,807)
Net deferred tax assets	6,367,580	4,935,018
Valuation allowance	(6,367,580)	(4,935,018)
Net deferred tax assets	$-	$-

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and For the Years Ended December 31, 2018 and 2017

The net operating loss carryovers may be subject to limitation under Internal Revenue Code Section 382 should there be greater than a 50% ownership change as determined under the regulations. As of December 31, 2018, the Company had net operating loss carryforwards of approximately $18,900,000 and $10,300,000 for federal and state income tax purposes, respectively. The federal net operating losses of approximately $14,200,000 which were generated in tax years beginning before January 1, 2018, will begin to expire in 2036 if not utilized. The balance of the net operating losses, approximately $4,700,000 do not expire. The state net operating losses expire at various times depending on the state with a majority beginning to expire in 2036 if not utilized. There were no net operating losses for federal corporate income tax purposes prior to the year ended December 31, 2015. US Federal corporate income tax returns for the years ended December 31, 2015 and later are open for examination and audit.

Note 20. Commitments and Contingencies

From time to time, the Company is involved in legal matters arising in the ordinary course of business, as of December 31, 2018 the Company is involved in the following matters.

The Company has accrued their contractual obligations, but are disputing payment for a consulting services agreement with Tusk Ventures LLC (“Tusk”), in which Tusk claim that it is owed $250,000 pursuant to an agreement. This matter was filed in the Supreme Court of the State of New York, New York County in April 2017 and while the Company has accrued all contractual amounts, it intends to defend the action vigorously. The Company and legal counsel believe this matter does not present a material risk to the Company.

On February 7, 2018, Lemartec Corporation (“Lemartec”) filed a complaint against the Company in the United States District Court for the Northern District of West Virginia arising out of the construction of the Company’s resource recovery facility in Martinsburg, West Virginia alleging breach of contract and unjust enrichment. The Company has filed its answer and counterclaims for damages against Lemartec and cross claims against Lemartec’s performance bond surety, Philadelphia Indemnity Insurance Company. Trial is expected to begin in August 2019 and the Company intends to vigorously defend the complaint. The Company cannot provide assurances that, the amount, and ultimate liability, if any, with respect to the remaining actions will not materially effect the Company’s financial position, results of operations, or cash flows.

It is management’s opinion that the resolution of these known claims should not have a material adverse impact on the financial position of the Company. There can be no assurance, however, that unforeseen circumstances will not result in significant costs. While the Company believes that these such matters are currently not a risk material to the Company’s financial position, there can be no assurance that these or other matters arising in the ordinary course of business for which the Company is, or could be, involved in litigation, will not have a material adverse effect on its business, financial condition or results of operations.

Note 21. Related Party Transactions

Related parties include Directors, Senior Management Officers, and shareholders, plus their immediate family, who own a 5% or greater ownership interest at the time of a transaction. The table below presents the face amount of direct related party assets and liabilities and other transactions or conditions as of or during the periods indicated.

		December 31,	December 31,
		2018	2017
Assets:
Accounts receivable	(k, l and m)	$168,588	$-
Intangible assets, net	(a)	83,933	174,133
Liabilities:
Accounts payable	(a)	160,761	298,942
Accrued interest payable		46,796	9,536
Long term accrued interest		1,305,251	1,545,146
Notes payable		-	275,000
Advance from related party	(b)	-	544,777
Junior promissory note	(c)	926,211	-
Promissory note - related parties	(d)	-	4,500,000
Series A - Unsecured subordinated convertible notes	(e)	-	2,250,000
Series B - Unsecured subordinated convertible notes	(f)	-	1,750,000
Series C - Subordinated secured convertible notes	(g)	-	450,000
Series D - Unsecured subordinated convertible notes	(h)	-	325,000
Series V - Unsecured subordinated convertible notes	(i)	-	300,000
Other:
Line of credit guarantee	(j)	1,469,330	2,463,736

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and For the Years Ended December 31, 2018 and 2017

The table below presents direct related party expenses or transactions for the years ended December 31. Compensation and related costs for employees of the Company are excluded from the table below.

		2018	2017
Management advisory fees	(k)	$847,717	$-
Project fees	(l)	162,435	-
Consulting revenue	(m)	62,795	81,110
S, G & A - Rent expense	(n)	54,180	53,447
Cost of revenues - Rent expense	(n)	43,968	43,619
S, G & A - Consulting expense	(a)	179,166	200,000
Interest expense		271,498	1,027,787
Debt guarantee fees	(j)	56,250	-
Cost of revenue, inventory or equipment on operating leases acquired	(a)	15,704	362,497

(a)

Distribution Agreement - BioHiTech has an exclusive license and distribution agreement (the “License Agreement”) with BioHiTech International, Inc., a company owned by James Koh, a BioHiTech shareholder and other unrelated parties. The License Agreement provides distribution rights to the Eco-Safe Digester through December 31, 2023 (unless extended by mutual agreement) and for annual payments to Mr. Koh in the amount of $200,000 for the term of the License Agreement and a 2.5% additional commission on all sales closed by Mr. Koh. Effective October 17, 2018, the agreement was amended to reduce the annual payments to $75,000 and to remove several international locations that the Company does not actively market.

(b)	Advance from Related Party - The Company’s Chief Executive Officer (the “Officer”) has in the past advanced the Company funds for operating and capital purposes. The advances bear interest at 13% and are unsecured and due on demand. There are no financial covenants related to this advance and there are no formal commitments to extend any further advances. On February 2, 2018 the advances were part of an exchange that resulted in the issuance of Series C preferred stock, warrants and a new junior promissory note, see (c) below.

(c)	Junior Promissory Note - On February 2, 2018, the Company entered into a Securities Exchange and Note Purchase Agreement (the “Exchange Agreement”) with Frank E. Celli, the Company’s Chief Executive Officer, whereby Celli exchanged $4,500,000 in a note receivable from the Company and $544,777 in advances made to the Company for $4,000,000 of the Registrant’s Series C Convertible Preferred Stock, par value $0.0001 (the Series C Preferred Stock”) and a junior promissory note (the “Junior Note”). The Junior Note, which is subordinated to the senior secured note, is not convertible, accrues interest at the rate of 10.25% per annum and matures on February 2, 2024.

(d)	Promissory Note - Related Party –On June 25, 2014, the Company initially entered into a secured promissory note with the Company’s Chief Executive Officer in the aggregate amount of $1,000,000 (the “Promissory Note”). This note has been amended effective July 31, 2015, January 1, 2016 and February 1, 2017. The amended note, which had an outstanding balance of $4,500,000 as of December 31, 2017 and on the date of conversion, was converted into a series of the Company’s preferred stock on February 2, 2018.

(e)	Series A Unsecured Subordinated Convertible Notes and Warrants - In connection with the Company’s issuance of unsecured subordinated convertible notes and warrants in 2016, certain related parties participated in such offering. In accordance with the terms of the notes, all of the outstanding balances were converted into the Company’s common stock on February 10, 2018 at $2.75 per share.

(f)	Series B Unsecured Subordinated Convertible Notes and Warrants - In connection with the Company’s issuance of unsecured subordinated convertible notes and warrants in 2016, certain related parties participated in such offering. As a result of the Company’s listing on Nasdaq, all of outstanding balances were converted into the Company’s common stock on April 9, 2018 at $2.75 per share.

(g)	Series C – Subordinated secured convertible notes - In connection with the Company’s issuance of subordinated secured convertible notes and warrants in 2017, certain related parties participated in such offering. As a result of the Company’s listing on Nasdaq, all of outstanding balances were converted into the Company’s common stock on April 9, 2018 at $2.75 per share.

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and For the Years Ended December 31, 2018 and 2017

(h)	Series D - Unsecured subordinated convertible notes - In connection with the Company’s issuance of unsecured subordinated convertible notes and warrants in 2016, certain related parties participated in such offering. As a result of the Company’s listing on Nasdaq, all of outstanding balances were converted into the Company’s common stock on April 9, 2018 at $2.75 per share.

(i)	Series V Unsecured Subordinated Convertible Notes - In connection with the Company’s issuance of unsecured subordinated convertible notes in 2016, as further disclosed in Note 11, BioHiTech International, see note a, above, exchanged $300,000 in accounts payable by the Company for a $300,000 note. As a result of the Company’s listing on Nasdaq, all of outstanding balances were converted into the Company’s common stock on April 9, 2018 at $2.75 per share.

(j)	Line of Credit - Under the terms of the line of credit, several related parties have personally guaranteed the line and are contingently liable should the Company not meet its obligations under the line. In connection with the new line of credit entered into on February 2, 2018, the Chief Executive Officer and a Director have provided a guarantee of the line of credit in exchange for a fee representing 4.5% of the debt.

(k)	Management Advisory Fees - The Company provides management advisory services to Gold Medal Holdings, Inc., an entity that the Company accounted for as an equity investment effective February 2018. The accounting for the investment was changed to cost method in December 2018.

(l)	Project Fees – In addition to Management Advisory Fees, the Company also has provided to Gold Medal Holdings, Inc. non-management advisory services related to projects relating to technology and operations.

(m)

Consulting Revenue - The Company provides environmental and project consulting to Entsorga West Virginia LLC, an entity that the Company accounted for as an equity investment from March 2017 through December 14, 2018, the date of its control acquisition.

(n)	Facility Lease - The Company leases its corporate headquarters and warehouse space from BioHiTech Realty LLC, a company owned by two stockholders of the Company, one of whom is the Chief Executive Officer. The lease expires in 2020, with a renewal option for an additional five-year period. Minimum lease payments as of December 31, 2018 under these operating leases are:

Year ending December 31,
2019	$100,003
2020	41,926
2021	-
Total	$141,929

Note 22. Employee 401(k) Savings Plan

Effective January 1, 2016, the Company established a defined contribution retirement savings plan qualified under Section 401(k) of the Internal Revenue Code. Under the plan, employees may contribute a percentage of eligible compensation on both a before-tax and after-tax basis. The Company may match a percentage of employee’s before-tax contributions, but is not required to do so, as the annual matching contributions are discretionary. No contributions have been made to the plan by the Company during the years ended December 31, 2018 and 2017.

Note 23. Operating Leases

The Company rents its headquarters and attached warehousing space from a related party (see Note 10) and has a land lease relating to the Martinsburg, WV HEBioT facility party under operating leases. The total future minimum lease payments under these leases as of December 31, 2018 is:

Year Ending December 31,
2019	$195,003
2020	150,926
2021	113,000
2022	113,000
2023 and thereafter	3,095,500
Total	$3,667,429

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and For the Years Ended December 31, 2018 and 2017

Total rent expense under all operating leases amounted to $155,060 and $137,802 for the years ended December 31, 2018 and 2017, respectively.

Note 24. Supplemental Consolidated Statement of Cash Flows Information

Changes in non-cash operating assets and liabilities, as well as other supplemental cash flow disclosures, are as follows for the years ended December 31:

	2018	2017
Changes in operating assets and liabilities:
Accounts and note receivable	$(160,694)	$(236,249)
Inventory	(842,944)	(330,699)
Prepaid expenses and other assets	23,019	(56,732)
Accounts payable	333,633	221,462
Accrued interest payable	446,710	1,223,105
Accrued expenses	(982,369)	274,266
Deferred revenue	17,225	18,837
Customer deposits	(31,814)	3,367
Net change in operating assets and liabilities	$(1,197,234)	$1,117,357

Supplementary cash flow information:
Cash paid during the year for:
Interest	$484,259	$113,801
Income taxes	-	-

Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Transfer of inventory to leased equipment	$666,251	$747,993
Control acquisition of Entsorga West Virginia, LLC with common stock (Note 3)	1,886,330
Common stock issued in settlement of accrued interest	915,700	-
Common stock issued in acquisition of Gold Medal Group, LLC	2,250,000	-
Acquisition of MBT facility development and technology license	-	5,179,522
Conversion of notes into common stock	9,090,375	-
Conversion of Series B preferred stock into common stock	1,767,371	-
In-Kind payments by investors for common and preferred stock	341,998	140,000
Vehicle acquisition with long-term debt	-	20,716
Exchange of related party notes payable and advances for Series C preferred stock, warrants and notes payable	5,319,777	-
Accrual of Series A preferred stock dividend	85,578	-
Conversion of Series A preferred stock into common stock	533,445	-
Conversion of advances from related party to promissory notes	-	576,000

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and For the Years Ended December 31, 2018 and 2017

Note 25. Recent Accounting Standards

During the year ended December 31, 2018, the Company implemented the following recent accounting standards:

Revenue from Contracts with Customers — In April 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-10, “Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing” (Topic 606). The amendments clarify two aspects of ASU No. 2014-09, “Revenue from Contracts with Customers,” by providing (1) guidance for identifying performance obligations and (2) licensing implementation guidance. Public business entities should apply the guidance similar to Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  This standard had an effective date of January 1, 2018, and the Company used the modified retrospective implementation method, whereby a cumulative effect adjustment would have been recorded to retained earnings as of the date of initial application, if needed. In the initial implementation, the Company evaluated the terms, conditions and performance obligations under our existing contracts with customers and determined that a cumulative adjustment to retained earnings was not necessary, and that the new standard has not had a material impact on its financial condition, results of operations or cash flows.

Statement of Cash Flows — In November 2016, the FASB issued (ASU No. 2016-18,Statement of Cash Flows), regarding the presentation of restricted cash on the statement of cash flows. The standards update requires that the reconciliation of the beginning and end of period cash amounts shown in the statement of cash flows include restricted cash. When restricted cash is presented separately from cash and cash equivalents on the balance sheet, a reconciliation is required between the amounts presented on the statement of cash flows and the balance sheet. Also, the new guidance requires the disclosure of information about the nature of the restrictions. The standards update is effective retrospectively for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. The Company has implemented ASU 2016-18, “Statement of Cash Flows” in the accompanying consolidated financial statements.

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

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and For the Years Ended December 31, 2018 and 2017

Note 26. Condensed Consolidating Financial Information

The WVEDA Solid Waste Disposal Revenue Bond obligations of Entsorga West Virginia LLC are not guaranteed by its members, including the Company, however the membership interests of Entsorga West Virginia LLC are pledged, and the debt agreements provide restrictions prohibiting distributions to the members, including equity distributions or providing loans or advances to the members.

The following presents the Company’s consolidating balance sheet as of December 31, 2018 and its condensed consolidating statement of operations and cash flows for the year ended December 31, 2018, for Entsorga West Virginia LLC and the Parent and other Company subsidiaries not subject to the WVEDA Solid Waste Disposal Revenue Bond restrictions and the elimination entries necessary to present the Company’s financial statements on a consolidated basis. These condensed consolidating financial information should be read in conjunction with the Company's consolidated financial statements.

Condensed Consolidating Balance Sheet as of December 31, 2018

	Parent and other Subsidiaries	Entsorga West Virginia LLC	Eliminations	Consolidated
Assets
Cash	$2,410,709	$-	$-	$2,410,709
Restricted cash	-	4,195,148	-	4,195,148
Other current assets	969,571	-	-	969,571
Current assets	3,380,280	4,195,148	-	7,575,428
Restricted cash	-	2,520,523	-	2,520,523
HEBioT facility under construction	-	33,104,007	-	33,104,007
Other fixed assets	1,797,915	-	-	1,797,915
MBT facility development and license costs	6,585,408	1,890,000	-	8,475,408
Intangible assets, net and investment in subsidiaries	7,626,268	-	(5,854,952)	1,771,316
Goodwill	-	58,000	-	58,000
Other assets	13,500	-	-	13,500
Total assets	$19,403,371	$41,767,678	$(5,854,952)	$55,316,097

Liabilities and stockholders’ equity
Line of credit	$1,469,330	$-	$-	$1,469,330
Other current liabilities	2,032,083	3,708,410	-	5,740,493
Current liabilities	3,501,413	3,708,410	-	7,209,823
Notes payable and other debts	4,890,322	-	-	4,890,322
Accrued interest	1,305,251	-	-	1,305,251
WV EDA bonds	-	31,085,902	-	31,085,902
Total liabilities	9,696,986	34,794,312	-	44,491,298
Redeemable preferred stock	816,553	-	-	816,553
Stockholder’s equity:
Attributable to parent	3,405,551	5,854,952	(5,854,952)	3,405,551
Attributable to non-controlling interests	5,484,281	1,118,414	-	6,602,695
Stockholders’ equity	8,889,832	6,973,366	(5,854,952)	10,008,246
Total liabilities and stockholders’ equity	$19,403,371	$41,767,678	$(5,854,952)	$55,316,097

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and For the Years Ended December 31, 2018 and 2017

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2018

	Parent and other Subsidiaries	Entsorga West Virginia LLC	Eliminations	Consolidated
Revenue	$3,359,324	$-	$-	$3,359,324
Cost of revenue	1,640,152	-	-	1,640,152
Gross profit	1,719,172	-	-	1,719,172
Selling, general and administrative	6,677,324	64,237	-	6,741,561
Depreciation and amortization	115,038	-	-	115,038
Total operating expenses	6,792,362	64,237	-	6,856,599
Loss from operations	(5,073,190)	(64,237)	-	(5,137,427)
Other expenses	9,604,528	5,265	-	9,609,793
Net loss	$(14,677,718)	$(69,502)	$-	$(14,747,220)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2018

	Parent and other Subsidiaries	Entsorga West Virginia LLC	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(14,677,718)	$(69,502)	$-	$(14,747,220)
Adjustments to reconcile net loss to net cash used in operations	9,900,310	-	-	9,900,310
Changes in operating assets and liabilities	(528,110)	(669,124)	-	(1,197,234)
Net cash used in operations	(5,305,518)	(738,626)	-	(6,044,144)

Cash flow from investing activities:
Cash acquired from control acquisition of Entsorga West Virginia, LLC	-	6,773,384	-	6,773,384
Capital contribution to Entsorga West Virginia, LLC	(1,000,000)	-	1,000,000	-
Other investing activities	(372,130)	(319,086)	-	(691,216)
Net cash used in investing activities	(1,372,130)	6,454,298	1,000,000	6,082,168

Cash flows from financing activities:
Issuances of debt and preferred stock, net of costs incurred	7,378,869	-	-	7,378,869
Repayments of debt	(2,472,611)	-	-	(2,472,611)
Capital contribution to Entsorga West Virginia, LLC	-	1,000,000	(1,000,000)	-
Cash investment in Refuel America, LLC by non-controlling interest	3,500,000	-	-	3,500,000
Other	(255,023)	-	-	(255,023)
Net cash provided by financing activities	8,151,235	1,000,000	(1,000,000)	8,151,235
Effect of exchange rate on cash	36,009	-	-	36,009
Cash – beginning of period	901,112	-	-	901,112
Cash – end of period (restricted and unrestricted)	$2,410,708	$6,715,672	$-	$9,126,380

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and For the Years Ended December 31, 2018 and 2017

Note 27. Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements are available to be issued. Any material events that occur between the balance sheet date and the date that the financial statements were available for issuance are disclosed as subsequent events, while the financial statements are adjusted to reflect any conditions that existed at the balance sheet date. Based upon this review, except as disclosed within the footnotes or as discussed below, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

Subsequent to December 31, 2018, the Company created a Series D convertible preferred stock designation for up to $2,000,000 in stated value. Through March 31, 2019, the Company had received subscriptions for $750,000.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

BioHiTech Global, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioHiTech Global, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity (deficit) for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

April 1, 2019

