Form 10-Q
period 2019-03-31
BIOHITECH GLOBAL, INC.
filed 2019-05-15
CIK 1590383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	BHTG	NASDAQ Capital Market

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 7, 2019
Common Stock, $0.0001 par value per share	14,907,956 shares

BioHiTech Global, Inc. and Subsidiaries

PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue
Rental, service and maintenance	$487,701	$440,493
Equipment sales	-	65,850
Management advisory and other fees (related party)	250,000	139,383
Total revenue	737,701	645,726
Operating expenses
Rental, service and maintenance	304,705	335,962
Equipment sales	-	26,547
Selling, general and administrative	2,326,362	1,579,990
Depreciation and amortization	27,937	30,716
Total operating expenses	2,659,004	1,973,215
Loss from operations	(1,921,303)	(1,327,489)
Other expenses
Equity loss in affiliate	-	45,413
Interest expense, net	339,864	554,276
Interest expense incurred in warrant valuation and conversions	-	3,293,613
Total other expenses, net	339,864	3,893,302
Net loss	(2,261,167)	(5,220,791)
Net loss attributable to non-controlling interests	(311,701)	-
Net loss attributable to Parent	(1,949,466)	(5,220,791)
Foreign currency translation adjustment	1,253	(33,442)
Comprehensive loss	$(1,948,213)	$(5,254,233)

Net loss attributable to Parent	$(1,949,466)	$(5,220,791)
Less – preferred stock dividends	(127,919)	(91,039)
Net loss – common shareholders	(2,077,385)	(5,311,830)
Net loss per common share - basic and diluted	$(0.14)	$(0.49)
Weighted average number of common shares outstanding - basic and diluted	14,816,734	10,940,183

See accompanying notes to unaudited interim consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Current Assets
Cash	$1,374,564	$2,410,709
Restricted cash	2,137,456	4,195,148
Accounts receivable, net	342,276	403,298
Inventory	430,417	499,848
Prepaid expenses and other current assets	126,585	66,425
Total Current Assets	4,411,298	7,575,428
Restricted cash	2,532,933	2,520,523
Equipment on operating leases, net	1,655,963	1,748,887
Equipment, fixtures and vehicles, net	43,544	49,028
HEBioT facility under construction	35,899,019	33,104,007
Operating lease right of use assets	1,021,190	-
Intangible assets, net	61,383	83,933
Investment in unconsolidated affiliates	1,687,383	1,687,383
MBT facility development and license costs	8,076,353	8,475,408
Goodwill	58,000	58,000
Other assets	13,500	13,500
Total Assets	$55,460,566	$55,316,097
Liabilities and Stockholders' Equity
Current Liabilities:
Line of credit, net of financing costs of $29,168 and $30,670 as of March 31, 2019 and December 31, 2018, respectively	$1,470,832	$1,469,330
Advance from related party	150,000	-
Accounts payable	4,391,816	1,310,998
Accrued interest payable	501,871	959,927
Accrued expenses and liabilities	878,356	3,354,124
Deferred revenue	112,292	98,596
Customer deposits	12,034	7,683
Note Payable	100,000	-
Long-term debt, current portion	8,362	9,165
Total Current Liabilities	7,625,563	7,209,823
Note payable	-	100,000
Junior note due to related party, net of discounts of $112,928 and $118,266 as of March 31, 2019 and December 31, 2018, respectively	931,548	926,211
Accrued interest (related party)	1,381,914	1,305,251
WV EDA Senior Secured Bonds payable, net of financing costs of $1,930,163 and $1,914,098 as of March 31, 2019 and December 31, 2018, respectively	31,069,837	31,085,902
Senior Secured Note, net of financing costs of $148,665 and $160,017 and discounts of $924,951 and $988,678, as of March 31, 2019 and December 31, 2018, respectively	3,926,384	3,851,305
Non-current lease liabilities	919,713	-
Long-term debt, net of current portion	11,345	12,806
Total Liabilities	45,866,304	44,491,298
Series A redeemable convertible preferred stock, 333,401 shares designated and issued, and 163,312 outstanding as of March 31, 2019 and December 31, 2018	816,553	816,553
Commitments and Contingencies	-	-
Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 3,179,120 and 3,159,120 designated as of March 31, 2019 and December 31, 2018, 1,911,253 issued and 1,162,833 outstanding as of March 31, 2019 and 1,903,753 issued and 1,155,333 outstanding as of December 31, 2018:
Series B Convertible preferred stock, 1,111,200 shares designated: 428,333 shares issued, no shares outstanding as of March 31, 2019 and December 31, 2018	-	-
Series C Convertible preferred stock, 1,000,000 shares designated, 427,500 shares issued and outstanding as of March 31, 2019 and December 31, 2018	3,050,142	3,050,142
Series D Convertible preferred stock, 20,000 shares designated: 7,500 shares issued and outstanding as of March 31, 2019 and no shares issued and outstanding as of December 31, 2018	750,000	-
Series E Convertible preferred stock, 714,519 shares designated: 714,519 shares issued, and 564,519 outstanding as of March 31, 2019 and December 31, 2018	1,490,330	1,490,330
Common stock, $0.0001 par value, 50,000,000 shares authorized, 14,822,956 and 14,802,956 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1,482	1,480
Additional paid in capital	43,750,710	43,452,963
Accumulated deficit	(46,562,223)	(44,594,385)
Accumulated other comprehensive income	6,274	5,021
Stockholders’ equity attributable to Parent	2,486,715	3,405,551
Stockholders’ equity attributable to non-controlling interests	6,290,994	6,602,695
Total Stockholders’ Equity	8,777,709	10,008,246
Total Liabilities and Stockholders’ Equity	$55,460,566	$55,316,097

See accompanying notes to unaudited interim consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,261,167)	$(5,220,791)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	129,435	115,752
Amortization of operating lease right of use assets	24,565	-
Provision for bad debts	15,000	11,734
Share based employee compensation	297,749	77,640
Interest resulting from amortization of financing costs and discounts	109,793	287,512
Equity loss in affiliate	-	45,413
Interest resulting from warrants valued upon conversion of host debt instruments	-	3,293,613
Loss resulting from abandonment of MBT site	346,654	-
Changes in operating assets and liabilities	125,322	(611,400)
Net cash used in operating activities	(1,212,649)	(2,000,527)

Cash flow from investing activities:
Purchases of construction in-progress, equipment, fixtures and vehicles	(2,794,824)	(1,602)
MBT facility development costs incurredv	(13,600)	(92,764)
MBT facility development costs refunded	66,000	-
Net cash used in investing activities	(2,742,424)	(94,366)

Cash flows from financing activities:
Proceeds from issuance of senior secured credit facility and common stock	-	5,000,000
Repayment of line of credit facility	-	(2,463,736)
Proceeds from new line of credit facility	-	1,000,000
Proceeds from the sale of Series D convertible preferred stock units	750,000	-
Deferred financing costs incurred	(43,941)	(237,187)
Repayments of long-term debt	(2,264)	(2,192)
Proceeds from the subscription of Series B convertible preferred stock and warrants	-	1,125,000
Related party advance	150,000	-
Net cash provided by financing activities	853,795	4,421,885
Effect of exchange rate on cash	19,851	(4,657)
Net change in cash (restricted and unrestricted)	(3,081,427)	2,322,335
Cash - beginning of period (restricted and unrestricted)	9,126,380	901,112
Cash - end of period (restricted and unrestricted)	$6,044,953	$3,223,447

Note 21 includes supplemental cash flow information, non-cash investing and financing activities and changes in operating assets and liabilities.

See accompanying notes to unaudited interim consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

Statement of Stockholders’ Equity Attributable to Parent for the Three Months Ended March 31, 2019:
	Preferred Stock		Common Stock		Additional Paid in	Accumulated Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Other Loss	Deficit	Total
Balance at January 1, 2019	992,019	$4,540,472	14,802,956	$1,480	$43,452,963	$5,021	$(44,594,385)	$3,405,551
Series D preferred stock	7,500	750,000						750,000
Share-based employee and director compensation					297,749			297,749
Issuance of restricted stock			20,000	2	(2)			-
Preferred stock dividends							(18,372)	(18,372)
Net loss							(1,949,466)	(1,949,466)
Foreign currency translation adjustment						1,253		1,253

Balance at March 31, 2019	999,519	$5,290,472	14,822,956	$1,482	$43,750,710	$6,274	$(46,562,223)	$2,486,715

Statement of Stockholders’ Equity Attributable to Non-Controlling Interests in Consolidated Subsidiaries for the Three Months Ended March 31, 2019:
	Non-Controlling	Accumulated
	Equity Interest	Deficit	Total
Balance at January 1, 2019	$6,679,585	$(76,890)	$6,602,695
Net loss		(311,701)	(311,701)

Balance at March 31, 2019	$6,679,585	$(388,591)	$6,290,994

Statement of Stockholders’ Equity Attributable to Parent for the Three Months Ended March 31, 2018:
	Preferred Stock		Common Stock		Additional Paid in	Accumulated Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Other Loss	Deficit	Total
Balance at January 1, 2018	160,000	$699,332	9,598,208	$960	$17,752,990	$(38,590)	$(29,431,416)	$(11,016,724)
Issuance of Series B preferred stock	268,333	1,068,039			273,626			1,341,665
Issuance of Series C preferred stock	427,500	3,050,142			1,360,681			4,410,823
Common stock issued for acquisition of Gold Medal Group			500,000	50	2,249,950			2,250,000
Share-based employee and director compensation					77,640			77,640
Share-based professional services compensation			30,000	3	(3)			-
Conversion of debt into common stock			1,349,577	135	3,715,239			3,715,374
Interest on converted debt in common stock			104,889	10	523,778			523,788
Common stock issued in connection with debt financings			320,000	32	1,212,089			1,212,121
Warrants valued in connection with debt conversions and amendments			23,243	2	3,293,611			3,293,613
Foreign currency translation adjustment						(33,442)		(33,442)
Preferred stock dividends					79,210		(91,039)	(11,829)
Net loss							(5,220,791)	(5,220,791)

Balance at March 31, 2018	855,833	$4,817,513	11,925,917	$1,192	$30,538,811	$(72,032)	$(34,743,246)	$542,238

See accompanying notes to unaudited interim consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2019 and 2018

Note 1. Basis of Presentation and Going Concern

Nature of Operations - BioHiTech Global, Inc. (the “Company” or “BioHiTech”) through its wholly-owned and its controlled subsidiaries offers cost-effective and technologically innovative advancements integrating technological, biological and mechanical engineering solutions for the control, reduction and / or reuse of organic and municipal waste.

As of March 31, 2019 and December 31, 2018, the Company’s active wholly-owned subsidiaries were BioHiTech America, LLC, BioHiTech Europe Limited, BHT Financial, LLC and E.N.A. Renewables LLC, and its controlled subsidiary was Refuel America LLC (60%) and its wholly-owned subsidiaries Apple Valley Waste Technologies Buyer, Inc., Apple Valley Waste Technologies, LLC, New Windsor Resource Recovery LLC and Rensselaer Resource Recovery LLC and its controlled subsidiary Entsorga West Virginia LLC (78.2%).

As of March 31, 2018, the Company’s active wholly-owned subsidiaries were BioHiTech America, LLC, BioHiTech Europe Limited, BHT Financial, LLC and E.N.A. Renewables LLC, and New Windsor Resource Recovery LLC.

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned and controlled subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management’s opinion, however, that the accompanying condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2018, which contains the audited financial statements and notes thereto, for the years ended December 31, 2018 and 2017 included within the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 1, 2019. The financial information as of December 31, 2018 presented hereto is derived from the audited consolidated financial statements presented in the Company’s audited consolidated financial statements for the year ended December 31, 2018. The interim results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

Reclassifications to certain prior period amounts have been made to conform to current period presentation. These reclassifications have no effect on previously reported net loss.

Going Concern and Liquidity - For the three months March 31, 2019, the Company had a consolidated net loss of $2,261,167, incurred a consolidated loss from operations of $1,921,303 and used net cash in consolidated operating activities of $1,212,649. At March 31, 2019, consolidated total stockholders’ equity amounted to $8,777,709, consolidated stockholders’ equity attributable to parent amounted to $2,486,715 and the Company had a consolidated working capital deficit of $3,214,265. The Company does not yet have a history of financial profitability. Historically the principal source of liquidity has been the issuance of debt and equity securities. Presently, the Company does not have firm commitments to fund its present operational and strategic plans. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is presently in the process of raising additional debt and capital for general operations and for investment in several strategic initiatives, as well as commercial debt to support its leasing activities. There is no assurance that the Company will be able to raise sufficient debt or capital to sustain operations or to pursue other strategic initiatives or that such financing will be on terms that are favorable to the Company.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2019 and 2018

Note 2. Summary of Significant Accounting Policies

Use of Estimates — The preparation of consolidated financial statements, in conformity with GAAP requires the extensive use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. Estimates are used when accounting for items and matters including, but not limited to, valuation of deferred tax assets, share based compensation, allowance for uncollectible accounts receivable, obsolete, slow moving and excess inventory, asset valuations, including intangibles, and useful lives and other provisions and contingencies.

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

Product and Services Revenue Recognition — The Company records revenue based on a five-step model in accordance with ASC 606, Revenue from Contracts with Customers, which require that we:

1. Identify the contract with a customer;

2. Identify the performance obligations in the contract;

3. Determine the transaction price of the contract;

4. Allocate the transaction price to the performance obligations in the contract;

5. Recognize revenue when the performance obligations are met or delivered.

The Company’s performance obligations are satisfied at the point in time when products are shipped to the customer, which is when the customer has title and control. Therefore, the Company’s contracts have a single performance obligation (shipment of product). The Company primarily receives fix consideration for sales of products.

Management advisory fees are recognized over the term of the agreement.

The Company records taxes collected from customers and remitted to governmental authorities on a net basis.

Lease Revenue Recognition — Rental, service and maintenance revenues relating to the Company’s rental agreements involve providing use of the Company’s digesters at customer locations, access to our software as a service and preventative maintenance over the term. The agreements generally provide for flat monthly payments that the Company believes are consistent with our costs and obligations underlying the agreements.

The Company selected the practical expedient not to separate non-lease components from lease components. The Company recognizes revenue from the rental of the digester units ratably on a monthly basis over the term of the lease, as it has determined that the rental agreements entered into in connection with its digester units qualify as operating leases, for which the Company is the operating lessor. In order to determine lease classification as operating, the Company evaluates the terms of the rental agreement to determine if the lease includes any of the following provisions which would indicate sales type lease treatment:

•	The lease transfers ownership of the underlying asset to the lessee by the end of the lease term,

•	The lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise,

•	The Lease term is for the major part of the remaining economic life of the underlying asset. However, if the commencement date falls at or near the end of the economic life of the underlying asset, this criterion shall not be used for purposes of classifying the lease,

•	The present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments equals or exceeds substantially all of the fair value of the underlying asset or

•	The underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2019 and 2018

Restricted Cash — Includes Restricted cash that is restricted as to its use, as it is held by a trustee in accordance with the West Virginia Economic Development Authority bond agreement. These amounts are held by the Company’s trustee in various bank accounts segregated for specific uses related to the construction and operation of the resource recovery facility. Amounts required to meet current operations of the Company have been classified as current in the accompanying consolidated balance sheets.

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

MBT Facility Development Costs — The Company defers costs relating to on-going Mechanical Biological Treatment (“MBT”) facility development costs commencing upon the Company’s determination that the project will be completed. These site specific costs generally include external costs generally relating to legal, engineering and other costs relating to the acquisitions of land, permits and licenses. Upon commencement of construction, to the extent that costs relate to the facility, they are transferred to the construction in progress.

Investments in Unconsolidated Entities —The Company utilizes the equity method of accounting for investments in companies if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee. The Company’s proportionate share of net income or loss is included in the Company’s consolidated operations as earning or loss from unconsolidated equity basis investments. In circumstances were the Company does not have the ability to exercise significant influence or control over the operating and financial policies of the investee, the investment is carried at cost, less impairment, adjusted for subsequent changes to estimated fair value.

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

Loss per Share — The Company computes basic loss per share using the weighted-average number of shares of common stock outstanding and diluted loss per share, while the diluted loss per share also includes the effects of dilutive instruments using the “treasury method.” Dividends attributable to preferred stock, whether declared or accrued, are deducted from income attributable to common shareholders for purposes of earnings per share.

The Company’s potential dilutive instruments include convertible preferred stock, options, convertible debt and warrants. These instruments have not been considered in the calculation of diluted loss per share as they are anti-dilutive for the reported periods.

Note 3. Acquisition and Contribution Agreement

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

On December 14, 2018, the EUSA transaction was consummated. The 714,519 shares of Sr. E CPS were valued at $1,886,630 based on the underlying common shares which the Sr. E CPS is convertible into. The total acquisition price of $2,863,583 is comprised of the aforementioned transaction, plus $976,953 of previously held equity in EWV.

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

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2019 and 2018

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

The following presents unaudited pro forma information as if the acquisition had occurred as of January 1, 2018. The pro forma results do not include any anticipated cost synergies or other effects of the integration of the acquired company. Pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor is it indicative of future operating results of the combined company.

	For the Three Months Ended March 31,
	2019	2018
Pro forma revenue	$737,701	$645,726
Pro forma net loss	(2,261,167)	(5,256,782)
Proforma earnings per share – basic and diluted	(0.14)	(0.48)

Note 4. Investments in Unconsolidated Entities

Entsorga West Virginia LLC - Effective March 21, 2017, the Company acquired a 17.2% interest in Entsorga West Virginia LLC EWV from the original investors at their original purchase price of $60,000 for each 1% of interest in EWV ($1,034,028). From March 21, 2017 through December 14, 2018 the Company recognized the investment utilizing the equity method of accounting due to its investment and its ability to influence operations and activities of EWV. On December 14, 2018, the Company consummated an additional acquisition of 2,687 membership units that resulted in the Company gaining control of EWV. From December 14, 2018, EWV is consolidated in the accompanying condensed consolidated financial statements.

During the three months ended March 31, 2018, the Company had recognized losses through equity method accounting of $45,413.

Gold Medal Group, LLC – On January 25, 2018, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) to acquire 9.2% of the outstanding membership units (the “Units”) of GMG, which is the owner of a traditional waste management entity. Pursuant to the Purchase Agreement, the Company acquired the Units from two unrelated parties in consideration $2,250,000 paid through the issuance of 500,000 shares of the Company’s common stock.

Additionally, on January 25, 2018, the Company entered into an Advisory Services Agreement (the “ASA”). Under the ASA, the Company provides services relating to corporate development, strategic planning, operational and sales oversight and other general administrative and support services in exchange for fees annually amounting to the greater of $750,000, which was subsequently changed to $1,000,000, or 10% of GMG’s ordinary earnings before interest, taxes, depreciation and amortization. As a result of the investment and its ability to influence operations and activities of GMG, the Company initially recognized its investment utilizing the equity method of accounting on a three-month lag in reporting periods, accordingly no income or loss was recognized during the three-months ended March 31, 2018.

During 2018, the Company’s investment in GMG was diluted from 9.2% to 2.9% due to additional GMG acquisitions and investments, including the CTA with the Company. As a result of the reduction in the ownership level and accordingly, a reduction in influence, effective December 14, 2018 the Company changed its prospective accounting for GMG from the equity method to investment at cost, less impairment, adjusted for subsequent changes to estimated fair value.

Note 5. Accounts Receivable, net

Accounts receivable consists of the following:

	March 31,	December 31,
	2019	2018
Accounts receivable	$467,315	$513,336
Less: allowance for doubtful accounts receivable	(125,039)	(110,038)
	$342,276	$403,298

Note 6. Inventory

Inventory, comprised of finished goods and parts or assemblies, consist of the following:

	March 31,	December 31,
	2019	2018
Equipment	$120,493	$169,540
Parts and assemblies	309,924	330,308
	$430,417	$499,848

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2019 and 2018

Note 7. Equipment on Operating Leases, net

Equipment on operating leases consist of the following:

	March 31,	December 31,
	2019	2018
Leased equipment	$2,930,065	$3,054,097
Less: accumulated depreciation	(1,274,102)	(1,305,210)
	$1,655,963	$1,748,887

During the three months ended March 31, 2019 and 2018, depreciation expense included in rental, service and maintenance expense, amounted to $101,502 and $85,044, respectively.

The Company is a lessor of digester units under non-cancellable operating lease agreements expiring through December 2023. These leases generally have terms of three to five years and do not contain stated extension periods or options for the lessee to purchase the underlying assets. At the end of the leases, the lessee may enter into a new lease or return the asset, which would be available to the Company for releasing. During the three months ended March 31, 2019 and 2018, revenue under the agreements, which is included in rental, service and maintenance revenue, amounted to $341,665 and $287,628, respectively.

The minimum future estimated contractual payments to be received under these leases as of March 31, 2019 is as follows:

Year ending December 31,
2019 (remaining)	$1,006,833
2020	1,060,290
2021	752,492
2022	467,394
2023 and thereafter	182,959
Total minimum lease income as of March 31, 2019	$3,469,968

Note 8. Equipment, Fixtures and Vehicles, net

Equipment, fixtures and vehicles consist of the following:

	March 31,	December 31,
	2019	2018
Computer software and hardware	$112,480	$112,500
Furniture and fixtures	48,196	48,196
Vehicles	50,319	50,319
	210,995	211,015
Less: accumulated depreciation and amortization	(167,451)	(161,987)
	$43,544	$49,028

During the three months ended March 31, 2019 and 2018, depreciation expense amounted to $5,387 and $8,166, respectively.

Note 9. HEBioT Facility Under Construction

The Company is presently constructing a HEBioT facility in Martinsburg, West Virginia that is anticipated to become fully operational in 2019 and accepted its first test loads of solid municipal waste on March 29, 2019 to commence commissioning and equipment calibration. The Company capitalizes all costs incurred to bring an asset to the condition and location necessary for its intended use. Included in the capitalized costs are construction, specialized equipment, legal, leasehold improvements, and interest. Capitalized interest relates to the State of West Virginia Revenue Bonds and amounted to $618,706 for the three months ended March 31, 2019. Once placed into service in the second quarter of 2019, these componentized costs will be depreciated over their estimated useful lives on a straight-line basis.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2019 and 2018

Note 10. MBT Facility Development and License Costs

MBT Facility Development and License Costs consist of the following:

	March 31,	December 31,
	2019	2018
MBT Projects
New Windsor, New York:
Land acquisition	$-	$66,000
Legal	-	46,030
Survey and engineering	-	300,624
	-	412,654
Rensselaer, New York:
Survey and engineering	167,153	153,554
Total MBT projects	167,153	566,208

Technology Licenses
Future site	6,019,200	6,019,200
Martinsburg, West Virginia	1,890,000	1,890,000
Total Technology Licenses	7,909,200	7,909,200
Total MBT Facility Development and License Costs	$8,076,353	$8,475,408

MBT Facility Development Costs

New Windsor, New York

As of December 31, 2018, the Company was pursuing local and state permits, and other approvals required to continue development of the project. During the three months ended March 31, 2019, the Company elected to rescind an agreement for the purchase of real property with the Town of New Windsor in exchange for a return of the $66,000 paid by the Company under the rescinded contract and to relocate the project. While the Company is presently investigating several other sites for the project, as a result of abandoning the initial site, the Company has reflected an impairment expense of $346,654 relating to the site during the three months ended March 31, 2019 in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

Rensselaer, New York

During 2018, the Company commenced initial development of a project in Rensselaer, NY. As of March 31, 2019, the Company has received local permits and has filed initial state permit applications is responding to the regulator’s comments.

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

Note 11. Intangibles Assets, net

Intangible assets consist of distribution and intellectual property agreements relating to the Eco-Safe digester line, as follows:

	Useful Lives (Years)	Remaining Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2019	10	0.7	$902,000	$(840,617)	$61,383
December 31, 2018	10	0.9	902,000	(818,067)	83,933
10

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2019 and 2018

During the each of the three months ended March 31, 2019 and 2018, amortization expense, included in depreciation and amortization of operating expenses, amounted to $22,550. Future amortization amounts to $20,983 during the remained of 2019 and $20,200 in each of the years ending December 31, 2020 and 2021.

Note 12. Goodwill

As of March 31, 2019 and December 31, 2018, the Company has goodwill of $58,000 resulting from the Entsorga West Virginia, LLC acquisition on December 14, 2018. Impairment testing is performed annually at the end of the calendar year. It is not anticipated that this goodwill will be tax deductible.

Note 13. Risk Concentrations

The Company operates as a single segment on a worldwide basis through its subsidiaries, resellers and independent sales agents. Gross revenues and net non-current tangible assets on a domestic and international basis are as follows:

	United States	International	Total
2019:
Revenue, for the three months ended March 31, 2019	$641,646	$96,055	$737,701
Non-current tangible assets, as of March 31, 2019	39,869,032	275,927	40,144,959

2018:
Revenue, for the three months ended March 31, 2018	$572,384	$73,342	$645,726
Non-current tangible assets, as of December 31, 2018	37,151,501	284,444	37,435,945

Credit risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institutions. At times, the Company’s cash may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) in the USA and the Financial Conduct Authority (“FCA”) in the UK insurance limits. Through March 31, 2019, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Major customers — During the three months ended March 31, 2019, one customer represented at least 10% of revenues, accounting for 34.6% (Gold Medal Holdings, Inc., an unconsolidated affiliate) of revenues. During the three months ended March 31, 2018, one customer represented at least 10% of revenues, accounting for 22% (Gold Medal Holdings, Inc., an unconsolidated affiliate) of revenues.

As of March 31, 2019, no customers represented at least 10% of accounts receivable. As of December 31, 2018, one customer represented at least 10% of accounts receivable, accounting for 32.8% (Gold Medal Holdings, Inc., an unconsolidated affiliate) of accounts receivable.

Vendor concentration — During the three months ended March 31, 2019, no vendors represented at least 10% of the combined cost of revenues and change in inventory. During the three months ended March 31, 2018, two vendors represented at least 10% of costs of revenue, accounting for 37% and 16% of the combined cost of revenues and change in inventory.

As of March 31, 2019, no vendors represented at least 10% of accounts payable. As of December 31, 2018, one vendor represented at least 10% of accounts payable, accounting for 12.0% (a 1.4% shareholder) of accounts payable.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2019 and 2018

Note 14. Line of Credit, Notes Payable, Advances, Promissory Note, Convertible Promissory Notes and Long-Term Debt

Notes, lines, advances and long-term debts are comprised of the following:

	March 31, 2019		December 31, 2018
	Total	Related Party	Total	Related Party
Line of credit	$1,470,832	$-	$1,469,330	$-
Senior secured promissory note	3,926,384	-	3,851,305	-
Junior promissory note	931,548	931,548	926,211	926,211
Note payable	100,000	-	100,000	-
Advance from related party	150,000	150,000	-	-
Long term debt - current and long-term portion	19,707	-	21,971	-

Line of Credit — On February 2, 2018, the Company’s subsidiary, BHT Financial, LLC (“BHTF”) entered into a new Credit Agreement (the “Credit Agreement”) and a Master Revolving Note (the “Note”) with Comerica that provides for a facility of up to $1,000,000, secured by the assets of BHTF. The Credit Agreement and Note were amended on November 9, 2018 to increase the facility to $1,500,000. The Note does not have any financial covenants, carries interest at the rate of 3%, plus either the Comerica prime rate or a LIBOR-based rate, (6.49% and 6.52% as of March 31, 2019 and December 31, 2018, respectively) and matures on January 1, 2020. The line of credit is secured by the assets of BHTF and is personally guaranteed by the Company’s Chief Executive Officer, Frank E. Celli and James C. Chambers, a director.

As of March 31, 2019 and December 31, 2018, the $1,500,000 balance outstanding is presented net of $34,945 in issuance costs associated with the financing, net of $5,777 and $4,275 in amortization, respectively, calculated on the effective interest method, which is included in interest expense in the accompanying consolidated statements of operations and comprehensive loss.

Michaelson Senior Secured Term Promissory Financing – On February 2, 2018, the Company and several of the Company’s wholly-owned subsidiaries entered into and consummated a Note Purchase and Security Agreement (the “Purchase Agreement”) with Michaelson Capital Special Finance Fund II, L.P. (“ MCSFF ”) to issue a senior secured term promissory note in the principal amount of $5,000,000 (the “Note”). The Note is not convertible and accrues interest at the rate of 10.25% per annum. The Note provides for certain financial covenants that were not met as of March 31, 2019 and December 31, 2018 and a waiver of such was granted by MCSFF. The Note is to be repaid in eight, equal, quarterly installments of $625,000 commencing on May 15, 2021 and ending February 2, 2023 (the “Maturity Date”). Additionally, the Note is secured by a general security interest in all of the Company’s assets as well all of the assets of the Company’s subsidiaries, excluding those of Entsorga West Virginia LLC which is subject to superior security interests relating to the Entsorga West Virginia LLC WVEDA bonds. Further, the Company’s Chief Executive Officer, guaranteed a portion of the Registrant’s obligations to MCSFF. In connection with the issuance of the Note, the Company issued MCSFF 320,000 shares of the Registrant’s common stock, par value $0.0001 per share. As of March 31, 2019 and December 31, 2018, the carrying balance of the Note is comprised of $5,000,000 face value, less $1,212,121 allocated to the common stock issued based upon the market value on the date issued, less associated amortization of $287,169 and $223,443, respectively, on the stock discount, less deferred financing costs of $211,187, less $62,523 and $51,170, respectively, of associated deferred financing cost amortization. All amortization is computed on the effective interest method and included in interest expense in the accompanying consolidated statements of operations and comprehensive loss.

Junior Promissory Note – On February 2, 2018, the Company entered into a Securities Exchange and Note Purchase Agreement (the “Exchange Agreement”) with Frank E. Celli, the Company’s Chief Executive Officer, whereby Celli exchanged $4,500,000 in a note receivable from the Company and $544,777 in advances made to the Company for $4,000,000 of the Registrant’s Series C Convertible Preferred Stock, par value $0.0001 (the “Series C Preferred Stock”) and a junior promissory note (the “Junior Note”) amounting to $1,044,477, which is carried net of discounts amounting to $135,823, less associated amortization of $22,894 and $17,557 as of March 31, 2019 and December 31, 2018, respectively. The Junior Note, which is subordinated to the senior secured note, is not convertible, accrues interest at the rate of 10.25% per annum and matures on February 2, 2024.

Note Payable — As of March 31, 2019 and December 31, 2018, the note, with interest at 10%, had a remaining balance outstanding of $100,000 and matures on January 1, 2020 and does not contain any financial covenants.

Long Term Debt — Represents two loans collateralized by vehicles with interest ranging from 1.9% to 4.99%, each with amortizing principal payment requirements through 2020 and 2022, respectively.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2019 and 2018

Maturities of Senior Secured, Junior Promissory, Notes Payable and Long Term Debt— as of March 31, 2019, excluding discounts and deferred finance costs, which are being amortized as interest expense, are as follow:

Year Ending December 31,	Amortizing	Non- Amortizing	Total
2019 (remaining)	$6,901	$-	$6,901
2020	4,605	100,000	104,605
2021	4,380	1,875,000	1,879,380
2022	3,821	2,500,000	2,503,821
2023 and thereafter	-	1,669,477	1,669,477
Total	$19,707	$6,144,477	$6,164,184

Note 15. Entsorga West Virginia, LLC WVEDA Solid Waste Disposal Revenue Bonds

During 2016, Entsorga West Virginia LLC (the “Borrower”) was issued $25,000,000 in Solid Waste Revenue Bonds from the West Virginia Economic Development Authority (the “WVEDA Bonds”). The WVEDA Bonds were issued in two series with one for $7,535,000 bearing interest at 6.75% per annum with a maturity date of February 1, 2026 and the second for $17,465,000 bearing interest at 7.25% per annum with a maturity of February 1, 2036. Both series were issued at par. The 2026 series was payable with interest-only payments through February 1, 2019 then annual payments of principal and semi-annual payments of interest through maturity. The 2036 series is payable with interest-only payments through February 1, 2019 then annual payments of principal and semi-annual payments of interest through maturity. Repayment of principal is by way of sinking fund.

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

The outstanding balance of the WVEDA Bonds as of March 31, 2019 and December 31, 2018 is $33,000,000, which is presented net of unamortized debt issuance costs amounting to $2,189,549 and $2,145,608, less associated amortization of $259,386 and $231,510, respectively, which includes amortization prior to the Company’s control acquisition in 2018.

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

The future sinking fund payments by the Borrower as of March 31, 2019 are as follow:

	2016 Issue 2026 Series	2016 Issue 2036 Series	2018 Issue 2036 Series	Total
2019 (remaining)	$-	$-	$-	$-
2020	1,160,000	-	230,000	1,390,000
2021	1,215,000	-	255,000	1,470,000
2022	900,000	-	275,000	1,175,000
2023 and thereafter	4,260,000	17,465,000	7,240,000	28,965,000
Total	$7,535,000	$17,465,000	$8,000,000	$33,000,000

In connection with the November 1, 2018 amendment and restatement of the WVEDA Bonds, Comerica Bank issued a stand by letter of credit in the amount of $1,250,000 (the “SbyLoC”) for the benefit of the WVEDA Bond trustee that is collateralized by the Company’s cash. The SbyLoC expires on December 31, 2019 and is drawable should the Company have an unfavorable result in the complaint file by Lemartec Corporation further disclosed in Note 18.

Note 16. Equity and Equity Transactions

The Company has 50,000,000 shares of its $0.001 par common stock and 10,000,000 shares of blank check preferred stock authorized by its shareholders. As of March 31, 2019 and December 31, 2018, 14,822,956 and 14,802,956 shares of common stock have been issued; and 3,179,120 and 3,159,120 shares, respectively, of preferred stock have been designated in five series of shares, which have a total of $535,547 in accumulated, but undeclared preferential dividends as of March 31, 2019, as follows:

	Authorized	Par	Stated	Shares Outstanding
Designation	Shares	Value	Value	March 31, 2019	December 31, 2018
Series A Convertible Preferred Stock	333,401	$0.0001	$5.00	163,312	163,312
Series B Convertible Preferred Stock	1,111,200	0.0001	$5.00	-	-
Series C Convertible Preferred Stock	1,000,000	0.0001	$10.00	427,500	427,500
Series D Convertible Preferred Stock	20,000	0.0001	$100.00	7,500	-
Series E Convertible Preferred Stock	714,519	0.0001	$2.64	564,519	564,519
13

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2019 and 2018

Under the terms of the Company’s senior lender agreements, the Company is restricted from paying dividends in cash, but is allowed to pay dividends in common stock. The Company, since its merger in 2015, has not paid any cash or stock dividends on common stock.

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

Series D Convertible Preferred Stock – On February 11, 2019 the Company filed a Certificate of Designation for 20,000 shares of Series D Convertible Preferred Stock that was amended on May 1, 2019 (“Sr. D CPS”). The Sr. D CPS is convertible into shares of the Company’s common stock at the price of $3.50 per share based on the Sr. D CPS’s stated value being converted. Each share of the Sr. D CPS has a stated value of $100 and has dividends at the rate of 9% payable annually in arrears in cash or at the Company’s option, in common stock based upon the then in effect conversion price. The Sr. D CPS also has an alternative dividend provision based upon the cash flow distributed to the parent from the Company’s next HEBioT facility, excluding the plant in Martinsburg, West Virginia, (the “Next Facility”) based upon the Sr. D CPS proportional investment in the facility. The Sr. D CPS also has an alternative conversion based upon a multiple the annualized EBITDA of the Next Facility converted at the higher of the conversion rate in effect or the market price of the Company’s common stock if higher.

During the three months ended March 31, 2019, the Company received subscriptions and investments totaling $750,000, which were issued 7,500 shares of Sr D CPS.  In addition to the Sr. D CPS, each holder received warrants to acquire 50% of the shares that the Sr. D CPS is convertible into with an exercise price of $3.50 per share and an expiration on the fifth year anniversary.

Warrants – In connection with the issuance of convertible debt and preferred stock and in connection with services provided, the Company has the 4,308,881 warrants to acquire the Company’s common stock outstanding as of March 31, 2019, as follows:

Expiring During the Year Ending December 31,	Warrant Shares	Exercise Price per Share
2020	22,860	$3.50
2021	2,035,228	$3.30 to $5.00
2022	1,066,231	$3.30 to $5.00
2023	1,077,417	$3.75 to $5.50
2024	107,145	$3.50

The following table summarizes the outstanding warrant activity through March 31, 2019:

Outstanding, January 1, 2019	4,201,736
Issued	107,145
Exercised	-
Expired	-
Outstanding, March 31, 2019	4,308,881

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2019 and 2018

Note 17. Equity Incentive Plans

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

Compensation expense related to stock options and restricted stock was:

	Three months ended March 31,
	2019	2018
Stock options	$58,388	$13,772
Restricted stock	239,361	63,868
Total	$297,749	$77,640

Compensation expense related to stock options and restricted stock was reflected in the following captions within operating expenses in the condensed consolidated statements of operations and comprehensive loss:

	Three months ended March 31,
	2019	2018
Rental, service and maintenance	$5,755	$3,712
Selling, general and administrative	291,994	73,928
Total	$297,749	$77,640

There were no grants of options or restricted stock during the three months ended March 31, 2019.

Unvested restricted stock activity was:

Balance, January 1, 2019	742,741
Grants	-
Vested	(14,167)
Balance, March 31, 2019	728,574

Note 18. Commitments and Contingencies

From time to time, the Company is involved in legal matters arising in the ordinary course of business, as of March 31, 2019 the Company was involved in the following matters.

The Company had accrued their contractual obligations but disputed payment for a consulting services agreement with Tusk Ventures LLC (“Tusk”), in which Tusk claim that it is owed $250,000 pursuant to an agreement. This matter was filed in the Supreme Court of the State of New York, New York County in April 2017. This matter was settled on April 23, 2019. In connection with the settlement, the Company issued to the plaintiff 75,000 shares of its common stock.

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

It is management’s opinion that the resolution of these known claims will not materially effect the Company’s financial position, results of operations, or cash flows. There can be no assurance, however, that unforeseen circumstances will not result in significant costs. While the Company believes that these such matters are currently not a risk material to the Company’s financial position, there can be no assurance that these or other matters arising in the ordinary course of business for which the Company is, or could be, involved in litigation, will not have a material adverse effect on its business, financial condition or results of operations.

Note 19. Leases

Effective January 1, 2019, the Company implemented Accounting Standards Codification 842, Leases. The guidance requires lessees to recognize most leases on the balance sheet but does not change the manner in which expenses are recorded in the income statement. The two permitted transition methods under the guidance are the modified retrospective transition approach, which requires application of the guidance for all comparative periods presented, and the cumulative effect adjustment approach, which requires prospective application at the adoption date.

The Company utilized the optional transition method to assess the impact of this guidance on the Company’s financial statements and related disclosures, including the increase in the assets and liabilities on our balance sheet from lessee perspective. The Company completed a comprehensive review of its leases that were impacted by the new guidance.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2019 and 2018

As part of the adoption, the Company elected the ‘package of practical expedients,’ which permits the Company not to reassess under the new standard the Company’s prior conclusions about lease identification, lease classification and initial direct costs, therefore the Company did not restate prior comparative periods.

The Company rents its headquarters and attached warehousing space from a related party (see Note 20) and has a land lease relating to the Martinsburg, WV HEBioT facility under operating leases. The HEBioT facility land lease has an initial term of 30 years, plus four 5-year extensions. For purposes of our determination of lease liabilities, extensions were not included. As the leases do not provide an implicit rate, the Company used incremental borrowing rates in determining the present value of lease payments. For the HEBioT facility land lease a rate of 11% was utilized and a rate of 10.25% was used on the other leases. The current portion of the lease liabilities of $101,477 is included in accrued expenses and liabilities. Total rent expense under all operating leases amounted to $67,532 and $33,101 for the three months ended March 31, 2019 and 2018, respectively. Maturities of lease liabilities under these leases, which have a weighted average remaining term of 24.5 years, as of March 31, 2019 is:

Year Ending December 31,
2019 (remaining)	$146,470
2020	150,926
2021	113,000
2022	113,000
2023 and thereafter	3,095,500
Total lease payments	3,618,896
Less imputed interest	(2,597,706)
Present value of lease liabilities	$1,021,190

During the three months ended March 31, 2019, the Company recognized operating lease right of use assets in exchange for lease liabilities amounting to $1,045,755 and had operating cash flows for operating leases amounting to $72,765.

Note 20. Related Party Transactions

Related parties include Directors, Senior Management Officers, and shareholders, plus their immediate family, who own a 5% or greater ownership interest at the time of a transaction. The table below presents the face amount of direct related party assets and liabilities and other transactions or conditions as of or during the periods indicated.

		March 31,	December 31,
		2019	2018
Assets:
Accounts receivable	(e and f)	$1,625	$168,588
Intangible assets, net	(a)	61,383	83,933
Liabilities:
Accounts payable	(a and h)	204,295	160,761
Accrued interest payable		-	46,796
Long term accrued interest	(c)	1,381,914	1,305,251
Advance from related party	(b)	150,000	-
Junior promissory note	(c)	931,548	926,211
Other:
Line of credit guarantee	(d)	1,470,832	1,469,330

The table below presents direct related party expenses or transactions for the three months ended March 31, 2019 and 2018. Compensation and related costs for employees of the Company are excluded from the table below.

		Three Months Ended March 31,
		2019	2018
Management advisory fees	(e)	$250,000	$139,383
Project fees	(f)	-	-
Consulting revenue	(g)	-	29,925
S, G & A - Rent expense	(h)	13,545	13,445
Cost of revenues - Rent expense	(h)	10,992	10,973
S, G & A - Consulting expense	(a)	18,750	50,000
Interest expense		63,628	144,242
Debt guarantee fees	(d)	16,875	20,833
Cost of revenue, inventory or equipment on operating leases acquired	(a)	-	5,707

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2019 and 2018

(a)	Distribution Agreement - BioHiTech has an exclusive license and distribution agreement (the “License Agreement”) with BioHiTech International, Inc., a company owned by James Koh, a BioHiTech shareholder and other unrelated parties. The License Agreement provides distribution rights to the Eco-Safe Digester through December 31, 2023 (unless extended by mutual agreement) and for annual payments to Mr. Koh in the amount of $200,000 for the term of the License Agreement and a 2.5% additional commission on all sales closed by Mr. Koh. Effective October 17, 2018, the agreement was amended to reduce the annual payments to $75,000 and to remove several international locations that the Company does not actively market.

(b)	Advance from Related Party - The Company’s Chief Executive Officer (the “Officer”) on occasion advances the Company funds for operating and capital purposes. The advances bear interest at 13% and are unsecured and due on demand. There are no financial covenants related to this advance and there are no formal commitments to extend any further advances.

(c)	Junior Promissory Note - On February 2, 2018, the Company entered into a Securities Exchange and Note Purchase Agreement (the “Exchange Agreement”) with Frank E. Celli, the Company’s Chief Executive Officer, whereby Celli exchanged $4,500,000 in a note receivable from the Company and $544,777 in advances made to the Company for $4,000,000 of the Registrant’s Series C Convertible Preferred Stock, par value $0.0001 (the Series C Preferred Stock”) and a junior promissory note (the “Junior Note”). The Junior Note, which is subordinated to the senior secured note, is not convertible, accrues interest at the rate of 10.25% per annum and matures on February 2, 2024.

(d)	Line of Credit - Under the terms of the line of credit, several related parties have personally guaranteed the line and are contingently liable should the Company not meet its obligations under the line. In connection with the new line of credit entered into on February 2, 2018, the Chief Executive Officer and a Director have provided a guarantee of the line of credit in exchange for a fee representing 4.5% of the debt.

(e)	Management Advisory Fees - The Company provides management advisory services to Gold Medal Holdings, Inc., an entity that the Company accounted for as an equity investment effective February 2018. The accounting for the investment was changed to cost method in December 2018.

(f)	Project Fees – In addition to Management Advisory Fees, the Company also has provided to Gold Medal Holdings, Inc. non-management advisory services related to projects relating to technology and operations.

(g)	Consulting Revenue - The Company provided environmental and project consulting to Entsorga West Virginia LLC, an entity that the Company accounted for as an equity investment from March 2017 through December 14, 2018, the date of its control acquisition.

(h)	Facility Lease - The Company leases its corporate headquarters and warehouse space from BioHiTech Realty LLC, a company owned by two stockholders of the Company, one of whom is the Chief Executive Officer. The lease expires in 2020, with a renewal option for an additional five-year period. Minimum lease payments as of March 31, 2019 under these operating leases are:

Year ending December 31,
2019 (remaining)	$75,220
2020	41,926
Total	$117,146

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2019 and 2018

Note 21. Supplemental Consolidated Statement of Cash Flows Information

Changes in non-cash operating assets and liabilities, as well as other supplemental cash flow disclosures, are as follows.

	Three Months Ended March 31,
	2019	2018
Changes in operating assets and liabilities:
Accounts and note receivable	$48,266	$(93,127)
Inventory	76,930	(350,162)
Prepaid expenses and other assets	(36,508)	3,091
Accounts payable	3,088,732	134,605
Accrued interest payable	(399,764)	192,073
Accrued expenses	(2,668,827)	(470,738)
Deferred revenue	12,142	2,596
Customer deposits	4,351	(29,738)
Net change in operating assets and liabilities	$125,322	$(611,400)

Supplementary cash flow information:
Cash paid during the period for:
Interest	$1,082,526	$50,816
Income taxes	-	-

Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Transfer of inventory to leased equipment	$6,884	$164,380
Common stock issued in settlement of accrued interest		523,788
Common stock issued in acquisition of Gold Medal Group, LLC		2,250,000
Conversion of notes into common stock		3,715,374
In-Kind payments by investors for common and preferred stock		216,665
Exchange of related party notes payable and advances for Series C preferred stock, warrants and notes payable		4,275,000
Accrual of Series A preferred stock dividends	18,372	91,039

Reconciliation of Cash and Restricted Cash:
Cash	$1,374,564	$3,223,447
Restricted cash (short term)	2,137,456	-
Restricted cash (non-current)	2,532,933	-
Total cash and restricted cash at the end of the period	$6,044,953	$3,223,447

Note 22. Recent Accounting Standards

During the three months ended March 31, 2019, the Company adopted the following recent accounting standards:

Leases — In February 2016, the FASB issued new lease accounting guidance (ASU No. 2016-02, Leases), which has subsequently been amended by ASU No. 2018-11, Leases in July 2018. Under the new guidance, at the commencement date, lessees will be required to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is not applicable for leases with a term of 12 months or less. Lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. ASU 2018-11 provides that under certain instances lessors may not be required to separate the components of the contracts. As a lessor of digester equipment under operating leases, the new guidance did not have a material impact on the financial statements. As a lessee under operating leases the adoption did not have a material impact on our financial statements, resulting in an increase of 2% to each of our total assets and total liabilities on our balance sheet, and had an immaterial impact to retained earnings as of the beginning of 2019. See Note 19.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2019 and 2018

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842, Codification Improvements), which removed the requirement for an entity to disclose in the interim periods after adoption, the effect of the change on income from continuing operations, net income, any other affected financial statement line item, or per share amount. For lessors, the new leasing standard requires leases to be classified as sales-type, direct financing or operating leases. These criteria focus on the transfer of control of the underlying asset. This standard and related updates were effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2019-01 on January 2019. See Note 19 for disclosures related to this amended guidance.

Note 23. Subsequent Events

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

Subsequent to March 31, 2019, the Company received $537,500 in additional subscriptions to its Sr. D CPS offering.

Note 24. Condensed Consolidating Financial Information

The WVEDA Solid Waste Disposal Revenue Bond obligations of Entsorga West Virginia LLC are not guaranteed by its members, including the Company, however the membership interests of Entsorga West Virginia LLC are pledged, and the debt agreements provide restrictions prohibiting distributions to the members, including equity distributions or providing loans or advances to the members.

The following presents the Company’s consolidating balance sheet as of March 31, 2019 and December 31, 2018 and its condensed consolidating statement of operations and cash flows for the three months ended March 31, 2019, for Entsorga West Virginia LLC and the Parent and other Company subsidiaries not subject to the WVEDA Solid Waste Disposal Revenue Bond restrictions and the elimination entries necessary to present the Company’s financial statements on a consolidated basis. These condensed consolidating financial information should be read in conjunction with the Company's consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2019 and 2018

Condensed Consolidating Balance Sheet as of March 31, 2019

	Parent and other Subsidiaries	Entsorga West Virginia LLC	Eliminations	Consolidated
Assets
Cash	$1,372,544	$2,020	$-	$1,374,564
Restricted cash	-	2,137,456	-	2,137,456
Other current assets	899,278	-	-	899,278
Current assets	2,271,822	2,139,476	-	4,411,298
Restricted cash	-	2,532,933	-	2,532,933
HEBioT facility	-	35,899,019	-	35,899,019
Other fixed assets	1,699,507	-	-	1,699,507
Operating lease right of use assets	115,498	905,692		1,021,190
MBT facility development and license costs	6,186,353	1,890,000	-	8,076,353
Intangible assets, net and investment in subsidiaries	11,039,127	-	(9,290,361)	1,748,766
Goodwill	-	58,000	-	58,000
Other assets	13,500	-	-	13,500
Total assets	$21,325,807	$43,425,120	$(9,290,361)	$55,460,566

Liabilities and stockholders’ equity
Line of credit	$1,470,832	$-	$-	$1,470,832
Other current liabilities	2,477,624	3,768,777	(91,670)	6,154,731
Current liabilities	3,948,456	3,768,777	(91,670)	7,625,563
Notes payable and other debts	4,869,277	-	-	4,869,277
Accrued interest	1,381,914	-	-	1,381,914
Non-current lease liabilities	9,583	910,130	-	919,713
WV EDA bonds	-	31,069,837	-	31,069,837
Total liabilities	10,209,230	35,748,744	(91,670)	45,866,304
Redeemable preferred stock	816,553	-	-	816,553
Stockholder’s equity:
Attributable to parent	5,062,430	6,622,976	(9,198,691)	2,486,715
Attributable to non-controlling interests	5,237,594	1,053,400	-	6,290,994
Stockholders’ equity	10,300,024	7,676,376	(9,198,691)	8,777,709
Total liabilities and stockholders’ equity	$21,325,807	$43,425,120	$(9,290,361)	$55,460,566

Condensed Consolidating Statement of Operations for the three months ended March 31, 2019

	Parent and other Subsidiaries	Entsorga West Virginia LLC	Eliminations		Consolidated
Revenue	$737,701	$-	$		$737,701
Operating expenses
Rental, service and maintenance expense	304,705	-		-	304,705
Selling, general and administrative	2,057,247	269,115		-	2,326,362
Depreciation and amortization	27,937	-		-	27,937
Total operating expenses	2,389,889	269,115		-	2,659,004
Loss from operations	(1,652,188)	(269,115)		-	(1,921,303)
Other expenses	311,989	27,875		-	339,864
Net loss	$(1,964,177)	$(296,990)		$-	$(2,261,167)

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2019 and 2018

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2019

	Parent and other Subsidiaries	Entsorga West Virginia LLC	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(1,964,177)	$(296,990)	$-	$(2,261,167)
Adjustments to reconcile net loss to net cash used in operations	892,106	31,090	-	923,196
Changes in operating assets and liabilities	63,732	61,590	-	125,322
Net cash used in operations	(1,008,339)	(204,310)	-	(1,212,649)

Cash flow from investing activities:
Construction in process and acquisitions of property and equipment	188	(2,795,012)	-	(2,794,824)
Capital contribution to Entsorga West Virginia, LLC	(1,000,000)	-	1,000,000	-
Other investing activities	52,400	-	-	52,400
Net cash used in investing activities	(947,412)	(2,795,012)	1,000,000	(2,742,424)

Cash flows from financing activities:
Issuances of debt and equity	900,000	1,000,000	(1,000,000)	900,000
Repayments of debt	(2,264)	-	-	(2,264)
Deferred financing costs incurred	-	(43,941)	-	(43,941)
Net cash provided by financing activities	897,736	956,059	(1,000,000)	853,795
Effect of exchange rate on cash	19,851	-	-	19,851
Cash – beginning of period (restricted and unrestricted)	2,410,708	6,715,672	-	9,126,380
Cash – end of period (restricted and unrestricted)	$1,372,544	$4,672,409	$-	$6,044,953

Condensed Consolidating Balance Sheet as of December 31, 2018

	Parent and other Subsidiaries	Entsorga West Virginia LLC	Eliminations	Consolidated
Assets
Cash	$2,410,709	$-	$-	$2,410,709
Restricted cash	-	4,195,148	-	4,195,148
Other current assets	969,571	-	-	969,571
Current assets	3,380,280	4,195,148	-	7,575,428
Restricted cash	-	2,520,523	-	2,520,523
HEBioT facility under construction	-	33,104,007	-	33,104,007
Other fixed assets	1,797,915	-	-	1,797,915
MBT facility development and license costs	6,585,408	1,890,000	-	8,475,408
Intangible assets, net and investment in subsidiaries	7,626,268	-	(5,854,952)	1,771,316
Goodwill	-	58,000	-	58,000
Other assets	13,500	-	-	13,500
Total assets	$19,403,371	$41,767,678	$(5,854,952)	$55,316,097

Liabilities and stockholders’ equity
Line of credit	$1,469,330	$-	$-	$1,469,330
Other current liabilities	2,032,083	3,708,410	-	5,740,493
Current liabilities	3,501,413	3,708,410	-	7,209,823
Notes payable and other debts	4,890,322	-	-	4,890,322
Accrued interest	1,305,251	-	-	1,305,251
WV EDA bonds	-	31,085,902	-	31,085,902
Total liabilities	9,696,986	34,794,312	-	44,491,298
Redeemable preferred stock	816,553	-	-	816,553
Stockholder’s equity
Attributable to parent	3,405,551	5,854,952	(5,854,952)	3,405,551
Attributable to non-controlling interests	5,484,281	1,118,414	-	6,602,695
Stockholders’ equity	8,889,832	6,973,366	(5,854,952)	10,008,246
Total liabilities and stockholders’ equity	$19,403,371	$41,767,678	$(5,854,952)	$55,316,097

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on April 1, 2019.

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

Also during 2018, the Company completed a step transaction that allowed the Company to control the first HEBioT facility under construction in the United States. This facility commenced commissioning during the first quarter of 2019 and will commence commercial operation in the second quarter of 2019.

The combination of on-site digester and facility based HEBioT technology results in a unique offering that provides a turn-key solution for customers seeking to achieve zero waste. The Company envisions use of its digesters for disposal of food waste at certain retail customer’s locations, with regional disposal services being directed to the Company’s HEBioT facilities. The digester cost effective technology can reduce 100% of a customer’s food waste at the source and the HEBioT process is a cost effective solution that can result in less than 20% of each customer’s waste being directed to landfills, hence resulting in a near-zero footprint.

Results of operations for the three months ended March 31, 2019 compared to the three months ended March 31, 2018

The following summarizes our operating results for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018
Revenues	$737,701	100%	$645,726	100%
Operating expenses	2,659,004	360	1,973,215	306
Loss from operations	(1,921,303)	(260)	(1,327,489)	(206)
Non-operating expenses	339,864	46	3,893,302	603
Net loss	(2,261,167)	(306)	(5,220,791)	(809)
Net loss attributable to non-controlling interests	(311,701)	(42)	-	-
Net loss attributable to Parent	$(1,949,466)	(264)%	$(5,220,791)	(809)%

Revenues increased from the three months ended March 31, 2018 to the three months ended March 31, 2019 by $91,975, or 14.2% primarily due to an increase management fees for Gold Medal Holdings, LLC, which commenced during the first quarter of 2018, and an increase in rental, services and maintenance, offset by a decrease in equipment sales resulting from the Company’s change in strategic goals of emphasizing rental units.

Operating expenses increased from the three months ended March 31, 2018 to the three months ended March 31, 2019 by $685,789, or 34.8% primarily as a result of a write-off of costs associated with a MBT site, which amounted to $346,654, $153,454 in start-up costs associated with our Martinsburg, WV HEBioT facility, an increase of $220,109 in stock based compensation due to 2018 grants, and an increase in professional fees due to the higher level of transactions, offset in part by a reduction in base compensation and related tax and fringe.

Other expenses decreased from the three months ended March 31, 2018 to the three months ended March 31, 2019 by $3,553,438, or 91.3% primarily due to interest expense relating to the valuation of warrants (a non-cash expense) decreasing by $3,293,613, combined decreases in interest expense and in equity method based investments in affiliate losses (a non-cash expense).

The following summarizes revenues for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018
Revenue:
Rental, service and maintenance	$487,701	66%	$440,493	68%
Equipment sales	-	-	65,850	10
Management advisory and other fees	250,000	34	139,383	22
Total revenue	$737,701	100%	$645,726	100%

Revenue

Rental, service and maintenance revenue increased from the three months ended March 31, 2018 to the three months ended March 31, 2019 by $47,208, or 10.7% primarily due to the larger overall number of units deployed. As of March 31, 2019, the Company has 176 units under lease, as compared to 128 as of March 31, 2018. This increase of 48 units is primarily related to the Revolution Series of digesters that have lower customer costs.

Since 2018, the Company has been focusing its digester focus on rental units. During the three months ended March 31, 2019 there were no sales of digester units.

The management fees relate to services provided to Gold Medal Holding, LLC resulting from an Advisory Services Agreement (the “ASA”) on January 25, 2018. The increase from the three months ended March 31, 2018 to the three months ended March 31, 2019 is due to a full quarter of revenue in 2019 and an increase in the annual base fee.

Operating expenses

The following table breaks down our operating expenses by type:

	Three Months Ended March 31,
	2019		2018
Rental, service and maintenance	$304,705	12%	$335,962	17%
Equipment sales	-	-	26,547	1
Selling, general and administrative expenses
Personnel related:
Salaries and non-stock compensation	767,434	29	832,589	42
Stock based compensation	291,994	11	73,928	4
Taxes and fringe benefits	136,080	5	150,933	8
Total personnel related	1,195,508	45	1,057,450	54
Professional fees
Legal	155,313	6	107,264	5
Accounting	170,272	6	142,621	7
Investor relations and investment banking	54,075	2	35,990	2
Marketing	290	-	987	-
Total professional fees	379,955	14	286,862	14
Marketing	42,457	2	102,977	5
Office operations	164,185	6	111,689	6
Other	544,257	20	21,012	1
Total Selling, general and administrative	2,326,362	87	1,579,990	80
Depreciation and amortization	27,937	1	30,716	2
Total operating expenses	$2,659,004	100%	$1,973,215	100%

Rental, service and maintenance expenses

Rental, service and maintenance expenses mainly consists of the cost of acquiring digester units that are leased and depreciated, warehousing, installation, maintenance, parts and shipping costs, as well as related salary and employee costs related to rental units. Rental, service and maintenance expense decreased from the three months ended March 31, 2018 to the three months ended March 31, 2019 by $31,257, or 9.3%, primarily due to improved economies of scale resulting from the increase in the number of units under rental, as well as lower maintenance costs associated with the Revolution Series of digesters. The contribution from rental, service and maintenance activities increased by $78,465, or 75.1% from $104,531 for the three months ended March 31, 2018 to $182,996 for the three months ended March 31, 2019, resulting in a contribution margin on related sales of 37.5% for the three months ended March 31, 2019, as compared to 23.7% for the three months ended March 31, 2018. This the increased scale of the activities and the result of less scheduled costs related to the Revolution Series of digesters.

Equipment sales expense

There were no equipment sales or related expenses during the three months ended March 31, 2019 due to the Company’s focus on utilizing the rental method of deployment. The Company does anticipate that equipment sales will occur in the future based upon customer requirements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased from the three months ended March 31, 2018 to the three months ended March 31, 2019 by $743,593, or 46.2% primarily as a result of a write-off of costs associated with a MBT site, which amounted to $346,654, $153,454 in start-up costs associated with our Martinsburg, WV HEBioT facility, an increase of $218,066 in stock based compensation due to 2018 grants, and an increase in professional fees due to the higher level of transactions, offset in part by a reduction in base compensation and related tax and fringe.

Personnel related expenses increased from the three months ended March 31, 2018 to the three months ended March 31, 2019 by $138,058, or 13.1% in total. Stock based compensation (a non-cash expense) increased by $218,066 as a result of grants made in the second half of 2018. Base salaries and payroll decreased by $65,155, or 7.87% due to staff reductions in late 2018, offset by increases in the first quarter of 2019 by Entsorga West Virginia new staffing in connection with the startup of operations. Taxes and fringe expenses decreased by a comparable rate.

Professional fees increased from the three months ending March 31, 2018 to the three months ending March 31, 2019 by $93,093, or 32.5% in total. Legal and accounting each increased by $48,049 and $27,651, 44.8% and 19.4%, respectively, as a result of the level of strategic initiatives and costs associated with litigation.

Marketing and office operations on a combined basis decreased from the three months ended March 31, 2018 to the three months ended March 31, 2019 by $8,024, or 3.7%.

Other expenses increased from the three months ended March 31, 2018 to the three months ended March 31, 2019 by $523,245 primarily as a result of a write-off of costs associated with a MBT site, which amounted to $346,654, start-up expenses incurred at the Martinsburg, WV HEBioT facility and a $72,496 swing in the foreign currency translation for dollar denominated liabilities of our London unit moving from a negative expense of $(37,554) in 2018 to an expense of $34,942 in 2019.

Other (income) expense

	Three Months Ended March 31,
	2019		2018
Equity loss in affiliate	$-	-%	$45,413	1%
Interest expense, net	339,864	100	554,276	14
Interest expense incurred in warrant valuation and conversions	-	-	3,293,613	85
Total other expense	$339,864	100%	$3,893,302	100%

Other expenses decreased from the three months ended March 31, 2018 to the three months ended March 31, 2019 by $3,553,438, or 91.3% primarily due to interest expense relating to the valuation of warrants (a non-cash expense) decreasing by $3,293,613, combined decreases in interest expense and in equity method based investments in affiliate losses (a non-cash expense).

Income tax

For the three months ended March 31, 2019 and 2018 there was no net provision for income tax due to the losses incurred and management’s evaluation of the recovery of the tax asset resulting in net operating loss carry-forward.

Liquidity and Capital Resources

For the three months March 31, 2019, the Company had a consolidated net loss of $2,261,167, incurred a consolidated loss from operations of $1,921,303 and used net cash in consolidated operating activities of $1,212,649. At March 31, 2019, consolidated total stockholders’ equity amounted to $8,777,709, consolidated stockholders’ equity attributable to parent amounted to $2,486,715 and the Company had a consolidated working capital deficit of $3,214,265. The Company does not yet have a history of financial profitability. Historically the principal source of liquidity has been the issuance of debt and equity securities. Presently, the Company does not have firm commitments to fund its present operational and strategic plans. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is presently in the process of raising additional debt and capital for general operations and for investment in several strategic initiatives, as well as commercial debt to support its leasing activities. There is no assurance that the Company will be able to raise sufficient debt or capital to sustain operations or to pursue other strategic initiatives or that such financing will be on terms that are favorable to the Company.

Cash

As of March 31, 2019 and December 31, 2018, the Company had unrestricted cash balances of $1,374,564 and $2,410,709, respectively.

Borrowings and Debt

Maturities of Senior Secured, Junior Promissory, Notes Payable and Long Term Debt — as of March 31, 2019, excluding discounts and deferred finance costs, which are being amortized as interest expense, are as follow:

Year Ending December 31,	Amortizing	Non- Amortizing	Total
2019 (remaining)	$6,901	$-	$6,901
2020	4,605	100,000	104,605
2021	4,380	1,875,000	1,879,380
2022	3,821	2,500,000	2,503,821
2023 and thereafter	-	1,669,477	1,669,477
Total	$19,707	$6,144,477	$6,164,184

Entsorga West Virginia, LLC WVEDA Solid Waste Disposal Revenue Bonds — as of March 31, 2019, the future sinking fund payments by the Company are as follow:

	2016 Issue 2026 Series	2016 Issue 2036 Series	2018 Issue 2036 Series	Total
2019 (remaining)	$-	$-	$-	$-
2020	1,160,000	-	230,000	1,390,000
2021	1,215,000	-	255,000	1,470,000
2022	900,000	-	275,000	1,175,000
2023 and thereafter	4,260,000	17,465,000	7,240,000	28,965,000
Total	$7,535,000	$17,465,000	$8,000,000	$33,000,000

Cash Flows

Cash Flows from Operating Activities

We used $1,212,649 of cash in operating activities during the three months ended March 31, 2019 as compared to a use of $2,000,527 during the three months ended March 31, 2018. Our net loss during the three months ended March 31, 2019 of $2,261,167 was reduced by a loss of $346,654 resulting from the abandonment of a MBT site and $297,749 of stock based compensation charges. The net loss of 5,220,791 for the three months ended March 31, 2018 was reduced by $3,293,613 in non-cash interest expense related to the valuation of warrants and $287,512 in interest associated with the amortization of deferred financing costs and accretion of debt discounts

Cash Flows from Investing Activities

Net Cash used in investing activities for the three months ended March 31, 2019 amounted to $2,742,427 and is primarily the result of the HEBioT facility construction.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2019 amounted to $853,795 and is primarily the result of our Series D convertible preferred stock offering. During the comparable 2018 period, the Company completed a series of financings that resulted in cash provided by financing activities of $4,421,885.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the three months ended March 31, 2019.

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

Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that material weaknesses existed and that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

From time to time, the Company is involved in legal matters arising in the ordinary course of business, as of March 31, 2019 the Company is involved in the following matters.

The Company had accrued their contractual obligations but disputed payment for a consulting services agreement with Tusk Ventures LLC (“Tusk”), in which Tusk claim that it is owed $250,000 pursuant to an agreement. This matter was filed in the Supreme Court of the State of New York, New York County in April 2017. This matter was settled on April 23, 2019. In connection with the settlement, the Company issued to the plaintiff 75,000 shares of its common stock.

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

It is management’s opinion that the resolution of these known claims will not materially effect the Company’s financial position, results of operations, or cash flows. There can be no assurance, however, that unforeseen circumstances will not result in significant costs. While the Company believes that these such matters are currently not a risk material to the Company’s financial position, there can be no assurance that these or other matters arising in the ordinary course of business for which the Company is, or could be, involved in litigation, will not have a material adverse effect on its business, financial condition or results of operations.

Item 1A.	Risk Factors.

We are a smaller reporting company as defined by 17 C.F.R. 229 (10)(f)(i) and are not required to provide information under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On May 10, 2019, BioHiTech Global, Inc. (the “Registrant”) entered into a series of Investor Subscription Agreements with certain accredited investors (the “Investors”), pursuant to which the Registrant agreed to sell and the Investors agreed to purchase units (the “Units”) in the aggregate offering amount of $1,287,500. Each Unit, in the minimum subscription amount of $100,000, is comprised of 1,000 Shares of the Registrant’s Series D Convertible Preferred Stock (the “Series D Preferred Shares”) and warrants (the “Warrants”) to purchase a number of shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), up to such 50% of the number of shares of Common Stock issuable upon conversion of the Series D Preferred Share at an exercise price of $3.50 per share of Common Stock.

Each share of Series D Preferred Shares have a stated value of $100.00, and is convertible into shares of Common Stock at the price of $3.50 per share based on the stated value of the Series D Preferred being converted. The Series D Preferred Shares has usual dividends at the rate of 9% payable annually in arrears in cash or, at the Company’s option, in Common Stock based upon the then in effect conversion price. The Series D Preferred Shares also have an alternative dividend provision based upon the cash flow distributed to the parent from the Company’s next HEBioT facility, excluding the Company’s plant in Martinsburg, West Virginia, (“the Next Facility”) based upon the Series D Preferred Shares proportional investment in the facility. The Series D Preferred Shares also has an alternative conversion based upon a multiple the annualized EBITDA of the Next Facility converted at the higher of the conversion rate in effect or the market price of the Company’s common stock if higher.

The Units, the Series D Preferred Shares and the Warrants were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D promulgated thereunder. The Units, the Series D Preferred Shares and the Warrants and the Common Stock issuable upon conversion of the Series D Preferred Shares and the Warrants have not been registered under the Securities Act or any other applicable securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

The Registrant paid a placement agent fee of $53,700 in cash to Network 1 Financial Securities, Inc. (the “Placement Agent”).

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

On May 10, 2019, BioHiTech Global, Inc. (the “Registrant”) entered into a series of Investor Subscription Agreements with certain accredited investors (the “Investors”), pursuant to which the Registrant agreed to sell and the Investors agreed to purchase units (the “Units”) in the aggregate offering amount of $1,287,500. Each Unit, in the minimum subscription amount of $100,000, is comprised of 1,000 Shares of the Registrant’s Series D Convertible Preferred Stock (the “Series D Preferred Shares”) and warrants (the “Warrants”) to purchase a number of shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), up to such 50% of the number of shares of Common Stock issuable upon conversion of the Series D Preferred Share at an exercise price of $3.50 per share of Common Stock.

Each share of Series D Preferred Shares have a stated value of $100.00, and is convertible into shares of Common Stock at the price of $3.50 per share based on the stated value of the Series D Preferred being converted. The Series D Preferred Shares has usual dividends at the rate of 9% payable annually in arrears in cash or, at the Company’s option, in Common Stock based upon the then in effect conversion price. The Series D Preferred Shares also have an alternative dividend provision based upon the cash flow distributed to the parent from the Company’s next HEBioT facility, excluding the Company’s plant in Martinsburg, West Virginia, (“the Next Facility”) based upon the Series D Preferred Shares proportional investment in the facility. The Series D Preferred Shares also has an alternative conversion based upon a multiple the annualized EBITDA of the Next Facility converted at the higher of the conversion rate in effect or the market price of the Company’s common stock if higher.

The Units, the Series D Preferred Shares and the Warrants were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D promulgated thereunder. The Units, the Series D Preferred Shares and the Warrants and the Common Stock issuable upon conversion of the Series D Preferred Shares and the Warrants have not been registered under the Securities Act or any other applicable securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

The Registrant paid a placement agent fee of $53,700 in cash to Network 1 Financial Securities, Inc.(the “Placement Agent”).

The securities described herein were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder. The offering was made to “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the sale of securities did not involve a public offering; the Registrant made no solicitation in connection with the sale other than communications with the investor; the Registrant obtained representations from the investor regarding its investment intent, experience and sophistication; and the investor either received or had access to adequate information about the Registrant in order to make an informed investment decision.

Item 6.	Exhibits.

See the exhibits listed in the accompanying “Index to Exhibits.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioHiTech Global, Inc.

May 15, 2019	By:	/s/ Frank E. Celli
	Name:	Frank E. Celli
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian C. Essman
	Name:	Brian C. Essman
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
4.8	Certificate of Designation of Series D Convertible Preferred Stock				Filed
4.9	Certificate of Amendment of Certificate of Designation of Series D Convertible Preferred Stock				Filed
10.25	Form of Investor Subscription Agreement Series D Convertible Preferred Stock				Filed
10.26	Form of Common Stock Warrant Issued with Series D Convertible Preferred Stock				Filed
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

