Form 10-Q
period 2019-06-30
BIOHITECH GLOBAL, INC.
filed 2019-08-14
CIK 1590383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	BHTG	NASDAQ Capital Market

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 9, 2019
Common Stock, $0.0001 par value per share	15,207,956 shares

BioHiTech Global, Inc. and Subsidiaries

PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
HEBioT (related party)	$277,041	-	$277,041	-
Rental, service and maintenance	448,937	$458,843	936,638	$899,336
Equipment sales	75,234	199,638	75,234	265,488
Management advisory and other fees (related party)	250,000	250,656	500,000	390,039
Total revenue	1,051,212	909,137	1,788,913	1,554,863
Operating expenses
HEBioT processing	493,546	-	493,546	-
Rental, service and maintenance	128,311	228,515	331,514	465,411
Equipment sales	38,726	108,846	38,726	149,421
Selling, general and administrative	1,433,451	1,518,324	3,379,857	2,811,452
Professional fees	272,873	169,154	652,829	456,016
Depreciation and amortization	609,973	115,366	739,412	231,120
Total operating expenses	2,976,880	2,140,205	5,635,884	4,113,420
Loss from operations	(1,925,668)	(1,231,068)	(3,846,971)	(2,558,557)
Other expenses
Equity loss in affiliate	-	147,077	-	192,490
Interest expense	962,004	611,801	1,301,868	1,166,077
Interest expense incurred in warrant valuation and conversions	-	3,506,027	-	6,799,640
Total other expenses	962,004	4,264,905	1,301,868	8,158,207
Net loss	(2,887,672)	(5,495,973)	(5,148,839)	(10,716,764)
Net loss attributable to non-controlling interests	(819,031)	-	(1,130,732)	-
Net loss attributable to Parent	(2,068,641)	(5,495,973)	(4,018,107)	(10,716,764)
Other comprehensive income
Foreign currency translation adjustment	3,944	57,362	5,197	23,920
Comprehensive loss	$(2,064,697)	$(5,438,611)	$(4,012,910)	$(10,692,844)

Net loss attributable to Parent	$(2,068,641)	$(5,495,973)	$(4,018,107)	$(10,716,764)
Less – preferred stock dividends	(164,308)	(144,137)	(292,227)	(235,176)
Net loss – common shareholders	(2,232,949)	(5,640,110)	(4,310,334)	(10,951,940)
Net loss per common share - basic and diluted	$(0.15)	$(0.40)	$(0.29)	$(0.87)
Weighted average number of common shares outstanding - basic and diluted	14,927,846	14,216,404	14,872,597	12,578,344

See accompanying notes to unaudited interim consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current Assets
Cash	$1,654,672	$2,410,709
Restricted cash	2,148,163	4,195,148
Accounts receivable, net (related party $282,535 as of June 30, 2019)	764,637	403,298
Inventory	508,792	499,848
Prepaid expenses and other current assets	240,743	66,425
Total Current Assets	5,317,007	7,575,428
Restricted cash	2,546,037	2,520,523
Equipment on operating leases, net	1,632,489	1,748,887
Equipment, fixtures and vehicles, net	39,205	49,028
HEBioT facility, net	36,809,730	33,104,007
Operating lease right of use assets	996,271	-
Intangible assets, net	50,499	83,933
Investment in unconsolidated affiliates	1,687,383	1,687,383
MBT facility development and license costs	8,057,522	8,475,408
Goodwill	58,000	58,000
Other assets	13,500	13,500
Total Assets	$57,207,643	$55,316,097

Continued on following page.

See accompanying notes to unaudited interim consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets, continued:

	June 30,	December 31,
	2019	2018
	(Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities:
Line of credit, net of financing costs of $23,165 and $30,670 as of June 30, 2019 and December 31, 2018, respectively	$1,476,835	$1,469,330
Advance from related party	210,000	-
Accounts payable	5,091,228	1,310,998
Accrued interest payable	1,122,230	959,927
Accrued expenses and liabilities	985,275	3,354,124
Deferred revenue	105,374	98,596
Customer deposits	19,822	7,683
Note Payable	100,000	-
Current portion of WV EDA Senior Secured Bonds payable	1,390,000	-
Long-term debt, current portion	7,111	9,165
Total Current Liabilities	10,507,875	7,209,823
Note payable	-	100,000
Junior note due to related party, net of unamortized discounts of $107,560 and $118,266 as of June 30, 2019 and December 31, 2018, respectively	936,917	926,211
Accrued interest (related party)	1,460,083	1,305,251
WV EDA Senior Secured Bonds payable, net of financing costs of $1,902,288 and $1,914,098 as of June 30, 2019 and December 31, 2018, respectively	29,707,712	31,085,902
Senior Secured Note, net of financing costs of $137,092 and $160,017 and unamortized discounts of $859,986 and $988,678, as of June 30, 2019 and December 31, 2018, respectively	4,002,922	3,851,305
Non-current lease liabilities	1,012,808	-
Long-term debt, net of current portion	10,310	12,806
Total Liabilities	47,638,627	44,491,298
Series A redeemable convertible preferred stock, 333,401 shares designated and issued, and 163,312 outstanding as of June 30, 2019 and December 31, 2018	816,553	816,553
Commitments and Contingencies	-	-
Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 3,179,120 and 3,159,120 designated as of June 30, 2019 and December 31, 2018, 1,922,603 issued and 874,181 outstanding as of June 30, 2019 and 1,903,753 issued and 1,155,333 outstanding as of December 31, 2018:
Series B Convertible preferred stock, 1,111,200 shares designated: 428,333 shares issued, no shares outstanding as of June 30, 2019 and December 31, 2018	-	-
Series C Convertible preferred stock, 1,000,000 shares designated, 427,500 shares issued and outstanding as of June 30, 2019 and December 31, 2018	3,050,142	3,050,142
Series D Convertible preferred stock, 20,000 shares designated: 18,850 shares issued and outstanding as of June 30, 2019 and no shares issued and outstanding as of December 31, 2018	1,520,262	-
Series E Convertible preferred stock, 714,519 shares designated: 714,519 shares issued, 264,519 and 564,519 outstanding as of June 30, 2019 and December 31, 2018	698,330	1,490,330
Common stock, $0.0001 par value, 50,000,000 shares authorized, 15,207,956 and 14,802,956 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	1,521	1,480
Additional paid in capital	45,249,263	43,452,963
Accumulated deficit	(48,649,236)	(44,594,385)
Accumulated other comprehensive income	10,218	5,021
Stockholders’ equity attributable to Parent	1,880,500	3,405,551
Stockholders’ equity attributable to non-controlling interests	6,871,963	6,602,695
Total Stockholders’ Equity	8,752,463	10,008,246
Total Liabilities and Stockholders’ Equity	$57,207,643	$55,316,097

See accompanying notes to unaudited interim consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows used in operating activities:
Net loss	$(5,148,839)	$(10,716,764)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	739,412	231,120
Provision for bad debts	30,000	21,355
Share based employee compensation	531,603	154,913
Interest resulting from amortization of financing costs and discounts	221,078	911,456
Equity loss in affiliate	-	192,490
Interest resulting from warrants valued upon conversion of host debt instruments	-	6,424,970
Loss resulting from abandonment of MBT site	346,654	-
Changes in operating assets and liabilities	1,261,037	(969,679)
Net cash used in operating activities	(2,019,055)	(3,750,139)

Cash flows used in investing activities:
Construction in-progress and purchases of equipment, fixtures and vehicles	(4,164,592)	(6,059)
MBT facility development costs incurred	(26,269)	(233,413)
MBT facility development costs refunded	66,000	-
Net cash used in investing activities	(4,124,861)	(239,472)

Cash flows from financing activities:
Proceeds from issuance of senior secured credit facility and common stock	-	5,000,000
Repayment of line of credit facility	-	(2,463,736)
Proceeds from new line of credit facility	-	1,000,000
Proceeds from the sale of Series D convertible preferred stock units	1,787,500	-
Financing costs incurred	(43,941)	(237,187)
Repayments of long-term debt	(4,549)	(4,402)
Proceeds from the subscription of Series B convertible preferred stock and warrants	-	1,125,000
Affiliate investment in subsidiary	1,400,000	-
Redemption of Series A preferred stock	-	(317,000)
Advance from related party	210,000	-
Net cash provided by financing activities	3,349,010	4,102,675
Effect of exchange rate on cash	17,398	38,852
Net change in cash (restricted and unrestricted)	(2,777,508)	151,916
Cash - beginning of period (restricted and unrestricted)	9,126,380	901,112
Cash - end of period (restricted and unrestricted)	$6,348,872	$1,053,028

Note 21 includes supplemental cash flow information, non-cash investing and financing activities and changes in operating assets and liabilities.

See accompanying notes to unaudited interim consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Statement of Stockholders’ Equity Attributable to Parent for the Six Months Ended June 30, 2019:
	Preferred Stock		Common Stock		Additional Paid in	Accumulated Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Other Loss	Deficit	Total
Balance at January 1, 2019	992,019	$4,540,472	14,802,956	$1,480	$43,452,963	$5,021	$(44,594,385)	$3,405,551
Series D preferred stock issuance	18,850	1,520,262	-	-	267,238	-	-	1,787,500
Series E preferred stock conversion	(300,000)	(792,000)	300,000	30	791,970	-	-	-
Share-based employee and director compensation	-	-	-	-	531,603	-	-	531,603
Issuance of restricted stock	-	-	105,000	11	205,489	-	-	205,500
Preferred stock dividends	-	-	-	-	-	-	(36,744)	(36,744)
Net loss	-	-	-	-	-	-	(4,018,107)	(4,018,107)
Foreign currency translation adjustment	-	-	-	-	-	5,197	-	5,197

Balance at June 30, 2019	710,869	$5,268,734	15,207,956	$1,521	$45,249,263	$10,218	$(48,649,236)	$1,880,500

Statement of Stockholders’ Equity Attributable to Parent for the Three Months Ended June 30, 2019:
	Preferred Stock		Common Stock		Additional Paid in	Accumulated Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Other Loss	Deficit	Total
Balance at April 1, 2019	999,519	$5,290,472	14,822,956	$1,482	$43,750,710	$6,274	$(46,562,223)	$2,486,715
Series D preferred stock issuance	11,350	770,262	-	-	267,238	-	-	1,037,500
Series E preferred stock conversion	(300,000)	(792,000)	300,000	30	791,970	-	-	-
Share-based employee and director compensation	-	-	-	-	233,854	-	-	233,854
Issuance of restricted stock	-	-	85,000	9	205,491	-	-	205,500
Preferred stock dividends	-	-	-	-	-	-	(18,372)	(18,372)
Net loss	-	-	-	-	-	-	(2,068,641)	(2,068,641)
Foreign currency translation adjustment	-	-	-	-	-	3,944	-	3,944

Balance at June 30, 2019	710,869	$5,268,734	15,207,956	$1,521	$45,249,263	$10,218	$(48,649,236)	$1,880,500

Statement of Stockholders’ Equity Attributable to Non-Controlling Interests in Consolidated Subsidiaries for the Six Months Ended June 30, 2019:
	Non- Controlling	Accumulated
	Equity Interest	Deficit	Total
Balance at January 1, 2019	$6,679,585	$(76,890)	$6,602,695
Investment by non-controlling interest	1,400,000	-	1,400,000
Net loss	-	(1,130,732)	(1,130,732)

Balance at June 30, 2019	$8,079,585	$(1,207,622)	$6,871,963

Statement of Stockholders’ Equity Attributable to Non-Controlling Interests in Consolidated Subsidiaries for the Three Months Ended June 30, 2019:
	Non- Controlling	Accumulated
	Equity Interest	Deficit	Total
Balance at April 1, 2019	$6,679,585	$(388,591)	$6,290,994
Investment by non-controlling interest	1,400,000	-	1,400,000
Net loss	-	(819,031)	(819,031)

Balance at June 30, 2019	$8,079,585	$(1,207,622)	$6,871,963

Continued on following page.

See accompanying notes to unaudited interim consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited), continued:

Statement of Stockholders’ Equity Attributable to Parent for the Six Months Ended June 30, 2018:
	Preferred Stock		Common Stock		Additional Paid in	Accumulated Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Other Loss	Deficit	Total
Balance at January 1, 2018	160,000	$699,332	9,598,208	$960	$17,752,990	$(38,590)	$(29,431,416)	$(11,016,724)
Issuance of Series B preferred stock	268,333	1,068,039	-	-	273,626	-	-	1,341,665
Issuance of Series C preferred stock	427,500	3,050,142	-	-	1,360,681	-	-	4,410,823
Common stock issued for acquisition of Gold Medal Group	-	-	500,000	50	2,249,950	-	-	2,250,000
Share-based employee and director compensation	-	-	-	-	154,913	-	-	154,913
Share-based professional services compensation	-	-	65,000	7	(7)	-	-	-
Conversion of debt into common stock	-	-	3,304,140	330	9,090,045	-	-	9,090,375
Interest on converted debt in common stock	-	-	196,050	20	915,680	-	-	915,700
Conversion of Series B preferred stock into common stock	(428,333)	(1,767,371)	480,067	48	1,767,323	-	-	-
Conversion of Series A preferred stock into common stock	-	-	44,444	4	199,996	-	-	200,000
Common stock issued in connection with debt financings	-	-	320,000	32	1,212,089	-	-	1,212,121
Warrants valued in connection with debt conversions and amendments	-	-	23,243	2	6,424,968	-	-	6,424,970
Foreign currency translation adjustment	-	-	-	-	-	23,920	-	23,920
Preferred stock dividends	-	-	-	-	190,969	-	(235,176)	(44,207)
Net loss	-	-	-	-	-	-	(10,716,764)	(10,716,764)
Balance at June 30, 2018	427,500	$3,050,142	14,531,152	$1,453	$41,593,223	$(14,670)	$(40,383,356)	$4,246,792

Statement of Stockholders’ Equity Attributable to Parent for the Three Months Ended June 30, 2018:
	Preferred Stock		Common Stock		Additional Paid in	Accumulated Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Other Loss	Deficit	Total
Balance at April 1, 2018	855,833	$4,817,513	11,925,917	$1,192	$30,538,811	$(72,032)	$(34,743,246)	$542,238
Share-based employee and director compensation	-	-	-	-	77,273	-	-	77,273
Share-based professional services compensation	-	-	35,000	4	(4)	-	-	-
Conversion of debt into common stock	-	-	1,954,563	195	5,374,806	-	-	5,375,001
Interest on converted debt in common stock	-	-	91,161	10	391,902	-	-	391,912
Conversion of Series B preferred stock into common stock	(428,333)	(1,767,371)	480,067	48	1,767,323	-	-	-
Conversion of Series A preferred stock into common stock	-	-	44,444	4	199,996	-	-	200,000
Warrants valued in connection with debt conversions and amendments	-	-	-	-	3,131,357	-	-	3,131,357
Foreign currency translation adjustment	-	-	-	-	-	57,362	-	57,362
Preferred stock dividends	-	-	-	-	111,759	-	(144,137)	(32,378)
Net loss	-	-	-	-	-	-	(5,495,973)	(5,495,973)
Balance at June 30, 2018	427,500	$3,050,142	14,531,152	$1,453	$41,593,223	$(14,670)	$(40,383,356)	$4,246,792

See accompanying notes to unaudited interim consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2019 and 2018 and as of June 30, 2019 and December 31, 2018

Note 1. Basis of Presentation and Going Concern

Nature of Operations - BioHiTech Global, Inc. (the “Company” or “BioHiTech”) through its wholly-owned and its controlled subsidiaries offers cost-effective and technologically innovative advancements integrating technological, biological and mechanical engineering solutions for the control, reduction and / or reuse of organic and municipal waste.

As of June 30, 2019 and December 31, 2018, the Company’s active wholly-owned subsidiaries were BioHiTech America, LLC, BioHiTech Europe Limited, BHT Financial, LLC and E.N.A. Renewables LLC, and its controlled subsidiary was Refuel America LLC (60%) and its wholly-owned subsidiaries Apple Valley Waste Technologies Buyer, Inc., Apple Valley Waste Technologies, LLC, New Windsor Resource Recovery LLC and Rensselaer Resource Recovery LLC and its controlled subsidiary Entsorga West Virginia LLC (86.1%).

As of June 30, 2018, the Company’s active wholly-owned subsidiaries were BioHiTech America, LLC, BioHiTech Europe Limited, BHT Financial, LLC and E.N.A. Renewables LLC, and New Windsor Resource Recovery LLC.

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

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2018, which contains the audited financial statements and notes thereto, for the years ended December 31, 2018 and 2017 included within the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 1, 2019. The financial information as of December 31, 2018 presented hereto is derived from the audited consolidated financial statements presented in the Company’s audited consolidated financial statements for the year ended December 31, 2018. The interim results for the three and six months ended June 30, 2019 is not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

Reclassifications to certain prior period amounts have been made to conform to current period presentation. These reclassifications have no effect on previously reported net loss.

Going Concern and Liquidity - For the six months June 30, 2019, the Company had a consolidated net loss of $5,148,839, incurred a consolidated loss from operations of $3,846,971 and used net cash in consolidated operating activities of $2,019,055. At June 30, 2019, consolidated total stockholders’ equity amounted to $8,752,463, consolidated stockholders’ equity attributable to parent amounted to $1,880,500 and the Company had a consolidated working capital deficit of $5,190,868. The Company does not yet have a history of financial profitability. Historically the principal source of liquidity has been the issuance of debt and equity securities. Presently, the Company does not have firm commitments to fund its present operational and strategic plans. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2019 and 2018 and as of June 30, 2019 and December 31, 2018

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management’s further implementation of the Company’s on-going and strategic plans, which include continuing to raise funds through equity and/or debt raises. Should the Company be unable to raise adequate funds, certain aspects of the on-going and strategic plans may require modification.

The Company is presently in the process of raising additional capital and debt for general operations and for investment in several strategic initiatives, as well as commercial debt to support its leasing activities. There is no assurance that the Company will be able to raise sufficient capital or debt to sustain operations or to pursue other strategic initiatives or that such financing will be on terms that are favorable to the Company.

Subsequent to June 30, 2019, on July 3, 2019 the Company sold its minority investment in Gold Medal Group, LLC for cash amounting to $2,250,000.

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

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2019 and 2018 and as of June 30, 2019 and December 31, 2018

When revenue is earned based on product sales, such as sales of digester equipment and parts, solid recovered fuel and recycled materials, the Company’s performance obligations are satisfied at the point in time when products are shipped to the customer, which is when the customer has title and control. Therefore, the Company’s contracts have a single performance obligation (shipment of product). The Company primarily receives fixed consideration for sales of products.

When revenue is earned based on receipt of disposal waste, the Company’s performance obligations are satisfied at the point in time when disposal waste products are received from the customer, which is when the Company has title and control. Therefore, the Company’s contracts have a single performance obligation (receipt of disposal waste).

When revenue is earned on services, such as management advisory fees and digester maintenance and repair services fees are recognized over the period the services are performed based on service milestones.

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

HEBioT Facility — High Efficiency Biological Treatment (“HEBioT”) facility was under construction through March 31, 2019 and includes all costs incurred to bring an asset to the condition and location necessary for its intended use, with some continuing finalizations and adjustments. Included in the capitalized costs are construction, legal, leasehold improvements, and interest. Since April 1, 2019, these costs have been depreciated over their estimated blended useful life of 20 years on a straight-line basis.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2019 and 2018 and as of June 30, 2019 and December 31, 2018

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

Investments in Unconsolidated Entities —The Company has utilized the equity method of accounting for investments in companies if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee. The Company’s proportionate share of net income or loss is included in the Company’s consolidated operations as earning or loss from unconsolidated equity basis investments. In circumstances where the Company does not have the ability to exercise significant influence or control over the operating and financial policies of the investee, the investment is carried at cost, less impairment, adjusted for subsequent changes to estimated fair value up to the original cost.

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

Note 3. Acquisition and Contribution Agreement

On November 28, 2018, Company entered into a definitive agreement (the “MIPS”) with Entsorga USA, Inc. (“EUSA”) whereby EUSA agreed to sell, transfer and convey to BioHiTech 2,687 membership units of Entsorga West Virginia, LLC (“EWV”) (the “Membership units”) in consideration of 714,519 shares of BioHiTech’s newly created Series E convertible preferred stock (the “Sr. E CPS). At the time, EWV was a facility under construction that is intended to utilize HEBioT technology to divert municipal solid waste from landfills and to create an EPA recognized alternative commodity fuel, which has since commenced operations.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2019 and 2018 and as of June 30, 2019 and December 31, 2018

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Pro forma revenue	$1,051,212	$909,137	$1,788,913	$1,554,863
Pro forma net loss	(2,887,672)	(5,526,158)	(5,148,839)	(10,782,942)
Proforma earnings per share – basic and diluted	(0.15)	(0.38)	(0.29)	(0.83)

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

During the three and six months ended June 30, 2018, the Company had recognized losses through equity method accounting of $6,191.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2019 and 2018 and as of June 30, 2019 and December 31, 2018

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

Additionally, on January 25, 2018, the Company entered into an Advisory Services Agreement (the “ASA”). Under the ASA, the Company provides services relating to corporate development, strategic planning, operational and sales oversight and other general administrative and support services in exchange for fees annually amounting to the greater of $750,000, which was subsequently changed to $1,000,000, or 10% of GMG’s ordinary earnings before interest, taxes, depreciation and amortization. As a result of the investment and its ability to influence operations and activities of GMG, the Company initially recognized its investment utilizing the equity method of accounting on a three-month lag in reporting periods.

During 2018, the Company’s investment in GMG was diluted from 9.2% to 2.9% due to additional GMG acquisitions and investments, including the CTA with the Company. As a result of the reduction in the ownership level and accordingly, a reduction in influence, effective December 14, 2018 the Company changed its prospective accounting for GMG from the equity method to the measurement alternative to measure this equity investment as such equity investment without readily determinable fair values. At the time of the change, the net carrying amount of the investment was $1,687,383.

During the three and six months ended June 30, 2018, the Company had recognized losses through equity method accounting of $140,886 and $186,299, respectively.

Subsequent to June 30, 2019, on July 3, 2019 the Company sold its investment in Gold Medal Group, LLC for cash amounting to $2,250,000. (See Note 23)

Note 5. Accounts Receivable, net

Accounts receivable consists of the following:

	June 30,	December 31,
	2019	2018
Accounts receivable	$904,676	$513,336
Less: allowance for doubtful accounts receivable	(140,039)	(110,038)
	$764,637	$403,298

Note 6. Inventory

Inventory, comprised of finished goods and parts or assemblies, consist of the following:

	June 30,	December 31,
	2019	2018
Equipment	$192,796	$169,540
Parts and assemblies	315,996	330,308
	$508,792	$499,848

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2019 and 2018 and as of June 30, 2019 and December 31, 2018

Note 7. Equipment on Operating Leases, net

Equipment on operating leases consist of the following:

	June 30,	December 31,
	2019	2018
Leased equipment	$2,987,774	$3,054,097
Less: accumulated depreciation	(1,355,285)	(1,305,210)
	$1,632,489	$1,748,887

During the three months ended June 30, 2019 and 2018, depreciation expense on leased equipment amounted to $103,764 and $87,218, respectively. During the six months ended June 30, 2019 and 2018, depreciation expense on leased equipment amounted to $205,266 and $172,262, respectively.

The Company is a lessor of digester units under non-cancellable operating lease agreements expiring through May 2025. These leases generally have terms of three to five years and do not contain stated extension periods or options for the lessee to purchase the underlying assets. At the end of the leases, the lessee may enter into a new lease or return the asset, which would be available to the Company for releasing. During the three months ended June 30, 2019 and 2018, revenue under the agreements, which is included in rental, service and maintenance revenue, amounted to $350,187 and $265,540, respectively. During the six months ended June 30, 2019 and 2018, revenue under the agreements, which is included in rental, service and maintenance revenue, amounted to $691,852 and $553,168, respectively.

The minimum future estimated contractual payments to be received under these leases as of June 30, 2019 is as follows:

Year ending December 31,
2019 (remaining)	$693,321
2020	1,121,519
2021	806,930
2022	533,109
2023 and thereafter	257,725
Total minimum future lease income as of June 30, 2019	$3,412,604

Note 8. Equipment, Fixtures and Vehicles, net

Equipment, fixtures and vehicles consist of the following:

	June 30,	December 31,
	2019	2018
Computer software and hardware	$112,490	$112,500
Furniture and fixtures	48,196	48,196
Vehicles	50,319	50,319
	211,005	211,015
Less: accumulated depreciation and amortization	(171,800)	(161,987)
	$39,205	$49,028

During the three months ended June 30, 2019 and 2018, depreciation expense amounted to $4,857 and $5,598, respectively. During the six months ended June 30, 2019 and 2018, depreciation expense amounted to $10,243 and $13,764, respectively.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2019 and 2018 and as of June 30, 2019 and December 31, 2018

Note 9. HEBioT Facility

The Company’s HEBioT facility in Martinsburg, West Virginia accepted its first test loads of solid municipal waste on March 29, 2019 to commence commissioning and equipment calibration. The Company capitalizes all costs incurred to bring an asset to the condition and location necessary for its intended use. Included in the capitalized costs are construction, specialized equipment, legal, leasehold improvements, and interest. Capitalized interest relates to the State of West Virginia Revenue Bonds and amounted to $618,706 for the three months ended March 31, 2019. The facility, while continuing commissioning and some continuing construction, was placed in service on April 1, 2019. Interest is no longer being capitalized after April 1, 2019 and depreciation amounted to $490,469 for the three months ended June 30, 2019 based on an estimated lives ranging from 10 to 35 years.

Note 10. MBT Facility Development and License Costs

MBT Facility Development and License Costs consist of the following:

	June 30,	December 31,
	2019	2018
MBT Projects
New Windsor, New York:
Land acquisition	$-	$66,000
Legal	-	46,030
Survey and engineering	-	300,624
	-	412,654
Rensselaer, New York:
Survey and engineering	179,822	153,554
Total MBT projects	179,822	566,208

Technology Licenses
Future site	6,019,200	6,019,200
Martinsburg, West Virginia, net of $31,500 of amortization as of June 30, 2019	1,858,500	1,890,000
Total Technology Licenses	7,877,700	7,909,200
Total MBT Facility Development and License Costs	$8,057,522	$8,475,408

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

Rensselaer, New York

During 2018, the Company commenced initial development of a project in Rensselaer, NY. As of June 30, 2019, the Company has received local permits and has filed the required state permit applications, which are undergoing review by the New York State Department of Environmental Conservation.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2019 and 2018 and as of June 30, 2019 and December 31, 2018

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

Technology License Agreement – Martinsburg, West Virginia

In connection with the acquisition accounting applied to Entsorga West Virginia acquisition consummated on December 14, 2018, the facility License Agreement was valued at $1,890,000. During the three and six months ending June 30, 2019 amortization expense amounted to $31,500 based on an estimated fifteen year life.

Note 11. Intangibles Assets, net

Intangible assets consist of distribution and intellectual property agreements relating to the Eco-Safe digester line, as follows:

	Useful Lives (Years)	Remaining Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2019	10	0.6	$902,000	$(851,501)	$50,499
December 31, 2018	10	0.9	902,000	(818,067)	83,933

During the each of the three months ended June 30, 2019 and 2018, amortization expense, included in depreciation and amortization of operating expenses, amounted to $10,883 and $22,550, respectively. During the each of the six months ended June 30, 2019 and 2018, amortization expense, included in depreciation and amortization of operating expenses, amounted to $33,434 and $45,100, respectively. Future amortization amounts to $10,099 during the remainder of 2019 and $20,200 in each of the years ending December 31, 2020 and 2021.

Note 12. Goodwill

As of June 30, 2019 and December 31, 2018, the Company has goodwill of $58,000 resulting from the Entsorga West Virginia, LLC acquisition on December 14, 2018. Impairment testing is performed annually at the end of the calendar year. It is not anticipated that this goodwill will be tax deductible.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2019 and 2018 and as of June 30, 2019 and December 31, 2018

Note 13. Risk Concentrations

The Company operates as a single segment on a worldwide basis through its subsidiaries, resellers and independent sales agents. Gross revenues and net non-current tangible assets on a domestic and international basis are as follows:

	United States	International	Total
2019:
Revenue, for the six months ended June 30, 2019	$1,546,278	$242,635	$1,788,913
Revenue, for the three months ended June 30, 2019	904,632	146,580	1,051,212
Non-current tangible assets, as of June 30, 2019	40,598,755	428,706	41,027,461

2018:
Revenue, for the six months ended June 30, 2018	$1,393,739	$161,124	$1,554,863
Revenue, for the three months ended June 30, 2018	821,355	87,782	909,137
Non-current tangible assets, as of December 31, 2018	37,151,501	284,444	37,435,945

Credit risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institutions. At times, the Company’s cash may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) in the USA and the Financial Conduct Authority (“FCA”) in the UK insurance limits. Through June 30, 2019, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Major customers — During the three months ended June 30, 2019, one customer represented at least 10% of revenues, accounting for 50.6% (Gold Medal Group, LLC, an unconsolidated affiliate “GMG”) of revenues. During the three months ended June 30, 2018, one customer represented at least 10% of revenues, accounting for 28.4% (GMG) of revenues. During the six months ended June 30, 2019, one customer represented at least 10% of revenues, 28.6% (GMG) of revenues. During the six months ended June 30, 2018, one customer represented at least 10% of revenues, 25.8% (GMG) of revenues.

As of June 30, 2019, one customer represented at least 10% of accounts receivable, accounting for 37.0% (GMG) of accounts receivable. As of June 30, 2018, one customer represented at least 10% of accounts receivable, accounting for 27.3% (GMG) of accounts receivable.

Vendor concentration — During the three months ended June 30, 2019, one vendor represented at least 10% of costs of revenue, accounting for 24.5% (GMG). During the six months ended June 30, 2019, one vendor represented at least 10% of costs of revenue, accounting for 18.8% (GMG). During the three months ended June 30, 2018, two vendors represented at least 10% of costs of revenue, accounting for 31.6% (a 1.4% shareholder) and 18.8% of costs of revenues. During the six months ended June 30, 2018, two vendors represented at least 10% of costs of revenue, accounting for 30.4% (a 1.4% shareholder) and 16.2% of costs of revenue.

As of June 30, 2019, excluding construction payables and other professional fees, one vendor represented at least 10% of accounts payable accounting for 19.1% (GMG) of accounts payable. As of December 31, 2018, one vendor represented at least 10% of accounts payable, accounting for 12.0% (a 1.4% shareholder) of accounts payable.

Affiliate relationship — GMG owns a 40% interest in Refuel America, LLC, a consolidated subsidiary of the Company. GMG’s subsidiaries, which are not consolidated in the Company’s financial statements have several business relationships with the Company and its subsidiaries that result in revenues and expenses noted above. See Note 20. Related Party Transactions.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2019 and 2018 and as of June 30, 2019 and December 31, 2018

Note 14. Line of Credit, Notes Payable, Advances, Promissory Note, Convertible Promissory Notes and Long-Term Debt

Notes, lines, advances and long-term debts are comprised of the following:

	June 30, 2019		December 31, 2018
	Total	Related Party	Total	Related Party
Line of credit	$1,476,835	$-	$1,469,330	$-
Senior secured promissory note	4,002,922	-	3,851,305	-
Junior promissory note	936,917	936,917	926,211	926,211
Note payable	100,000	-	100,000	-
Advance from related party	210,000	210,000	-	-
Long term debt - current and long-term portion	17,421	-	21,971	-

Line of Credit — On February 2, 2018, the Company’s subsidiary, BHT Financial, LLC (“BHTF”) entered into a new Credit Agreement (the “Credit Agreement”) and a Master Revolving Note (the “Note”) with Comerica that provides for a facility of up to $1,000,000, secured by the assets of BHTF. The Credit Agreement and Note were amended on November 9, 2018 to increase the facility to $1,500,000. The Note does not have any financial covenants, carries interest at the rate of 3%, plus either the Comerica prime rate or a LIBOR-based rate, (6.44% and 6.00% as of June 30, 2019 and 2018, respectively) and matures on January 1, 2020. The line of credit is secured by the assets of BHTF and is personally guaranteed by the Company’s Chief Executive Officer, Frank E. Celli and James C. Chambers, a director.

As of June 30, 2019, the $1,500,000 balance outstanding is presented net of $30,445 in issuance costs associated with the financing, net of $7,280 in amortization. As December 31, 2018, the $1,500,000 balance outstanding is presented net of $34,945 in issuance costs associated with the financing, net of $4,275 in amortization, respectively, calculated on the effective interest method, which is included in interest expense in the accompanying consolidated statements of operations and comprehensive loss.

Michaelson Senior Secured Term Promissory Financing – On February 2, 2018, the Company and several of the Company’s wholly-owned subsidiaries entered into and consummated a Note Purchase and Security Agreement (the “Purchase Agreement”) with Michaelson Capital Special Finance Fund II, L.P. (“ MCSFF ”) to issue a senior secured term promissory note in the principal amount of $5,000,000 (the “Note”). The Note is not convertible and accrues interest at the rate of 10.25% per annum. The Note provides for certain financial covenants that were not met as of June 30, 2019 and December 31, 2018 and a waiver of such was granted by MCSFF. The Note is to be repaid in eight, equal, quarterly installments of $625,000 commencing on May 15, 2021 and ending February 2, 2023 (the “Maturity Date”). Additionally, the Note is secured by a general security interest in all of the Company’s assets as well all of the assets of the Company’s subsidiaries, excluding those of Entsorga West Virginia LLC which is subject to superior security interests relating to the Entsorga West Virginia LLC WVEDA bonds. Further, the Company’s Chief Executive Officer, guaranteed a portion of the Registrant’s obligations to MCSFF. In connection with the issuance of the Note, the Company issued MCSFF 320,000 shares of the Registrant’s common stock, par value $0.0001 per share. As of June 30, 2019 and December 31, 2018, the carrying balance of the Note is comprised of $5,000,000 face value, less $1,212,121 allocated to the common stock issued based upon the market value on the date issued, less associated amortization of $352,135 and $223,443, respectively, on the stock discount, less deferred financing costs of $211,187, less $74,095 and $51,170, respectively, of associated deferred financing cost amortization. All amortization is computed on the effective interest method and included in interest expense in the accompanying consolidated statements of operations and comprehensive loss.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2019 and 2018 and as of June 30, 2019 and December 31, 2018

Junior Promissory Note – On February 2, 2018, the Company entered into a Securities Exchange and Note Purchase Agreement (the “Exchange Agreement”) with Frank E. Celli, the Company’s Chief Executive Officer, whereby Celli exchanged $4,500,000 in a note receivable from the Company and $544,777 in advances made to the Company for $4,000,000 of the Registrant’s Series C Convertible Preferred Stock, par value $0.0001 (the “Series C Preferred Stock”) and a junior promissory note (the “Junior Note”) amounting to $1,044,477, which is carried net of discounts amounting to $135,823, less associated amortization of $28,263 and $17,557 as of June 30, 2019 and December 31, 2018, respectively. The Junior Note, which is subordinated to the senior secured note, is not convertible, accrues interest at the rate of 10.25% per annum and matures on February 2, 2024.

Note Payable — As of June 30, 2019 and December 31, 2018, the note, with interest at 10%, had a remaining balance outstanding of $100,000 and matures on January 1, 2020.

Long Term Debt — Represents two loans collateralized by vehicles with interest ranging from 1.9% to 4.99%, each with amortizing principal payment requirements through 2020 and 2022, respectively.

Maturities of Senior Secured, Junior Promissory, Notes Payable and Long Term Debt— as of June 30, 2019, excluding discounts and deferred finance costs, which are being amortized as interest expense, are as follow:

Year Ending December 31,	Amortizing	Non- Amortizing	Total
2019 (remaining)	$4,615	$-	$4,615
2020	4,605	100,000	104,605
2021	4,380	1,875,000	1,879,380
2022	3,821	2,500,000	2,503,821
2023 and thereafter	-	1,669,477	1,669,477
Total	$17,421	$6,144,477	$6,161,898

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

The outstanding balance of the WVEDA Bonds as of June 30, 2019 and December 31, 2018 is $33,000,000, which is presented net of unamortized debt issuance costs amounting to $2,189,549 and $2,145,608, less associated amortization of $287,261 and $231,510, respectively, which includes amortization prior to the Company’s control acquisition in 2018.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2019 and 2018 and as of June 30, 2019 and December 31, 2018

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

The future sinking fund payments by the Borrower as of June 30, 2019 are as follow:

	2016 Issue 2026 Series	2016 Issue 2036 Series	2018 Issue 2036 Series	Total
2019 (remaining)	$-	$-	$-	$-
2020	1,160,000	-	230,000	1,390,000
2021	1,215,000	-	255,000	1,470,000
2022	900,000	-	275,000	1,175,000
2023 and thereafter	4,260,000	17,465,000	7,240,000	28,965,000
Total	$7,535,000	$17,465,000	$8,000,000	$33,000,000

In connection with the November 1, 2018 amendment and restatement of the WVEDA Bonds, Comerica Bank issued a standby letter of credit in the amount of $1,250,000 (the “SbyLoC”) for the benefit of the WVEDA Bond trustee that is collateralized by the Company’s cash. The SbyLoC expires on December 31, 2019 and is drawable should the Company have an unfavorable result in the complaint file by Lemartec Corporation further disclosed in Note 18.

Note 16. Equity and Equity Transactions

The Company has 50,000,000 shares of its $0.0001 par common stock and 10,000,000 shares of blank check preferred stock authorized by its shareholders. As of June 30, 2019 and December 31, 2018, 15,207,956 and 14,802,956 shares of common stock have been issued; and 3,179,120 and 3,159,120 shares, respectively, of preferred stock have been designated in five series of shares, which have a total of $812,528 in accumulated, but undeclared preferential dividends as of June 30, 2019, as follows:

	Authorized	Par	Stated	Shares Outstanding
Designation	Shares	Value	Value	June 30, 2019	December 31, 2018
Series A Convertible Preferred Stock	333,401	$0.0001	$5.00	163,312	163,312
Series B Convertible Preferred Stock	1,111,200	0.0001	$5.00	-	-
Series C Convertible Preferred Stock	1,000,000	0.0001	$10.00	427,500	427,500
Series D Convertible Preferred Stock	20,000	0.0001	$100.00	18,850	-
Series E Convertible Preferred Stock	714,519	0.0001	$2.64	264,519	564,519

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

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2019 and 2018 and as of June 30, 2019 and December 31, 2018

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

During the six months ended June 30, 2019, the Company received subscriptions and investments totaling $1,885,000, which were issued 18,850 shares of Sr D CPS.  In addition to the Sr. D CPS, each holder received warrants to acquire 50% of the shares that the Sr. D CPS is convertible into with an exercise price of $3.50 per share and an expiration on the fifth year anniversary. A total of 269,296 five-year warrants with an exercise price of $3.50 were issued to the Sr. D CPS holders that were valued utilizing the Black-Scholes modelling technique utilizing stock prices ranging from $1.88 to $2.70, a standard deviation (volatility) ranging from 44.55% to 46.38% and a risk-free rate interest rate ranging from 1.74% to 2.56% based on the date of the investment. The model includes subjective input assumptions that can materially affect the fair value estimates. The allocated fair value of the warrants amounting to $190,299 has been reflected in additional paid in capital. In connection with the offering and issuance of the Sr D CPS, the holder of the Series A convertible preferred stock was issued 116,651 warrants in the form issued to the Sr D CPS holders. These warrants, which were reflected as a cost of issuing the Sr D CPS, were valued utilizing the Black-Scholes modelling technique utilizing a stock price of $2.25, a standard deviation (volatility) of 46.23% and a risk-free interest rate of 1.89% on the date of issuance.

Warrants – In connection with the issuance of convertible debt and preferred stock and in connection with services provided, the Company has the 4,587,681 warrants to acquire the Company’s common stock outstanding as of June 30, 2019, as follows:

Expiring During the Year Ending December 31,	Warrant Shares	Exercise Price per Share
2020	22,860	$3.50
2021	2,035,228	$3.30 to $5.00
2022	1,066,231	$3.30 to $5.00
2023	1,077,417	$3.75 to $5.50
2024	385,945	$3.50

The following table summarizes the outstanding warrant activity through June 30, 2019:

Outstanding, January 1, 2019	4,201,736
Issued	385,945
Exercised	-
Expired	-
Outstanding, June 30, 2019	4,587,681

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2019 and 2018 and as of June 30, 2019 and December 31, 2018

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

Compensation expense related to stock options and restricted stock was:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Stock options	$14,363	$33,494	$72,751	$47,266
Restricted stock	219,492	43,779	458,852	107,647
Total	$233,855	$77,273	$531,603	$154,913

Compensation expense related to stock options and restricted stock was reflected in the following captions within operating expenses in the condensed consolidated statements of operations and comprehensive loss:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Rental, service and maintenance	$3,317	$4,957	$9,072	$8,669
Selling, general and administrative	230,538	72,316	522,531	146,244
Total	$233,855	$77,273	$531,603	$154,913

There were no grants of options or restricted stock during the three and six months ended June 30, 2019.

Unvested restricted stock activity was:

Balance, January 1, 2019	742,741
Grants	-
Forfeited	(16,786)
Vested	(258,389)
Balance, June 30, 2019	467,566

Note 18. Commitments and Contingencies

From time to time, the Company is involved in legal matters arising in the ordinary course of business, during the six months ended June 30, 2019 the Company was involved in the following matters.

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

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2019 and 2018 and as of June 30, 2019 and December 31, 2018

On February 7, 2018, Lemartec Corporation (“Lemartec”) filed a complaint against the Company in the United States District Court for the Northern District of West Virginia arising out of the construction of the Company’s resource recovery facility in Martinsburg, West Virginia alleging breach of contract and unjust enrichment. The Company has filed its answer and counterclaims for damages against Lemartec and cross claims against Lemartec’s performance bond surety, Philadelphia Indemnity Insurance Company. Trial is expected to begin in August 2020 and the Company intends to vigorously defend the complaint.

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

The Company rents its headquarters and attached warehousing space from a related party (see Note 20) and has a land lease relating to the Martinsburg, WV HEBioT facility under operating leases. The HEBioT facility land lease has an initial term of 30 years, plus four 5-year extensions. For purposes of our determination of lease liabilities, extensions were not included. As the leases do not provide an implicit rate, the Company used incremental borrowing rates in determining the present value of lease payments. For the HEBioT facility land lease a rate of 11% was utilized and a rate of 10.25% was used on the other leases. The current portion of the lease liabilities of $192,681 is included in accrued expenses and liabilities. Total lease costs under operating leases amounted to $61,881 and $37,208 for the three months, and $129,413 and $70,309 for the six months ended June 30, 2019 and 2018, respectively. Maturities of lease liabilities under these leases, which have a weighted average remaining term of 24.8 years, as of June 30, 2019 is:

Year Ending December 31,
2019 (remaining)	$102,812
2020	146,926
2021	109,000
2022	113,000
2023 and thereafter	3,093,750
Total lease payments	3,565,488
Less imputed interest	(2,359,999)
Present value of lease liabilities	$1,205,489

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2019 and 2018 and as of June 30, 2019 and December 31, 2018

During the six months ended June 30, 2019, the Company recognized operating lease right of use assets in exchange for lease liabilities amounting to $1,045,755 and had operating cash flows for operating leases amounting to $46,044 and $118,809 for the three and six months ended June 30, 2019, respectively.

Note 20. Related Party Transactions

Related parties include Directors, Senior Management Officers, and shareholders, plus their immediate family, who own a 5% or greater ownership interest at the time of a transaction. Related parties also include GMG and its subsidiaries.

As of June 30, 2019, GMG is controlled by several private equity funds managed by Kinderhook Industries. As discussed in Note 4, the Company initially invested in GMG on January 25, 2018. As discussed in Note 23, on July 3, 2019 the Company sold its ownership interests in GMG to an entity controlled by Kinderhook Industries. As discussed in Note 3, on December 14, 2018 the Company formed a new consolidated subsidiary, Refuel America, LLC (“Refuel”) into which the Company contributed specified assets, including its ownership interest in Entsorga West Virginia, LLC (“EWV”) and other HEBioT development assets. In exchange for a 40%, but non-controlling interest in Refuel, GMG contributed its ownership interests in EWV and $3,500,000 in cash.

During 2018 GMG acquired as regional waste management entity, Apple Valley Waste (“AVW”), with operations located in West Virginia, Maryland and Pennsylvania. As part of this acquisition, GMG also acquired its interests in EWV that were contributed to Refuel. Prior to GMG’s acquisition of AVW and the Company’s investments and control acquisition of EWV, in order for EWV to receive the proceeds from the Entsorga West Virginia, LLC WVEDA Solid Waste Disposal Revenue Bonds (Note 15), EWV and AWV had entered into several agreements.

Business Services Agreement – On February 2, 2016, EWV and AVW entered into an agreement that whereby AVW provides solicitation, logistics management, human resources, accounting and financial management, and other general administrative and support services. This agreement has a ten-year term with automatic renewals for five-year periods, subject to prior notice of non-renewal. The agreement provides for a fee of $72,000 annually during construction and $367,600 annually upon commencement of operations. External costs incurred on behalf of EWV that are paid by AVW are rebilled at cost to EWV.

Solid Waste Delivery / Disposal Agreements – On November 30, 2015 EWV and several AVW subsidiaries (the “Subsidiaries”) entered into agreements that provide that the Subsidiaries will deliver a minimum tonnage of municipal solid waste (52,000 tons) and that EWV will accept up to 66,250 tons of municipal solid waste. The contracts with minimum delivery tonnage have disposal fees (tipping fees) with a weighted average price of $56.37 per ton, subject to change annually. The contracts also provide that if the Subsidiaries fail to deliver the minimum tonnage, they will pay a fee of $20 for each shortfall ton. The contracts also provide that if EWV refuses to accept tonnage presented for disposal within the minimum tonnage that EWV will pay the Subsidiaries a fee of $20 per each refused ton. Each of the agreements has a ten-year term with automatic renewals for five-year periods, subject to prior notice of non-renewal.

The table below presents the face amount of direct related party assets and liabilities and other transactions or conditions as of or during the periods indicated.

		June 30,	December 31,
		2019	2018
Assets:
Accounts receivable	(a) (b) (c)	$282,535	$168,588
Intangible assets, net	(d)	50,499	83,933
Liabilities:
Accounts payable	(d) (e) (f) (g)	1,209,242	160,761
Accrued interest payable		46,796	46,796
Long term accrued interest	(h)	1,460,083	1,305,251
Advance from related party	(i)	210,000	-
Junior promissory note	(h)	936,917	926,211
Other:
Line of credit guarantee	(j)	1,476,835	1,469,330

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2019 and 2018 and as of June 30, 2019 and December 31, 2018

The table below presents direct related party expenses or transactions for the three and six months ended June 30, 2019 and 2018. Compensation and related costs for employees of the Company are excluded from the table below.

		Three months ended June 30,		Six months ended June 30,
		2019	2018	2019	2018
Management advisory and other fees	(a) (b)	$250,000	$250,656	$500,000	$390,039
HEBioT revenue	(c)	275,142	-	275,142	-
Rental, services and maintenance revenue	(k)	-	14,361	-	44,286
Operating expenses - HEBioT	(e)	144,025	-	144,025	-
Operating expenses - Rental, services and maintenance	(f)	11,041	13,445	22,033	22,273
Operating expenses - Selling, general and administrative	(d) (f) (g)	124,229	50,000	174,524	131,505
Interest expense		59,767	59,957	118,087	204,199
Debt guarantee fees	(j)	16,875	4,167	33,750	20,833
Cost of revenue, inventory or equipment on operating leases acquired	(d)	-	6,099	-	11,805

(a)	Management Advisory Fees - The Company provides management advisory services to Gold Medal Holdings, Inc., a subsidiary of GMG.

(b)	Project Fees – In addition to Management Advisory Fees, the Company also has provided to GMG subsidiaries non-management advisory services related to projects relating to technology and operations.

(c)	HEBioT Disposal Revenues – Entsorga West Virginia, LLC has a series of agreements with GMG subsidiaries entities that provide for specified fees for each ton of municipal waste delivered to the HEBioT facility.

(d)	Distribution Agreement - BioHiTech has an exclusive license and distribution agreement (the “License Agreement”) with BioHiTech International, Inc., a company owned by James Koh, a BioHiTech shareholder and other unrelated parties. The License Agreement provides distribution rights to the Eco-Safe Digester through December 31, 2023 (unless extended by mutual agreement) and for annual payments to Mr. Koh in the amount of $200,000 for the term of the License Agreement and a 2.5% additional commission on all sales closed by Mr. Koh. Effective October 17, 2018, the agreement was amended to reduce the annual payments to $75,000 and to remove several international locations that the Company does not actively market.

(e)	Disposal costs – A GMG subsidiary has provided logistics and disposal of non-recovered municipal solid waste to the HEBioT facility.

(f)	Facility Lease - The Company leases its corporate headquarters and warehouse space from BioHiTech Realty LLC, a company owned by two stockholders of the Company, one of whom is the Chief Executive Officer. The lease expires in 2020, with a renewal option for an additional five-year period. Minimum lease payments as of June 30, 2019 under these operating leases total $96,075, with $54,149 due in 2019 and $41,926 due in 2020.

(g)	Business Services Fees – A GMG subsidiary provides certain general management and administrative support to the HEBioT facility.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2019 and 2018 and as of June 30, 2019 and December 31, 2018

(h)	Junior Promissory Note - On February 2, 2018, the Company entered into a Securities Exchange and Note Purchase Agreement (the “Exchange Agreement”) with Frank E. Celli, the Company’s Chief Executive Officer, whereby Celli exchanged $4,500,000 in a note receivable from the Company and $544,777 in advances made to the Company for $4,000,000 of the Registrant’s Series C Convertible Preferred Stock, par value $0.0001 (the Series C Preferred Stock”) and a junior promissory note (the “Junior Note”). The Junior Note, which is subordinated to the senior secured note, is not convertible, accrues interest at the rate of 10.25% per annum and matures on February 2, 2024.

(i)	Advance from Related Party - The Company’s Chief Executive Officer (the “Officer”) on occasion advances the Company funds for operating and capital purposes. The advances bear interest at 13% and are unsecured and due on demand. There are no financial covenants related to this advance and there are no formal commitments to extend any further advances.

(j)	Line of Credit - Under the terms of the line of credit, several related parties have personally guaranteed the line and are contingently liable should the Company not meet its obligations under the line. In connection with the line of credit, the Chief Executive Officer and a Director have provided a guarantee of the line of credit in exchange for a fee representing 4.5% of the debt.

(k)	Consulting Revenue - The Company provided environmental and project consulting to Entsorga West Virginia LLC, an entity that the Company accounted for as an equity investment from March 2017 through December 14, 2018, the date of its control acquisition.

Note 21. Supplemental Consolidated Statement of Cash Flows Information

Changes in non-cash operating assets and liabilities, as well as other supplemental cash flow disclosures, are as follows.

	Six Months Ended June 30,
	2019	2018
Changes in operating assets and liabilities:
Accounts receivable	$(557,238)	$(144,413)
Inventory	(93,088)	(724,217)
Prepaid expenses and other assets	28,943	(48,461)
Accounts payable	4,009,255	39,023
Accrued interest payable	280,391	297,645
Accrued expenses	(2,425,948)	(388,822)
Deferred revenue	6,583	31,929
Customer deposits	12,139	(32,363)
Net change in operating assets and liabilities	$1,261,037	$(969,679)

Supplementary cash flow information:
Cash paid during the periods for:
Interest	$1,235,366	$234,065
Income taxes	-	-

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2019 and 2018 and as of June 30, 2019 and December 31, 2018

	Six Months Ended June 30,
	2019	2018
Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Transfer of inventory to leased equipment	$95,398	$343,539
Common stock issued in settlement of accounts payable	205,500	-
Common stock issued in settlement of accrued interest	-	915,700
Common stock issued in acquisition of Gold Medal Group, LLC	-	2,250,000
Conversion of notes into common stock	-	9,090,375
Conversion of Series B preferred stock into common stock	-	1,767,371
In-Kind payments by investors for common and preferred stock	-	216,665
Conversion of Series A preferred stock into common stock	-	200,000
Exchange of related party notes payable and advances for Series C preferred stock, warrants and notes payable	-	5,319,777
Accrual of Series A preferred stock dividends	36,744	44,207

Reconciliation of Cash and Restricted Cash:
Cash	$1,654,672	$1,053,028
Restricted cash (short term)	2,148,163	-
Restricted cash (non-current)	2,546,037	-
Total cash and restricted cash at the end of the period	$6,348,872	$1,053,028

Note 22. Recent Accounting Standards

During the six months ended June 30, 2019, the Company adopted the following recent accounting standards:

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

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2019 and 2018 and as of June 30, 2019 and December 31, 2018

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

On July 3, 2019 the Company entered into a purchase and sale agreement with Gold Medal Equity, LLC (“GME”), the parent entity to GMG to sell the Company’s 2,250,000 GMG Investment Preferred Units and 2,250,000 Class A Common Units of GMG to GME for total compensation of $2,250,000. As of June 30, 2019, these investments were carried by the Company with an adjusted cost of $1,687,383 resulting in a gain of $562,617 on July 3, 2019.

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

The following pages present the Company’s consolidating balance sheet as of June 30, 2019 and December 31, 2018 and its condensed consolidating statement of operations for the three and six months ended June 30, 2019, and cash flows for the six months ended June 30, 2019, for Entsorga West Virginia LLC and the Parent and other Company subsidiaries not subject to the WVEDA Solid Waste Disposal Revenue Bond restrictions and the elimination entries necessary to present the Company’s financial statements on a consolidated basis. These following condensed consolidating financial information should be read in conjunction with the Company's consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2019 and 2018 and as of June 30, 2019 and December 31, 2018

Condensed Consolidating Balance Sheet as of June 30, 2019

	Parent and other Subsidiaries	Entsorga West Virginia LLC	Eliminations	Consolidated
Assets
Cash	$1,585,397	$69,275	$-	$1,654,672
Restricted cash	-	2,148,163	-	2,148,163
Other current assets	1,113,968	432,642	(32,438)	1,514,172
Current assets	2,699,365	2,650,080	(32,438)	5,317,007
Restricted cash	-	2,546,037	-	2,546,037
HEBioT facility	-	36,809,730	-	36,809,730
Other fixed assets	1,671,694	-	-	1,671,694
Operating lease right of use assets	93,619	902,652	-	996,271
MBT facility development and license costs	8,057,522	-	-	8,057,522
Intangible assets, net and investment in subsidiaries	9,078,073	1,858,500	(9,198,691)	1,737,882
Goodwill	-	58,000	-	58,000
Other assets	13,500	-	-	13,500
Total assets	$21,613,773	$44,824,999	$(9,231,129)	$57,207,643

Liabilities and stockholders’ equity
Line of credit	$1,476,835	$-	$-	$1,476,835
Current portion of WV EDA Bonds	-	1,390,000	-	1,390,000
Other current liabilities	2,396,146	5,277,332	(32,438)	7,641,040
Current liabilities	3,872,981	6,667,332	(32,438)	10,507,875
Notes payable and other debts	4,950,149	-	-	4,950,149
Accrued interest	1,460,083	-	-	1,460,083
Non-current lease liabilities	-	1,012,808	-	1,012,808
WV EDA bonds	-	29,707,712	-	29,707,712
Total liabilities	10,283,213	37,387,852	(32,438)	47,638,627
Redeemable preferred stock	816,553	-	-	816,553
Stockholder’s equity:
Attributable to parent	1,880,500	-	-	1,880,500
Attributable to non-controlling interests	8,633,507	7,437,147	(9,198,691)	6,871,963
Stockholders’ equity	10,514,007	7,437,147	(9,198,691)	8,752,463
Total liabilities and stockholders’ equity	$21,613,773	$44,824,999	$(9,231,129)	$57,207,643

Condensed Consolidating Statement of Operations for the three months ended June 30, 2019

	Parent and other Subsidiaries	Entsorga West Virginia LLC	Eliminations	Consolidated
Revenue	$774,171	$277,041	$-	$1,051,212
Operating expenses
HEBioT	-	493,546	-	493,546
Rental, service and maintenance expense	128,311	-	-	128,311
Equipment sales	38,726	-	-	38,726
Selling, general and administrative	1,420,649	285,675	-	1,706,324
Depreciation and amortization	119,504	490,469	-	609,973
Total operating expenses	1,707,190	1,269,690	-	2,976,880
Loss from operations	(933,019)	(992,649)	-	(1,925,668)
Other expenses, net	142,699	732,943	86,362	962,004
Net loss	$(1,075,718)	$(1,725,592)	$(86,362)	$(2,887,672)

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2019 and 2018 and as of June 30, 2019 and December 31, 2018

Condensed Consolidating Statement of Operations for the six months ended June 30, 2019

	Parent and other Subsidiaries	Entsorga West Virginia LLC	Eliminations	Consolidated
Revenue	$1,511,872	$277,041	$-	$1,788,913
Operating expenses			-
HEBioT	-	493,546	-	493,546
Rental, service and maintenance expense	331,514	-	-	331,514
Equipment sales	38,726	-	-	38,726
Selling, general and administrative	3,477,896	554,790	-	4,032,686
Depreciation and amortization	248,943	490,469	-	739,412
Total operating expenses	4,097,079	1,538,805	-	5,635,884
Loss from operations	(2,585,207)	(1,261,764)	-	(3,846,971)
Other expenses	454,686	760,820	86,362	1,301,868
Net loss	$(3,039,893)	$(2,022,584)	$(86,362)	$(5,148,839)

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2019

	Parent and other Subsidiaries	Entsorga West Virginia LLC	Eliminations	Consolidated
Cash flows used in operating activities:
Net loss	$(3,039,893)	$(2,022,584)	$(86,362)	$(5,148,839)
Adjustments to reconcile net loss to net cash used in operations	1,232,948	549,437	86,362	1,868,747
Changes in operating assets and liabilities	17,817	1,243,220	-	1,261,037
Net cash used in operations	(1,789,128)	(229,927)	-	(2,019,055)

Cash flow used in investing activities:
Construction in process and acquisitions of property and equipment	-	(4,164,691)	-	(4,164,691)
Capital contribution to Entsorga West Virginia, LLC	(2,486,362)	-	2,486,362	-
Other investing activities	39,830	-	-	39,830
Net cash used in investing activities	(2,446,532)	(4,164,691)	2,486,362	(4,124,861)

Cash flows from financing activities:
Issuances of debt and equity	3,397,500	2,486,362	(2,486,362)	3,397,500
Repayments of debt	(4,549)	-	-	(4,549)
Deferred financing costs incurred	-	(43,941)	-	(43,941)
Net cash provided by financing activities	3,392,951	2,442,421	(2,486,362)	3,349,010
Effect of exchange rate on cash	17,398	-	-	17,398
Cash – beginning of period (restricted and unrestricted)	2,410,708	6,715,672	-	9,126,380
Cash – end of period (restricted and unrestricted)	$1,585,397	$4,763,475	$-	$6,348,872

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2019 and 2018 and as of June 30, 2019 and December 31, 2018

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

The Company’s primary objective has been to disrupt the traditional waste management industry in North America through the development, deployment and utilization of its own proprietary technologies and processes, as well as proven technologies it has acquired from other worldwide areas, to provide the market commercially viable, fully integrated, sustainable waste management disposal options to replace less environmentally sound historical options. The Company offers two proprietary products and services that can be utilized separately or in tandem. The Company provides on-site, data driven cost-effective products for food waste reduction and elimination, as well as automated facilities capable of converting municipal solid waste delivered by municipalities and large organizations by utilizing a mechanical and biological process that reduces moisture content, recovers certain recyclables and ultimately produces an E.P.A. recognized alternative fuel commodity to be used as a supplement to traditional fossil fuels. Each of the Company’s products result in significantly less waste ultimately transported to landfills.

Immediately after the merger, the Company’s initial focus was primarily on its on-going food waste disposal Digester business and related technologies.

During 2016 and 2017, the Company expanded from its digester single product line by starting strategic initiatives in Mechanical Biological Treatment (“MBT”) facilities that rely upon High Efficiency Biological Treatment (“HEBioT”) to process waste at the municipal or enterprise level converting a significant portion of intake into an United States EPA recognized alternative commodity fuel.

During 2018, the Company completed a step transaction that allowed the Company to control the first HEBioT facility under construction in the United States. This facility commenced commissioning during the first quarter of 2019 and commenced commercial operation in the second quarter of 2019. Upon commencement of operations, the HEBioT and digester businesses each represent an operating segment, which are aggregated into one reportable segment.

The combination of on-site digester and HEBioT technology solutions result in a unique offering that provides a turn-key solution for customers seeking to achieve zero waste. The Company envisions use of its digesters for disposal of food waste at certain retail customer’s locations, with regional disposal services being directed to the Company’s HEBioT facilities. The digester’s technology can reduce 100% of a customer’s food waste at the source of generation with the HEBioT process converting a majority of a customer’s remaining waste stream into an alternative fuel product. The integrated process represents a cost effective solution that can result in less than 20% of each customer’s waste being directed to landfills, hence resulting in a near-zero footprint. Operation of the Company’s first HEBioT facility commenced on April 1, 2019 in Martinsburg, WV.

Results of operations for the three months ended June 30, 2019 compared to the three months ended June 30, 2018

The following summarizes our operating results for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019		2018
Revenues	$1,051,212	100%	$909,137	100%
Operating expenses	2,976,880	283	2,140,205	235
Loss from operations	(1,925,668)	(183)	(1,231,068)	(135)
Non-operating expenses	962,004	92	4,264,905	469
Net loss	(2,887,672)	(275)	(5,495,973)	(604)
Less net loss attributable to non-controlling interests	819,031	78	-	-
Net loss attributable to Parent	$(2,068,641)	(197)%	$(5,495,973)	(604)%

During the second quarter, the Martinsburg HEBioT facility continued through commissioning and initiated acceptance of municipal solid waste (“MSW”) for further refinement of the facilities processes. During this period tipping fees amounting to $277,041were charged for the MSW. As the facility was not yet ready to deliver solid recovered fuel (“SRF”) during the commissioning process while testing was underway, the plant incurred expenses related to operating the plant, as well as additional disposal fees associated with the SRF. HEBioT process expenses amounted to $493,546 for the quarter, resulting in a negative contribution, before selling, general and administrative and depreciation and amortization of $216,505. The facility achieved the desired fuel specifications and commenced selling and delivering SRF in July, which will result in a reduction of future disposal expenses. During the quarter, the facility also incurred $285,675 in selling general and administrative expenses, as well as $490,469 in depreciation and amortization resulting in a loss from operations of $992,649. Comparing the operations that existed during 2018 to the same operations in 2019, the loss from operations decreased by $298,049 (24.2%) from $1,231,068 to $933,019.

The following summarizes revenues for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019		2018
Revenue:
HEBioT	$277,041	26%	$-	-%
Rental, service and maintenance	448,937	43	458,843	50
Equipment sales	75,234	7	199,638	22
Management advisory and other fees	250,000	24	250,656	28
Total revenue	$1,051,212	100%	$909,137	100%

Revenue

HEBioT revenue represents MSW tip fees earned during the commissioning this quarter. The facility is designed to convert the MSW into SRF, which is classified by the US Environmental Protection Agency as an alternative commodity fuel. The Company’s first sale of SRF occurred in late July 2019.

Rental, service and maintenance revenue decreased from the three months ended June 30, 2018 to the three months ended June 30, 2019 by $9,906, or 2.1% primarily due to a reduction in environmental consulting. Digester rental revenue increased from the three months ended June 30, 2018 to the three months ended June 30, 2019 by $84,677, or 31.9% primarily due to the larger overall number of units deployed. As of June 30, 2019, the Company has 199 units under lease, as compared to 151 as of June 30, 2018. This increase of 48 units is primarily related to the Revolution Series of digesters that have lower customer costs. Offsetting the increase in rental revenue were decreases in non-rental maintenance and parts services due to greater reliability of the Company’s newest generation of products. The Company continues to replace older generation, higher revenue generating products with lower cost, more reliable Revolution digester products.

The Company focuses its digester sales efforts on rental of its units. During the three months ended March 31, 2019 there were no sales of digester units, although during the three months ended June 30, 2019 the Company had several sales to customers that prefer to buy over rent.

The management fees relate to services provided to Gold Medal Group, LLC and subsidiaries (“GMG”), a related party, for executive management and other special projects.

Operating expenses

The following table breaks down our operating expenses by type for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019		2018
HEBioT processing	$493,546	17%	$-	-%
Rental, service and maintenance	128,311	4	228,515	11
Equipment sales	38,726	1	108,846	5
Selling, general and administrative expenses
Personnel related:
Salaries and non-stock compensation	792,257	26	983,055	46
Stock based compensation	230,538	8	72,316	3
Total personnel related	1,022,795	34	1,055,371	49
Professional fees:
Legal	167,010	6	65,840	3
Accounting	97,484	3	75,789	4
Investor relations and investment banking	46,000	1	22,000	1
Marketing	(37,621)	(1)	5,525	-
Total professional fees	272,873	9	169,154	8
Marketing	39,427	1	96,586	4
Office operations	201,490	7	98,310	5
Other	169,739	6	268,057	13
Total Selling, general and administrative	1,706,324	57	1,687,478	79
Depreciation and amortization	609,973	21	115,366	5
Total operating expenses	$2,976,880	100%	$2,140,205	100%

HEBioT processing expenses

HEBioT processing expenses, which have first been incurred during the three months ended June 30, 2019 mainly consists of the labor, disposal costs, utilities and state fees, as well as repairs, maintenance and supplies.

Rental, service and maintenance expenses

Rental, service and maintenance expenses mainly consists of the cost of warehousing, installation, maintenance, parts and shipping costs, as well as related salary and employee costs related to rental units. Rental, service and maintenance expense decreased from the three months ended June 30, 2018 to the three months ended June 30, 2019 by $100,204, or 43.9%, primarily due to improved economies of scale resulting from the increase in the number of units under rental, lower recurring maintenance costs associated with the Revolution Series of digesters as well as lower levels of non-rental service and parts revenues (and resulting expenses). The contribution before depreciation from rental, service and maintenance activities increased by $90,298, or 39.2% from $230,328 for the three months ended June 30, 2018 to $320,626 for the three months ended June 30, 2019, resulting in a contribution margin on related sales of 71.4% for the three months ended June 30, 2019, as compared to 50.2% for the three months ended June 30, 2018.

Equipment sales expense

While the Company’s focus is on utilizing the rental method of deployment there was $75,234 in sales of digesters during the three months ended June 30, 2019. Equipment sales profit decreased as a result of reduced sales which generated a gross profit of $36,508 for the three months ended June 30, 2019 and a margin of 48.5%, as compared to $90,792 and 45.5% for the three months ended June 30, 2018. The Company does anticipate that equipment sales will occur in the future based upon customer requirements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased from the three months ended June 30, 2018 to the three months ended June 30, 2019 by $18,846, or 1.1%. Included in these expenses are $285,676 in new expenses related to the HEBioT facility. Excluding the new HEBioT related expenses, selling general and administrative expenses decreased by $266,830 or 15.8% from the three months ended June 30, 2018 to the three months ended June 30, 2019.

Personnel related expenses decreased from the three months ended June 30, 2018 to the three months ended June 30, 2019 by $32,576, or 3.1% in total. Stock based compensation (a non-cash expense) increased by $158,222 as a result of grants made in the second half of 2018. Base salaries and payroll decreased by $190,798, or 19.4% due to staff reductions in late 2018, offset by increases of $16,993 in additional base salaries and payroll related to the HEBioT facility.

Professional fees increased from the three months ended June 30, 2018 to the three months ended June 30, 2019 by $103,719, or 61.3% in total. Combined legal and accounting increased by $122,864, 86.8% primarily driven by $103,257 of fees relating to litigation and expanded accounting services related to the HEBioT facility. Marketing fees were negative due to a favorable litigation outcome of $44,500 unrelated to the HEBioT facility.

Marketing and office operations on a combined basis increased from the three months ended June 30, 2018 to the three months ended June 30, 2019 by $46,021, or 23.6%. This increase includes marketing and office operations of $71,754 relating to the HEBioT facility.

Other expenses decreased from the three months ended June 30, 2018 to the three months ended June 30, 2019 by $98,318 primarily as a result of a reduction in foreign currency expense of $79,387 and in other historical fees and costs.

Other expenses

The following table breaks down our other expenses by type for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019		2018
Equity loss in affiliate	$-	-%	$147,077	4%
Interest expense, net	962,004	100	611,801	14
Interest expense incurred in warrant valuation and conversions	-	-	3,506,027	82
Total other expense	$962,004	100%	$4,264,905	100%

Other expenses decreased from the three months ended June 30, 2018 to the three months ended June 30, 2019 by $3,302,901 due to no equity losses in affiliates or warrant valuation and conversion interest, offset by a $350,203 increase in interest expense, which is the result of $646,581 of interest related to the HEBioT facility offset by a $296,378 decrease in interest, which is primarily the result of conversions of debt to equity in April 2018 resulting from the Company’s uplisting to NASDAQ.

Depreciation and amortization

Depreciation and amortization increased from the three months ended June 30, 2018 to the three months ended June 30, 2019 by $494,607 due primarily to $490,469 of depreciation and amortization related to the HEBioT facility.

Income tax

For the three months ended June 30, 2019 and 2018 there was no net provision for income tax due to the losses incurred and management’s evaluation of the recovery of the tax asset resulting in net operating loss carry-forward.

Results of operations for the six months ended June 30, 2019 compared to the six months ended June 30, 2018

The following summarizes our operating results for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019		2018
Revenues	$1,788,913	100%	$1,554,863	100%
Operating expenses	5,635,884	315	4,113,420	265
Loss from operations	(3,846,971)	(215)	(2,558,557)	(165)
Non-operating expenses	1,301,868	73	8,158,207	524
Net loss	(5,148,839)	(288)	(10,716,764)	(689)
Less net loss attributable to non-controlling interests	1,130,732	63	-
Net loss attributable to Parent	$(4,018,107)	(225)%	$(10,716,764)	(689)%

The six months ended June 30, 2019 include the HEBioT facility, which continued through commissioning and initiated accepting MSW for further refinement of the facilities processes during the second quarter. The HEBioT facility is not included in the comparable 2018 period. During the six months ended June 30, 2019 tipping fees amounting to $277,041were charged for the MSW. As the facility was not yet ready to deliver SRF during the commissioning process the plant incurred expenses related to operating the plant, as well as additional disposal fees associated with the SRF. In total HEBioT process expenses amounted to $493,546 for the six months ended June 30, 2019, resulting in a negative contribution, before selling, general and administrative and depreciation and amortization of $216,505. The facility commenced selling SRF during July, which will result in a reduction of future disposal expenses and provide an additional revenue source. During the six months ended June 30, 2019, the facility also incurred $554,790 in selling, general and general expenses, as well as $490,469 in depreciation and amortization resulting in a loss from operations of $1,261,764. Comparing the operations that existed during 2018 to the same operations in 2019, the loss from operations increased by $26,650 (1.0%) from $2,558,557 to $2,585,207.

The following summarizes revenues for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019		2018
Revenue:
HEBioT processing	$277,041	16%	$-	-%
Rental, service and maintenance	936,638	52	899,336	58
Equipment sales	75,234	4	265,488	17
Management advisory and other fees	500,000	28	390,039	25
Total revenue	$1,788,913	100%	$1,554,863	100%

Revenue

HEBioT revenue represents MSW tip fees earned during the commissioning during the second quarter. The facility is designed to convert the MSW into SRF, which is classified by the US Environmental Protection Agency as an alternative commodity fuel. The Company’s first sale of SRF occurred in late July 2019.

Rental, service and maintenance revenue increased from the six months ended June 30, 2018 to the six months ended June 30, 2019 by $37,302, or 4.1% primarily due to a reduction in environmental consulting. Digester rental revenue increased from the six months ended June 30, 2018 to the six months ended June 30, 2019 by $138,713, or 25% primarily due to the larger overall number of units deployed. Offsetting the increase in rental revenue were decreases in non-rental maintenance and parts services associated with greater reliability of the digester products.

The Company’s focus is on the rental of its digester units. During the six months ended June 30, 2019 the Company had several sales to customers that prefer to buy over rent.

The management fees relate to services provided to GMG for executive management and other special projects. The $109,961 increase from the six months ended June 30, 2018 to the six months ended June 30, 2019 is due to an increase in the fee to $1,000,000 per year.

Operating expenses

The following table breaks down our operating expenses by type for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019		2018
HEBioT	$493,546	9%	$-	-%
Rental, service and maintenance	331,514	6	465,411	11
Equipment sales	38,726	1	149,421	4
Selling, general and administrative expenses
Personnel related:
Salaries and non-stock compensation	1,740,229	31	1,966,577	48
Stock based compensation	522,531	9	146,244	3
Total personnel related	2,262,760	40	2,112,821	51
Professional fees:
Legal	318,329	6	173,104	4
Accounting	271,756	5	218,409	5
Investor relations and investment banking	100,075	2	57,990	2
Marketing	(37,331)	(1)	6,513	-
Total professional fees	652,829	12	456,016	11
Marketing	81,883	1	199,564	5
Office operations	365,673	6	209,999	5
Other	669,541	12	289,068	7
Total Selling, general and administrative	4,032,686	71	3,267,468	79
Depreciation and amortization	739,412	13	231,120	6
Total operating expenses	$5,635,884	100%	$4,113,420	100%

Rental, service and maintenance expenses

Rental, service and maintenance expenses mainly consists of the cost of warehousing, installation, maintenance, parts and shipping costs, as well as related salary and employee costs related to rental units. Rental, service and maintenance expense decreased from the six months ended June 30, 2018 to the six months ended June 30, 2019 by $133,897, or 28.8%, primarily due to improved economies of scale resulting from the increase in the number of units under rental, lower maintenance costs associated with the Revolution Series of digesters as well as lower levels of non-rental service and parts revenues (and resulting expenses. The contribution before depreciation from rental, service and maintenance activities increased by $171,199, or 39.2% from $433,925 for the six months ended June 30, 2018 to $605,124 for the six months ended June 30, 2019, resulting in a contribution margin on related sales of 64.6% for the six months ended June 30, 2019, as compared to 48.3% for the three months ended June 30, 2018.

Equipment sales expense

While the Company’s focus is on utilizing the rental method of deployment there was $75,234 in sales of digesters during the six months ended June 30, 2019. Equipment sales profit decreased as a result of reduced sales which generated a gross profit of $36,508 for the three months ended June 30, 2019 and a margin of 48.5%, as compared to $116,067 and 43.7% for the six months ended June 30, 2018. The Company does anticipate that equipment sales will occur in the future based upon customer requirements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased from the six months ended June 30, 2018 to the six months ended June 30, 2019 by $765,218, or 23.4%. Included in these expenses are $554,790 in new expenses related to the HEBioT facility. Excluding the new HEBioT related expenses, selling general and administrative expenses increased by $210,428 or 6.4% from the six months ended June 30, 2018 to the six months ended June 30, 2019.

Personnel related expenses increased from the six months ended June 30, 2018 to the six months ended June 30, 2019 by $149,939, or 7.1% in total. Stock based compensation (a non-cash expense) increased by $376,287 as a result of grants made in the second half of 2018. Base salaries and payroll decreased by $226,348, or 11.5% due to staff reductions in late 2018, offset by increases of $51,273 in additional base salaries and payroll related to the HEBioT facility.

Professional fees increased from the six months ending June 30, 2018 to the six months ending June 30, 2019 by $196,813, or 43.2% in total. Combined legal and accounting increased by $198,572, 50.7% primarily driven by $221,697 of fees relating to litigation and expanded accounting services related to the HEBioT facility. Marketing fees were negative due to a favorable litigation outcome of $44,500 unrelated to the HEBioT facility.

Marketing and office operations on a combined basis increased from the six months ended June 30, 2018 to the six months ended June 30, 2019 by $37,995, or 9.3%. This net increase includes marketing and office operations of $161,050 relating to the HEBioT facility.

Other expenses increased from the six months ended June 30, 2018 to the six months ended June 30, 2019 by $380,473 primarily as a result of a write-off of costs associated with a MBT site, which amounted to $346,654, and $120,771 in fees and costs related to the HEBioT facility, offset in part by a reduction in other fees and costs that include those relating to the Company’s NASDAQ uplisting in 2018.

Other (income) expense

	Six Months Ended June 30,
	2019		2018
Equity loss in affiliate	$-	-%	$192,490	3%
Interest expense, net	1,301,868	100	1,166,077	14
Interest expense incurred in warrant valuation and conversions	-	-	6,799,640	83
Total other expense	$1,301,868	100%	$8,158,207	100%

Other expenses decreased from the six months ended June 30, 2018 to the six months ended June 30, 2019 by $6,856,339 due to no equity losses in affiliates or warrant valuation and conversion interest, offset by a $135,791 increase in interest expense, which is the result of $646,581 of interest related to the HEBioT facility offset by $510,790 decrease in interest as the result of conversions of debt to equity in February and April 2018 resulting from the maturity of the Company’s Series A convertible debt and conversions related to the uplisting to NASDAQ, respectively.

Depreciation and amortization

Depreciation and amortization increased from the six months ended June 30, 2018 to the six months ended June 30, 2019 by $508,292 due primarily to $490,469 of depreciation and amortization related to the HEBioT facility.

Income tax

For the six months ended June 30, 2019 and 2018 there was no net provision for income tax due to the losses incurred and management’s evaluation of the recovery of the tax asset resulting in net operating loss carry-forward.

Liquidity and Capital Resources

For the six months June 30, 2019, the Company had a consolidated net loss of $5,148,839, incurred a consolidated loss from operations of $3,846,971 and used net cash in consolidated operating activities of $2,019,055. At June 30, 2019, consolidated total stockholders’ equity amounted to $8,752,463, consolidated stockholders’ equity attributable to parent amounted to $1,880,500 and the Company had a consolidated working capital deficit of $5,190,868. The Company does not yet have a history of financial profitability. Historically the principal source of liquidity has been the issuance of debt and equity securities. Presently, the Company does not have firm commitments to fund its present operational and strategic plans. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is presently in the process of raising additional capital and debt for general operations and for investment in several strategic initiatives, as well as commercial debt to support its leasing activities. There is no assurance that the Company will be able to raise sufficient capital or debt to sustain operations or to pursue other strategic initiatives or that such financing will be on terms that are favorable to the Company.

Subsequent to June 30, 2019, on July 3, 2019 the Company sold its minority investment in GMG for cash amounting to $2,250,000.

Cash

As of June 30, 2019 and December 31, 2018, the Company had unrestricted cash balances of $1,654,672 and $2,410,709, respectively.

Borrowings and Debt

Maturities of Senior Secured, Junior Promissory, Notes Payable and Long Term Debt — as of June 30, 2019, excluding discounts and deferred finance costs, which are being amortized as interest expense, are as follow:

Year Ending December 31,	Amortizing	Non- Amortizing		Total
2019 (remaining)	$4,615	$		$4,615
2020	4,605		100,000	104,605
2021	4,380		1,875,000	1,879,380
2022	3,821		2,500,000	2,503,821
2023 and thereafter			1,669,477	1,669,477
Total	$17,421		$6,144,477	$6,161,898

Entsorga West Virginia, LLC WVEDA Solid Waste Disposal Revenue Bonds — as of June 30, the future sinking fund payments by the Company are as follow:

	2016 Issue 2026 Series	2016 Issue 2036 Series		2018 Issue 2036 Series		Total
2019 (remaining)	$-	$		$		$
2020	1,160,000				230,000		1,390,000
2021	1,215,000				255,000		1,470,000
2022	900,000				275,000		1,175,000
2023 and thereafter	4,260,000		17,465,000		7,240,000		28,965,000
Total	$7,535,000		$17,465,000		$8,000,000		$33,000,000

Cash Flows

Cash Flows from Operating Activities

We used $2,019,055 of cash in operating activities during the six months ended June 30, 2019 as compared to a use of $3,750,139 during the six months ended June 30, 2018. Our net loss during the six months ended June 30, 2019 of $5,148,839 was reduced by non-cash expenses of $1,868,747. The net loss of 10,716,764 for the six months ended June 30, 2018 was reduced by $7,936,304 in non-cash interest expenses.

Cash Flows from Investing Activities

Net Cash used in investing activities for the six months ended June 30, 2019 amounted to $4,124,861 and is primarily the result of the HEBioT facility construction.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2019 amounted to $3,349,010 and is primarily the result proceeds of $1,787,500 from the Series D convertible preferred stock offering and a $1,400,000 investment in Refuel America, LLC by GMG, a related party and non-controlling member of Refuel. During the comparable 2018 period, the Company completed a series of financings that resulted in cash provided by financing activities of $4,102,675.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the three or six months ended June 30, 2019.

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

From time to time, the Company is involved in legal matters arising in the ordinary course of business, during the six months ended June 30, 2019 the Company was involved in the following matters.

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

On February 7, 2018, Lemartec Corporation (“Lemartec”) filed a complaint against the Company in the United States District Court for the Northern District of West Virginia arising out of the construction of the Company’s resource recovery facility in Martinsburg, West Virginia alleging breach of contract and unjust enrichment. The Company has filed its answer and counterclaims for damages against Lemartec and cross claims against Lemartec’s performance bond surety, Philadelphia Indemnity Insurance Company. Trial is expected to begin in August 2020 and the Company intends to vigorously defend the complaint.

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

Commencing on May 10, 2019, BioHiTech Global, Inc. (the “Registrant”) entered into a series of Investor Subscription Agreements with certain accredited investors (the “Investors”), pursuant to which the Registrant agreed to sell and the Investors agreed to purchase in a private placement offering units (the “Units”) in the aggregate offering amount of $1,885,000. On June 28, 2019, the Registrant closed the offering for $1,885,000 in Units. The Registrant received gross proceeds of $1,885,000 from the sale of Units on June 28, 2019 and on May 10, 2019, from twenty four (24) investors. Each Unit, which may be offered in fractions, amount of $100,000, is comprised of 1,000 Shares of the Registrant’s Series D Convertible Preferred Stock (the “Series D Preferred Shares”) and warrants (the “Warrants”) to purchase a number of shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), up to such 50% of the number of shares of Common Stock issuable upon conversion of the Series D Preferred Share at an exercise price of $3.50 per share of Common Stock. Each share of Series D Preferred Shares have a stated value of $100.00 and is convertible into shares of Common Stock at the price of $3.50 per share based on the stated value of the Series D Preferred being converted. The Series D Preferred Shares has usual dividends at the rate of 9% payable annually in arrears in cash or, at the Company’s option, in Common Stock based upon the then in effect conversion price. The Series D Preferred Shares also have an alternative dividend provision based upon the cash flow distributed to the parent from the Company’s next HEBioT facility, excluding the Company’s plant in Martinsburg, West Virginia, (“the Next Facility”) based upon the Series D Preferred Shares proportional investment in the facility. The Series D Preferred Shares also has an alternative conversion based upon a multiple of the annualized EBITDA of the Next Facility converted at the higher of the conversion rate in effect or the market price of the Company’s common stock if higher.

The Company issued 75,000 of its common stock in connection with a legal matter for which the Company had accrued their contractual obligations but disputed payment for a consulting services agreement with Tusk Ventures LLC (“Tusk”), in which Tusk claimed that it was owed $250,000 pursuant to an agreement. This matter was filed in the Supreme Court of the State of New York, New York County in April 2017. This matter was settled on April 23, 2019. In connection with the settlement, the Company issued to the plaintiff 75,000 shares of its common stock.

All of the securities set forth above were issued by the Company pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The Purchase Agreements and the Agreement contain representations to support the Company’s reasonable belief that the investors had access to information concerning the Company’s operations and financial condition, the investors acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the investors are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the sale of securities did not involve a public offering; the Company made no solicitation in connection with the sale other than communications with the investors; the Company obtained representations from the investors regarding their investment intent, experience and sophistication; and the investors either received or had access to adequate information about the Company in order to make an informed investment decision.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

Not Applicable.

Item 6.	Exhibits.

See the exhibits listed in the accompanying “Index to Exhibits.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioHiTech Global, Inc.

August 14, 2019	By:	/s/ Frank E. Celli
	Name:	Frank E. Celli
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian C. Essman
	Name:	Brian C. Essman
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

