Form 10-Q
period 2019-09-30
BIOHITECH GLOBAL, INC.
filed 2019-11-19
CIK 1590383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	BHTG	NASDAQ Capital Market

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 6, 2019
Common Stock, $0.0001 par value per share	17,245,344 shares

BioHiTech Global, Inc. and Subsidiaries

i

PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
HEBioT (related entity)	$609,905	-	$886,947	-
Rental, service and maintenance	489,555	$469,978	1,426,193	$1,369,314
Equipment sales	62,565	282,246	137,799	547,735
Management advisory and other fees (related entity)	264,750	335,858	761,750	725,897
Total revenue	1,426,775	1,088,082	3,212,689	2,642,946
Operating expenses
HEBioT processing (related entity)	786,680	-	1,309,176	-
Rental, service and maintenance	176,651	241,875	508,164	644,832
Equipment sales	17,776	155,651	56,502	355,154
Selling, general and administrative	1,449,545	1,744,570	5,450,282	5,024,406
Depreciation and amortization	611,368	123,264	1,350,780	354,389
Total operating expenses	3,042,020	2,265,360	8,674,904	6,378,781
Loss from operations	(1,615,245)	(1,177,278)	(5,462,215)	(3,735,835)
Other (income) expenses
Gain on sale of affiliate investment	(562,617)	-	(562,617)	-
Equity loss in affiliate	-	179,041	-	371,531
Interest income	(46,180)	-	(46,180)	-
Interest expense	979,202	593,041	2,281,071	1,878,596
Expense incurred in warrant valuation and conversions	49,160	47,767	49,160	6,727,929
Total other (income) expenses	419,565	819,849	1,721,434	8,978,056
Net loss	(2,034,810)	(1,997,127)	(7,183,649)	(12,713,891)
Net loss attributable to non-controlling interests	(728,337)	-	(1,859,069)	-
Net loss attributable to Parent	(1,306,473)	(1,997,127)	(5,324,580)	(12,713,891)
Other comprehensive income (loss)
Foreign currency translation adjustment	(32,676)	3,820	(37,873)	27,740
Comprehensive loss	$(1,339,149)	$(1,993,307)	$(5,362,453)	$(12,686,151)

Net loss attributable to Parent	$(1,306,473)	$(1,997,127)	$(5,324,580)	$(12,713,891)
Preferred stock dividends	(255,847)	(130,794)	(548,075)	(365,970)
Deemed dividend on down round feature	(405,324)	-	(405,324)	-
Net loss – common shareholders	(1,967,645)	(2,127,921)	(6,277,979)	(13,079,861)
Net loss per common share - basic and diluted	$(0.13)	$(0.15)	$(0.41)	$(0.99)
Weighted average number of common shares outstanding - basic and diluted	15,649,174	14,575,375	15,134,301	13,257,303

See accompanying notes to unaudited interim consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current Assets
Cash	$3,434,089	$2,410,709
Restricted cash	1,128,716	4,195,148
Accounts receivable, net (related entity $831,274 as of September 30, 2019)	1,520,001	403,298
Inventory	429,198	499,848
Prepaid expenses and other current assets	169,232	66,425
Total Current Assets	6,681,236	7,575,428
Restricted cash	2,544,948	2,520,523
Equipment on operating leases, net	1,677,114	1,748,887
Equipment, fixtures and vehicles, net	34,094	49,028
HEBioT facility, net	36,806,051	33,104,007
Operating lease right of use assets	970,895	-
Investment in unconsolidated affiliates	-	1,687,383
MBT facility development and license costs	8,058,767	8,475,408
Goodwill	58,000	58,000
Other assets	58,949	97,433
Total Assets	$56,890,054	$55,316,097

Continued on following page.

See accompanying notes to unaudited interim consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets, continued:

	September 30,	December 31,
	2019	2018
	(Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities:
Line of credit, net of financing costs of $21,659 and $30,670 as of September 30, 2019 and December 31, 2018, respectively	$1,478,340	$1,469,330
Advance from related party	210,000	-
Accounts payable (related entity $1,563,705 as of September 30, 2019)	4,200,518	1,310,998
Accrued interest payable	705,384	959,927
Accrued expenses and liabilities	818,085	3,354,124
Deferred revenue	91,228	98,596
Customer deposits	44,792	7,683
Note Payable	100,000	-
Current portion of WV EDA Senior Secured Bonds payable	1,390,000	-
Long-term debt, current portion	5,863	9,165
Total Current Liabilities	9,044,210	7,209,823
Note payable	-	100,000
Junior note due to related party, net of unamortized discounts of $102,263 and $118,266 as of September 30, 2019 and December 31, 2018, respectively	942,214	926,211
Accrued interest (related party)	1,390,380	1,305,251
WV EDA Senior Secured Bonds payable, net of financing costs of $1,892,623 and $1,914,098 as of September 30, 2019 and December 31, 2018, respectively	29,717,377	31,085,902
Senior Secured Note, net of financing costs of $125,295 and $160,017 and unamortized discounts of $793,758 and $988,678, as of September 30, 2019 and December 31, 2018, respectively	4,080,947	3,851,305
Non-current lease liabilities	913,367	-
Long-term debt, net of current portion	9,262	12,806
Total Liabilities	46,097,757	44,491,298
Series A redeemable convertible preferred stock, 333,401 shares designated and issued, and 145,312 outstanding as of September 30, 2019 and December 31, 2018	726,553	816,553
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 3,179,120 and 3,159,120 designated as of September 30, 2019 and December 31, 2018, 1,922,603 issued and 856,181 outstanding as of September 30, 2019 and 1,903,753 issued and 1,155,333 outstanding as of December 31, 2018:
Series B Convertible preferred stock, 1,111,200 shares designated: 428,333 shares issued, no shares outstanding as of September 30, 2019 and December 31, 2018	-	-
Series C Convertible preferred stock, 1,000,000 shares designated, 427,500 shares issued and outstanding as of September 30, 2019 and December 31, 2018	3,050,142	3,050,142
Series D Convertible preferred stock, 20,000 shares designated: 18,850 shares issued and outstanding as of September 30, 2019 and no shares issued and outstanding as of December 31, 2018	1,505,262	-
Series E Convertible preferred stock, 714,519 shares designated: 714,519 shares issued, 264,519 and 564,519 outstanding as of September 30, 2019 and December 31, 2018	698,330	1,490,330
Common stock, $0.0001 par value, 50,000,000 shares authorized, 17,163,400 and 14,802,956 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1,717	1,480
Additional paid in capital	49,088,693	43,452,963
Accumulated deficit	(50,464,920)	(44,594,385)
Accumulated other comprehensive income	42,894	5,021
Stockholders’ equity attributable to Parent	3,922,118	3,405,551
Stockholders’ equity attributable to non-controlling interests	6,143,626	6,602,695
Total Stockholders’ Equity	10,065,744	10,008,246
Total Liabilities and Stockholders’ Equity	$56,890,054	$55,316,097

See accompanying notes to unaudited interim consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows used in operating activities:
Net loss	$(7,183,649)	$(12,713,891)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,350,780	354,383
Provision for bad debts	45,000	21,355
Share based employee compensation	741,188	485,244
Interest resulting from amortization of financing costs and discounts	333,782	1,318,895
Gain on sale of affiliate investment	(562,617)	-
Equity loss in affiliate	-	371,531
Interest resulting from warrants valued upon conversion of host debt instruments	-	6,424,970
Warrants modification	49,160	-
Loss resulting from abandonment of MBT site	346,654	-
Changes in operating assets and liabilities	(1,137,810)	(648,717)
Net cash used in operating activities	(6,017,512)	(4,386,230)

Cash flows used in investing activities:
Construction in-progress and purchases of equipment, fixtures and vehicles	(4,619,883)	(8,944)
Proceeds from sale of investment in affiliate	2,250,000	-
MBT facility development costs incurred	(59,013)	(328,718)
MBT facility development costs refunded	66,000	-
Net cash used in investing activities	(2,362,896)	(337,662)

Cash flows from financing activities:
Proceeds from common stock issuance, net of offering costs	3,035,557	-
Proceeds from issuance of senior secured credit facility and common stock	-	5,000,000
Repayment of line of credit facility	-	(2,463,736)
Proceeds from new line of credit facility	-	1,000,000
Exercise of employee stock options	-	61,976
Proceeds from the sale of Series D convertible preferred stock units	1,772,500	-
Financing costs incurred	(62,151)	(237,187)
Repayments of long-term debt	(6,846)	(6,629)
Proceeds from the subscription of Series B convertible preferred stock and warrants	-	1,125,000
Affiliate investment in subsidiary	1,400,000	-
Redemption of Series A preferred stock	-	(317,000)
Advance from related party, net	210,000	-
Net cash provided by financing activities	6,349,060	4,162,424
Effect of exchange rate on cash	12,721	44,759
Net change in cash (restricted and unrestricted)	(2,018,627)	(516,709)
Cash - beginning of period (restricted and unrestricted)	9,126,380	901,112
Cash - end of period (restricted and unrestricted)	$7,107,753	$384,403

Note 17 includes supplemental cash flow information, non-cash investing and financing activities and changes in operating assets and liabilities.

See accompanying notes to unaudited interim consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Statement of Stockholders’ Equity Attributable to Parent for the Nine Months Ended September 30, 2019:

	Preferred Stock		Common Stock		Additional Paid in	Accumulated Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Other Loss	Deficit	Total
Balance at January 1, 2019	992,019	$4,540,472	14,802,956	$1,480	$43,452,963	$5,021	$(44,594,385)	$3,405,551
Issuance of registered common shares, net of offering costs	-	-	1,877,666	188	3,035,369	-	-	3,035,557
Series D preferred stock issuance	18,850	1,505,262	-	-	267,238	-	-	1,772,500
Series E preferred stock conversion	(300,000)	(792,000)	300,000	30	791,970	-	-	-
Share-based employee and director compensation	-	-	-	-	741,188	-	-	741,188
Issuance of restricted stock	-	-	105,000	11	205,489	-	-	205,500
Series A preferred stock conversion into common shares	-	-	50,000	5	89,995	-	-	90,000
Warrant modification	-	-	-	-	49,160	-	-	49,160
Deemed dividend on down round feature	-	-	-	-	405,324	-	(405,324)	-
Preferred stock dividends	-	-	27,778	3	49,997	-	(140,631)	(90,631)
Net loss	-	-	-	-	-	-	(5,324,580)	(5,324,580)
Foreign currency translation adjustment	-	-	-	-	-	37,873	-	37,873

Balance at September 30, 2019	710,869	$5,253,734	17,163,400	$1,717	$49,088,693	$42,894	$(50,464,920)	$3,922,118

Statement of Stockholders’ Equity Attributable to Parent for the Three Months Ended September 30, 2019:

	Preferred Stock		Common Stock		Additional Paid in	Accumulated Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Other Loss	Deficit	Total
Balance at July 1, 2019	710,869	$5,268,734	15,207,956	$1,521	$45,249,263	$10,218	$(48,649,236)	$1,880,500
Issuance of registered common shares, net of offering costs	-	-	1,877,666	188	3,035,369	-	-	3,035,557
Series D preferred stock issuance costs	-	(15,000)	-	-	-	-	-	(15,000)
Share-based employee and director compensation	-	-	-	-	209,585	-	-	209,585
Series A preferred stock conversion into common shares	-	-	50,000	5	89,995	-	-	90,000
Preferred stock dividends	-	-	27,778	3	49,997	-	(103,887)	(53,887)
Warrant modification	-	-	-	-	49,160	-	-	49,160
Deemed dividend on down round feature	-	-	-	-	405,324	-	(405,324)	-
Net loss	-	-	-	-	-	-	(1,306,473)	(1,306,473)
Foreign currency translation adjustment	-	-	-	-	-	32,676	-	32,676

Balance at September 30, 2019	710,869	$5,253,734	17,163,400	$1,717	$49,088,693	$42,894	$(50,464,920)	$3,922,118

Statement of Stockholders’ Equity Attributable to Non-Controlling Interests in Consolidated Subsidiaries for the Nine Months Ended September 30, 2019:

	Non- Controlling	Accumulated
	Equity Interest	Deficit	Total
Balance at January 1, 2019	$6,679,585	$(76,890)	$6,602,695
Investment by non-controlling interest	1,400,000	-	1,400,000
Net loss	-	(1,859,069)	(1,859,069)

Balance at September 30, 2019	$8,079,585	$(1,935,959)	$6,143,626

Statement of Stockholders’ Equity Attributable to Non-Controlling Interests in Consolidated Subsidiaries for the Three Months Ended September 30, 2019:

	Non- Controlling	Accumulated
	Equity Interest	Deficit	Total
Balance at July 1, 2019	$8,079,585	$(1,207,622)	$6,871,963
Net loss	-	(728,337)	(728,337)

Balance at September 30, 2019	$8,079,585	$(1,935,959)	$6,143,626

Continued on following page.

See accompanying notes to unaudited interim consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited), continued:

Statement of Stockholders’ Equity Attributable to Parent for the Nine Months Ended September 30, 2018:

	Preferred Stock		Common Stock		Additional Paid in	Accumulated Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Other Loss	Deficit	Total
Balance at January 1, 2018	160,000	$699,332	9,598,208	$960	$17,752,990	$(38,590)	$(29,431,416)	$(11,016,724)
Issuance of Series B preferred stock	268,333	1,068,039	-	-	273,626	-	-	1,341,665
Issuance of Series C preferred stock	427,500	3,050,142	-	-	1,360,681	-	-	4,410,823
Common stock issued for acquisition of Gold Medal Group	-	-	500,000	50	2,249,950	-	-	2,250,000
Share-based employee and director compensation	-	-	-	-	485,244	-	-	485,244
Exercise of employee options	-	-	16,527	2	61,975	-	-	61,977
Share-based professional services compensation	-	-	96,179	10	125,323	-	-	125,333
Conversion of debt into common stock	-	-	3,304,140	330	9,090,045	-	-	9,090,375
Interest on converted debt in common stock	-	-	196,050	20	915,680	-	-	915,700
Conversion of Series B preferred stock into common stock	(428,333)	(1,767,371)	480,067	48	1,767,323	-	-	-
Conversion of Series A preferred stock into common stock	-	-	96,320	9	433,436	-	-	433,445
Common stock issued in connection with debt financings	-	-	320,000	32	1,212,089	-	-	1,212,121
Warrants valued in connection with debt conversions and amendments	-	-	23,243	2	6,424,968	-	-	6,424,970
Foreign currency translation adjustment	-	-	-	-	-	27,740	-	27,740
Preferred stock dividends	-	-	-	-	299,012	-	(365,970)	(66,958)
Net loss	-	-	-	-	-	-	(12,713,891)	(12,713,891)
Balance at September 30, 2018	427,500	$3,050,142	14,630,734	$1,463	$42,452,342	$(10,850)	$(42,511,277)	$2,981,820

Statement of Stockholders’ Equity Attributable to Parent for the Three Months Ended September 30, 2018:

	Preferred Stock		Common Stock		Additional Paid in	Accumulated Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Other Loss	Deficit	Total
Balance at July 1, 2018	427,500	$3,050,142	14,531,152	$1,453	$41,593,223	$(14,670)	$(40,383,356)	$4,246,792
Share-based employee and director compensation	-	-	-	-	330,331	-	-	330,331
Exercise of employee options	-	-	16,527	2	61,975	-	-	61,977
Share-based professional services compensation	-	-	31,179	3	125,330	-	-	125,333
Conversion of Series A preferred stock into common stock	-	-	51,876	5	233,440	-	-	233,445
Foreign currency translation adjustment	-	-	-	-	-	3,820	-	3,820
Preferred stock dividends	-	-	-	-	108,043	-	(130,794)	(22,751)
Net loss	-	-	-	-	-	-	(1,997,127)	(1,997,127)
Balance at September 30, 2018	427,500	$3,050,142	14,630,734	$1,463	$42,452,342	$(10,850)	$(42,511,277)	$2,981,820

See accompanying notes to unaudited interim consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2019 and 2018 and as of September 30, 2019 and December 31, 2018

Note 1. Basis of Presentation and Going Concern

Nature of Operations - BioHiTech Global, Inc. (the “Company” or “BioHiTech”) through its wholly-owned and its controlled subsidiaries offers cost-effective and technologically innovative advancements integrating technological, biological and mechanical engineering solutions for the control, reduction and / or reuse of organic and municipal waste.

As of September 30, 2019 and December 31, 2018, the Company’s active wholly-owned subsidiaries were BioHiTech America, LLC, BioHiTech Europe Limited, BHT Financial, LLC and E.N.A. Renewables LLC, and its controlled subsidiary was Refuel America LLC (60%) and its wholly-owned subsidiaries Apple Valley Waste Technologies Buyer, Inc., Apple Valley Waste Technologies, LLC, New Windsor Resource Recovery LLC and Rensselaer Resource Recovery LLC and its controlled subsidiary Entsorga West Virginia LLC (88.7% as of September 30, 2019).

As of September 30, 2018, the Company’s active wholly-owned subsidiaries were BioHiTech America, LLC, BioHiTech Europe Limited, BHT Financial, LLC and E.N.A. Renewables LLC, and New Windsor Resource Recovery LLC.

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

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2018, which contains the audited financial statements and notes thereto, for the years ended December 31, 2018 and 2017 included within the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 1, 2019. The financial information as of December 31, 2018 presented hereto is derived from the audited consolidated financial statements presented in the Company’s audited consolidated financial statements for the year ended December 31, 2018. The interim results for the three and nine months ended September 30, 2019 is not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

Reclassifications to certain prior period amounts have been made to conform to current period presentation. These reclassifications have no effect on previously reported net loss.

Going Concern and Liquidity - For the nine months September 30, 2019, the Company had a consolidated net loss of $7,183,649, incurred a consolidated loss from operations of $5,462,215 and used net cash in consolidated operating activities of $6,017,512. At September 30, 2019, consolidated total stockholders’ equity amounted to $10,065,744, consolidated stockholders’ equity attributable to parent amounted to $3,922,118 and the Company had a consolidated working capital deficit of $2,362,974. The Company does not yet have a history of financial profitability. Historically, the principal source of liquidity has been the issuance of debt and equity securities. Presently, the Company does not have firm commitments to fund its future operational and strategic plans. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2019 and 2018 and as of September 30, 2019 and December 31, 2018

The Company is presently in the process of raising additional debt for general operations and to support its leasing activities. The Company may also raise capital through its Registration Statement on Form S-3 declared effective on July 11, 2018, by the Securities and Exchange Commission (the “Shelf Registration”) for investment in several strategic initiatives. The Shelf Registration was utilized during September 2019 to raise net proceeds of $3,035,557 through a confidentially marketed public offering of common shares. There is no assurance that the Company will be able to raise sufficient capital or debt to sustain operations or to pursue other strategic initiatives or that such financing will be on terms that are favorable to the Company.

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

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2019 and 2018 and as of September 30, 2019 and December 31, 2018

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

HEBioT Facility — High Efficiency Biological Treatment (“HEBioT”) facility was under construction through March 31, 2019 and includes all costs incurred to bring an asset to the condition and location necessary for its intended use, with some continuing finalizations and adjustments. Included in the capitalized costs are construction, legal, leasehold improvements, and interest. Since April 1, 2019, these costs have been depreciated based on estimated lives ranging from 10 to 35 years.

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

Investments in Unconsolidated Entities —The Company has utilized the equity method of accounting for investments in companies if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee. The Company’s proportionate share of net income or loss is included in the Company’s consolidated operations as earning or loss from unconsolidated equity basis investments. In circumstances where the Company does not have the ability to exercise significant influence or control over the operating and financial policies of the investee, the investment is carried at cost, less impairment, adjusted for subsequent changes to estimated fair value up to the original cost. As of September 30, 2019, the Company had no investments in unconsolidated investments as a result of its July 3, 3019 sale of its investment in Gold Medal Group, LLC (“GMG”), which was comprised of 2,250,000 GMG Investment Preferred Units and 2,250,000 Class A Common Units, to Gold Medal Equity, LLC (“GME”), the parent entity to GMG for total compensation of $2,250,000. As of July 3, 2019 these investments were carried by the Company with an adjusted cost of $1,687,383 resulting in a gain of $562,617 on July 3, 2019, which was recorded as gain on sale of affiliate investment in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2019 and 2018 and as of September 30, 2019 and December 31, 2018

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

During the three months ended September 30, 2019, the Company incurred a cumulative change in ownership of greater than 50% under Internal Revenue Code Section 382. The effect of this cumulative change in ownership will greatly reduce the availability of net operating loss carryforwards. As of December 31, 2018 and at the time of the cumulative change, all of the Company’s deferred tax assets related to the availability of net operating loss carryforwards had been reserved 100%.

Loss per Share — The Company computes basic loss per share using the weighted-average number of shares of common stock outstanding and diluted loss per share, while the diluted loss per share also includes the effects of dilutive instruments using the “treasury method.” Dividends attributable to preferred stock, whether declared or accrued, and deemed dividends on down round feature are deducted from income attributable to common shareholders for purposes of earnings per share.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Pro forma revenue	$1,426,775	$1,088,082	$3,212,689	$2,642,946
Pro forma net loss	(1,306,473)	(2,243,309)	(7,183,649)	(13,310,199)
Proforma earnings per share – basic and diluted	(0.13)	(0.16)	(0.41)	(1.02)

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2019 and 2018 and as of September 30, 2019 and December 31, 2018

Note 4. Accounts Receivable, net

Accounts receivable consists of the following:

	September 30,	December 31,
	2019	2018
Accounts receivable	$1,675,040	$513,336
Less: allowance for doubtful accounts receivable	(155,039)	(110,038)
	$1,520,001	$403,298

Note 5. Inventory

Inventory, comprised of finished goods and parts or assemblies, consist of the following:

	September 30,	December 31,
	2019	2018
Equipment	$156,419	$169,540
Parts and assemblies	272,779	330,308
	$429,198	$499,848

Note 6. Equipment on Operating Leases, net

Equipment on operating leases consist of the following:

	September 30,	December 31,
	2019	2018
Leased equipment	$3,117,960	$3,054,097
Less: accumulated depreciation	(1,440,846)	(1,305,210)
	$1,677,114	$1,748,887

During the three months ended September 30, 2019 and 2018, depreciation expense on leased equipment amounted to $110,795 and $94,967, respectively. During the nine months ended September 30, 2019 and 2018, depreciation expense on leased equipment amounted to $316,061 and $267,229, respectively.

The Company is a lessor of digester units under non-cancellable operating lease agreements expiring through May 2025. These leases generally have terms of three to five years and do not contain stated extension periods or options for the lessee to purchase the underlying assets. At the end of the leases, the lessee may enter into a new lease or return the asset, which would be available to the Company for releasing. During the three months ended September 30, 2019 and 2018, revenue under the agreements, which is included in rental, service and maintenance revenue, amounted to $369,437 and $299,537, respectively. During the nine months ended September 30, 2019 and 2018, revenue under the agreements, which is included in rental, service and maintenance revenue, amounted to $1,061,289 and $852,675, respectively.

The minimum future estimated contractual payments to be received under these leases as of September 30, 2019 is as follows:

Year ending December 31,
2019 (remaining)	$382,069
2020	1,259,264
2021	920,137
2022	644,860
2023 and thereafter	468,856
Total minimum future lease income as of September 30, 2019	$3,675,186

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2019 and 2018 and as of September 30, 2019 and December 31, 2018

Note 7. HEBioT Facility

The Company’s HEBioT facility in Martinsburg, West Virginia accepted its first test loads of solid municipal waste on March 29, 2019 to commence commissioning and equipment calibration. The Company capitalizes all costs incurred to bring an asset to the condition and location necessary for its intended use. Included in the capitalized costs are construction, specialized equipment, legal, leasehold improvements, and interest. Capitalized interest relates to the State of West Virginia Revenue Bonds and amounted to $618,706 for the three months ended March 31, 2019. The facility, while continuing commissioning and some continuing construction, was placed in service on April 1, 2019. Depreciation expense amounted to $458,968 for the three months ended September 30, 2019 and to $917,937 for the nine months ended September 30, 2019 based on estimated lives ranging from 10 to 35 years.

Note 8. MBT Facility Development and License Costs

MBT Facility Development and License Costs consist of the following:

	September 30,	December 31,
	2019	2018
MBT Projects
New Windsor, New York:
Land acquisition	$-	$66,000
Legal	-	46,030
Survey and engineering	-	300,624
	-	412,654
Rensselaer, New York:
Survey and engineering	212,567	153,554
Total MBT projects	212,567	566,208

Technology Licenses
Future site	6,019,200	6,019,200
Martinsburg, West Virginia, net of $63,000 of amortization as of September 30, 2019	1,827,000	1,890,000
Total Technology Licenses	7,846,200	7,909,200
Total MBT Facility Development and License Costs	$8,058,767	$8,475,408

 MBT Facility Development Costs

New Windsor, New York

As of December 31, 2018, the Company was pursuing local and state permits, and other approvals required to continue development of the project. During the three months ended March 31, 2019, the Company elected to rescind an agreement for the purchase of real property with the Town of New Windsor in exchange for a return of the $66,000 paid by the Company under the rescinded contract and to relocate the project. While the Company is presently investigating several other sites for the project, as a result of abandoning the initial site, the Company has reflected an impairment expense of $346,654 relating to the site during the nine months ended September 30, 2019 in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

Rensselaer, New York

During 2018, the Company commenced initial development of a project in Rensselaer, NY. As of September 30, 2019, the Company has received local permits and has filed the required state permit applications, which are undergoing review by the New York State Department of Environmental Conservation.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2019 and 2018 and as of September 30, 2019 and December 31, 2018

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

The royalty payment for the license amounted to $6,019,200. This Technology License Agreement can be utilized at a future project and will be amortized once the facility is in operation.

Technology License Agreement – Martinsburg, West Virginia

In connection with the acquisition accounting applied to Entsorga West Virginia acquisition consummated on December 14, 2018, the facility License Agreement was valued at $1,890,000. During the three and nine months ending September 30, 2019 amortization expense amounted to $31,500 and $63,000, respectively, based on an estimated fifteen year life.

Note 9. Risk Concentrations

The Company operates as a single segment on a worldwide basis through its subsidiaries, resellers and independent sales agents. Gross revenues and net non-current tangible assets on a domestic and international basis are as follows:

	United States	International	Total
2019:
Revenue, for the nine months ended September 30, 2019	$2,877,157	$335,532	$3,212,689
Revenue, for the three months ended September 30, 2019	1,333,878	92,897	1,426,775
Non-current tangible assets, as of September 30, 2019	40,802,758	259,449	41,062,207

2018:
Revenue, for the nine months ended September 30, 2018	$2,333,242	$309,704	$2,642,946
Revenue, for the three months ended September 30, 2018	939,503	148,579	1,088,082
Non-current tangible assets, as of December 31, 2018	34,630,978	284,444	34,915,422

Credit risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institutions. At times, the Company’s cash may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) in the USA and the Financial Conduct Authority (“FCA”) in the UK insurance limits. Through September 30, 2019, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Major customers — During the three months ended September 30, 2019, one customer represented at least 10% of revenues, accounting for 58.9% (Gold Medal Group, LLC, an affiliated entity, “GMG”) of revenues. During the three months ended September 30, 2018, two customers represented at least 10% of revenues, accounting for 31.3% (GMG) and 10.1% of revenues. During the nine months ended September 30, 2019, one customer represented at least 10% of revenues, 49.2% (GMG) of revenues. During the nine months ended September 30, 2018, one customer represented at least 10% of revenues, 38.0% (GMG) of revenues.

As of September 30, 2019, one customer represented at least 10% of accounts receivable, accounting for 59.6% (GMG) of accounts receivable. As of December 31, 2018, one customer represented at least 10% of accounts receivable, accounting for 32.8% (GMG) of accounts receivable.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2019 and 2018 and as of September 30, 2019 and December 31, 2018

Vendor concentration — During the three months ended September 30, 2019, two vendors represented at least 10% of costs of revenue, accounting for 21.5% (GMG) and 16.3% (a 1.2% shareholder). During the nine months ended September 30, 2019, two vendors represented at least 10% of costs of revenue, accounting for 11.9% (GMG) and 16.3% (a 1.2% shareholder). During the three months ended September 30, 2018, one vendor represented at least 10% of costs of revenue, accounting for 18.9% (a 1.2% shareholder). During the nine months ended September 30, 2018, two vendors represented at least 10% of costs of revenue, accounting for 28.7% (a 1.2% shareholder) and 12.1%.

As of September 30, 2019, excluding construction payables and other professional fees, one vendor represented at least 10% of accounts payable accounting for 37.2% (GMG) of accounts payable. As of December 31, 2018, one vendor represented at least 10% of accounts payable, accounting for 12.0% (a 1.4% shareholder) of accounts payable.

Affiliate relationship — GMG owns a 40% interest in Refuel America, LLC, a consolidated subsidiary of the Company. GMG’s subsidiaries, which are not consolidated in the Company’s financial statements have several business relationships with the Company and its subsidiaries that result in revenues and expenses noted above. See Note 16. Related Party Transactions.

Note 10. Line of Credit, Notes Payable, Advances, Promissory Note and Long-Term Debt

Notes, lines, advances and long-term debts are comprised of the following:

	September 30, 2019		December 31, 2018
	Total	Related Party	Total	Related Party
Line of credit	$1,478,340	$-	$1,469,330	$-
Senior secured promissory note	4,080,947	-	3,851,305	-
Junior promissory note	942,214	942,214	926,211	926,211
Note payable	100,000	-	100,000	-
Advance from related party	210,000	210,000	-	-
Long term debt - current and long-term portion	15,125	-	21,971	-

Line of Credit — On February 2, 2018, the Company’s subsidiary, BHT Financial, LLC (“BHTF”) entered into a new Credit Agreement (the “Credit Agreement”) and a Master Revolving Note (the “Note”) with Comerica that provides for a facility of up to $1,000,000, secured by the assets of BHTF. The Credit Agreement and Note were amended on November 9, 2018 to increase the facility to $1,500,000. The Note does not have any financial covenants, carries interest at the rate of 3%, plus either the Comerica prime rate or a LIBOR-based rate, (5.68% and 6.52% as of September 30, 2019 and December 31, 2018, respectively) and matures on January 1, 2020. The line of credit is secured by the assets of BHTF and is personally guaranteed by the Company’s Chief Executive Officer, Frank E. Celli and James C. Chambers, a director.

As of September 30, 2019, the $1,500,000 balance outstanding is presented net of $30,445 in issuance costs associated with the financing, net of $8,785 in amortization. As December 31, 2018, the $1,500,000 balance outstanding is presented net of $34,945 in issuance costs associated with the financing, net of $4,275 in amortization, respectively, calculated on the effective interest method, which is included in interest expense in the accompanying consolidated statements of operations and comprehensive loss.

Michaelson Senior Secured Term Promissory Financing – On February 2, 2018, the Company and several of the Company’s wholly-owned subsidiaries entered into and consummated a Note Purchase and Security Agreement (the “Purchase Agreement”) with Michaelson Capital Special Finance Fund II, L.P. (“ MCSFF ”) to issue a senior secured term promissory note in the principal amount of $5,000,000 (the “Note”). The Note is not convertible and accrues interest at the rate of 10.25% per annum. The Note provides for certain financial covenants that were not met as of September 30, 2019 and December 31, 2018 and a waiver of such was granted by MCSFF. The Note is to be repaid in eight, equal, quarterly installments of $625,000 commencing on May 15, 2021 and ending February 2, 2023 (the “Maturity Date”). Additionally, the Note is secured by a general security interest in all of the Company’s assets as well all of the assets of the Company’s subsidiaries, excluding those of Entsorga West Virginia LLC which is subject to superior security interests relating to the Entsorga West Virginia LLC WVEDA bonds. Further, the Company’s Chief Executive Officer, guaranteed a portion of the Registrant’s obligations to MCSFF. In connection with the issuance of the Note, the Company issued MCSFF 320,000 shares of the Registrant’s common stock, par value $0.0001 per share. As of September 30, 2019 and December 31, 2018, the carrying balance of the Note is comprised of $5,000,000 face value, less $1,212,121 allocated to the common stock issued based upon the market value on the date issued, less associated amortization of $418,363 and $223,443, respectively, on the stock discount, less deferred financing costs of $211,187, less $85,892 and $51,170, respectively, of associated deferred financing cost amortization. All amortization is computed on the effective interest method and included in interest expense in the accompanying consolidated statements of operations and comprehensive loss.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2019 and 2018 and as of September 30, 2019 and December 31, 2018

Junior Promissory Note – On February 2, 2018, the Company entered into a Securities Exchange and Note Purchase Agreement (the “Exchange Agreement”) with Frank E. Celli, the Company’s Chief Executive Officer, whereby Celli exchanged $4,500,000 in a note receivable from the Company and $544,777 in advances made to the Company for $4,000,000 of the Registrant’s Series C Convertible Preferred Stock, par value $0.0001 (the “Series C Preferred Stock”) and a junior promissory note (the “Junior Note”) amounting to $1,044,477, which is carried net of discounts amounting to $135,823, less associated amortization of $33,560 and $17,557 as of September 30, 2019 and December 31, 2018, respectively. The Junior Note, which is subordinated to the senior secured note, is not convertible, accrues interest at the rate of 10.25% per annum and matures on February 2, 2024.

Note Payable — As of September 30, 2019 and December 31, 2018, the note, with interest at 10%, had a remaining balance outstanding of $100,000 and matures on January 1, 2020.

Long Term Debt — Represents two loans collateralized by vehicles with interest ranging from 1.9% to 4.99%, each with amortizing principal payment requirements through 2020 and 2022, respectively.

Maturities of Senior Secured, Junior Promissory, Notes Payable and Long Term Debt— as of September 30, 2019, excluding discounts and deferred finance costs, which are being amortized as interest expense, are as follow:

Year Ending December 31,	Amortizing	Non- Amortizing	Total
2019 (remaining)	$2,319	$-	$2,319
2020	4,605	100,000	104,605
2021	4,380	1,875,000	1,879,380
2022	3,821	2,500,000	2,503,821
2023 and thereafter	-	1,669,477	1,669,477
Total	$15,125	$6,144,477	$6,159,602

Note 11. Entsorga West Virginia, LLC WVEDA Solid Waste Disposal Revenue Bonds

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

The outstanding balance of the WVEDA Bonds as of September 30, 2019 and December 31, 2018 is $33,000,000, which is presented net of unamortized debt issuance costs amounting to $2,207,759 and $2,145,608, less associated amortization of $315,136 and $231,510, respectively, which includes amortization prior to the Company’s control acquisition in 2018.

The loan agreement and indenture of trust place restrictions on the Borrower and its members regarding additional encumbrances on the property, disposition of the property, and limitations on equity distributions. The loan agreement also provides for financial covenants, which became effective on September 30, 2019. As of September 30, 2019 the Company was not in compliance with all of the financial covenants and has entered into a forbearance agreement with the bond trustee that provides they will not accelerate the repayment of the bonds due to the financial covenant default through October 1, 2020.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2019 and 2018 and as of September 30, 2019 and December 31, 2018

The future sinking fund payments by the Borrower as of September 30, 2019 are as follow:

Year Ending December 31,	2016 Issue 2026 Series	2016 Issue 2036 Series	2018 Issue 2036 Series	Total
2019 (remaining)	$-	$-	$-	$-
2020	1,160,000	-	230,000	1,390,000
2021	1,215,000	-	255,000	1,470,000
2022	900,000	-	275,000	1,175,000
2023 and thereafter	4,260,000	17,465,000	7,240,000	28,965,000
Total	$7,535,000	$17,465,000	$8,000,000	$33,000,000

In connection with the November 1, 2018 amendment and restatement of the WVEDA Bonds, Comerica Bank issued a standby letter of credit in the amount of $1,250,000 (the “SbyLoC”) for the benefit of the WVEDA Bond trustee that is collateralized by the Company’s cash. The SbyLoC expires on December 31, 2019 and is drawable should the Company have an unfavorable result in the complaint file by Lemartec Corporation further disclosed in Note 14.

Note 12. Equity and Equity Transactions

The Company has 50,000,000 shares of its $0.0001 par common stock and 10,000,000 shares of blank check preferred stock authorized by its shareholders. As of September 30, 2019 and December 31, 2018, 17,163,400 and 14,802,956 shares of common stock have been issued; and 3,179,120 and 3,159,120 shares, respectively, of preferred stock have been designated in five series of shares, which have a total of $1,018,375 in accumulated, but undeclared preferential dividends as of September 30, 2019, as follows:

	Designated	Par	Stated	Shares Outstanding
Designation	Shares	Value	Value	September 30, 2019	December 31, 2018
Series A Convertible Preferred Stock	333,401	$0.0001	$5.00	145,312	163,312
Series B Convertible Preferred Stock	1,111,200	0.0001	$5.00	-	-
Series C Convertible Preferred Stock	1,000,000	0.0001	$10.00	427,500	427,500
Series D Convertible Preferred Stock	20,000	0.0001	$100.00	18,850	-
Series E Convertible Preferred Stock	714,519	0.0001	$2.64	264,519	564,519

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

On September 9, 2019 the Company issued 1,877,666 registered shares of its $0.0001 par common stock through its Registration Statement on Form S-3 declared effective on July 11, 2018, by the Securities and Exchange Commission. The shares were offered through a confidentially marketed public offering and were sold at a per share price of $1.80 per share. The gross proceeds of the offering amounted to $3,379,799, which net of placement fees of $195,461, legal fees of $135,359, regulatory filing fees of $8,000 and $5,422 of other costs resulted in net proceeds to the Company of $3,035,557. In connection with the placement agent fees, the Company issued warrants for 56,330 shares, exercisable between March 11, 2020 and September 10, 2019 at an exercise price of $2.25 per warrant share.

On September 9, 2019 the holder of Series A Preferred stock converted 18,000 shares of Series A preferred stock for 50,000 shares of the Company’s $0.0001 par common stock.

On September 26, 2019 the Company paid $50,000 of Series A preferred stock accrued dividend through the issuance of 27,778 shares of the Company’s $0.0001 par common stock.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2019 and 2018 and as of September 30, 2019 and December 31, 2018

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

The Company received subscriptions and investments totaling $1,885,000 through June 20, 2019, which were issued 18,850 shares of Sr D CPS.  In addition to the Sr. D CPS, each holder received warrants to acquire 50% of the shares that the Sr. D CPS is convertible into with an exercise price of $3.50 per share and an expiration on the fifth year anniversary. A total of 269,296 five-year warrants with an exercise price of $3.50 were issued to the Sr. D CPS holders that were valued utilizing the Black-Scholes modelling technique utilizing stock prices ranging from $1.88 to $2.70, a standard deviation (volatility) ranging from 44.55% to 46.38% and a risk-free rate interest rate ranging from 1.74% to 2.56% based on the date of the investment. The model includes subjective input assumptions that can materially affect the fair value estimates. The allocated fair value of the warrants amounting to $190,299 has been reflected in additional paid in capital. In connection with the offering and issuance of the Sr D CPS, the holder of the Series A convertible preferred stock was issued 116,651 warrants in the form issued to the Sr D CPS holders. These warrants, which were reflected as a cost of issuing the Sr D CPS, were valued utilizing the Black-Scholes modelling technique utilizing a stock price of $2.25, a standard deviation (volatility) of 46.23% and a risk-free interest rate of 1.89% on the date of issuance.

Warrants – In connection with the issuance of convertible debt, preferred and common stock and in connection with services provided, the Company has the 4,674,261 warrants to acquire the Company’s common stock outstanding as of September 30, 2019, as follows:

Expiring During the Year Ending December 31,	Warrant Shares	Exercise Price per Share	Weighted Average Price per Share
2020	22,860	$3.50	$3.50
2021	1,768,516	$1.80 to $3.30	$3.25
2022	1,699,861	$1.80 to $5.00	$2.60
2023	740,749	$1.80	$1.80
2024	385,945	$1.80	$1.80
2025	56,330	$2.25	$2.25

The following table summarizes the outstanding warrant activity through September 30, 2019:

Outstanding, January 1, 2019	4,201,736
Issued	442,275
Issued as a result of common stock offering at $1.80 per share	30,250
Exercised	-
Expired	-
Outstanding, September 30, 2019	4,674,261

In connection with the confidentially marketed public offering that closed on September 9, 2019 at a price per common share of $1.80, 70 warrants representing the right to acquire 1,992,325 shares with down-deal exercise price features were re-priced to an exercise price of $1.80. In connection with the modification the value of the warrants was recalculated based upon the value immediately prior to the modification and immediately after the modification. In connection therewith the Company utilized Black Scholes valuation models utilizing volatility of 50.56% and a risk free rate of 1.51% together with the contractual remaining terms of each warrant. This revaluation increased the value of the warrants by $405,324, which has been reflected as an increase in accumulated deficit and additional paid in capital. In accordance with Accounting Standards Update No. 2017-11, this increased valuation is not charged to the consolidated statement of operations and comprehensive loss however, it is included as an adjustment to net loss attributable to parent in arriving at net loss per common share – basic and diluted.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2019 and 2018 and as of September 30, 2019 and December 31, 2018

Also in connection with the confidentially marketed public offering that closed on September 9, 2019, the holder of the Series A preferred stock had the option to require that the Company redeem shares of Series A preferred stock up to an amount representing 50% of the offering. In connection therewith, the holder agreed to not require the redemption in exchange for an extension of one year to the warrants originally issued in connection with the Series A preferred stock; all other contractual terms of the Series A preferred stock remained unchanged. Utilizing the same Black Scholes valuation model variables as utilized in connection with the down deal, above, the change in valuation amounted to $49,160. As the redemption features remained unchanged, the Series A preferred stock continues to be accounted for as temporary equity, which require that the modification be charged to the consolidated statement of operations and comprehensive loss.

Note 13. Equity Incentive Plans

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

2017 Executive Incentive Plan — During 2017, the shareholders approved the 2017 Executive Incentive Plan, which is available to eligible employees, directors, consultants and advisors of the Company and its affiliates. The plan allows for the granting of incentive stock options, nonqualified stock options, reload options, stock appreciation rights, and restricted stock representing up to 1,000,000 shares. The Plan is administered by the Compensation Committee of the Board of Directors.

Compensation expense related to stock options and restricted stock was:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Stock options	$31,323	$68,264	$104,075	$115,530
Restricted stock	178,262	262,064	637,113	369,714
Total	$209,585	$330,328	$741,188	$485,244

Compensation expense related to stock options and restricted stock was reflected in the following captions within operating expenses in the condensed consolidated statements of operations and comprehensive loss:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Rental, service and maintenance	$3,353	$8,406	$12,426	$17,075
Selling, general and administrative	206,232	321,922	728,762	468,169
Total	$209,585	$330,328	$741,188	$485,244

There were no grants of options or restricted stock during the three and nine months ended September 30, 2019.

Unvested restricted stock activity was:

Balance, January 1, 2019	742,741
Grants	-
Forfeited	(40,120)
Vested	(295,053)
Balance, September 30, 2019	407,568

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2019 and 2018 and as of September 30, 2019 and December 31, 2018

Note 14. Commitments and Contingencies

From time to time, the Company is involved in legal matters arising in the ordinary course of business, during the nine months ended September 30, 2019 the Company was involved in the following matters.

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

The Company rents its headquarters and attached warehousing space from a related party (see Note 16) and has a land lease relating to the Martinsburg, WV HEBioT facility under operating leases. The HEBioT facility land lease has an initial term of 30 years, plus four 5-year extensions. For purposes of our determination of lease liabilities, extensions were not included. As the leases do not provide an implicit rate, the Company used incremental borrowing rates in determining the present value of lease payments. For the HEBioT facility land lease a rate of 11% was utilized and a rate of 10.25% was used on the other leases. The current portion of the lease liabilities of $169,575 is included in accrued expenses and liabilities. Total lease costs under operating leases amounted to $55,356 and $37,874 for the three months, and $166,067 and $108,182 for the nine months ended September 30, 2019 and 2018, respectively. Maturities of lease liabilities under these leases, which have a weighted average remaining term of 25.1 years, as of September 30, 2019 is:

Year Ending December 31,
2019 (remaining)	$51,406
2020	146,926
2021	109,000
2022	113,000
2023 and thereafter	3,093,750
Total lease payments	3,514,082
Less imputed interest	(2,431,140)
Present value of lease liabilities	$1,082,942

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2019 and 2018 and as of September 30, 2019 and December 31, 2018

During the nine months ended September 30, 2019, the Company recognized operating lease right of use assets in exchange for lease liabilities amounting to $1,045,755 and had operating cash flows for operating leases amounting to $51,406 and $143,597 for the three and nine months ended September 30, 2019, respectively.

Note 16. Related Party Transactions

Related parties include Directors, Senior Management Officers, and shareholders, plus their immediate family, who own a 5% or greater ownership interest at the time of a transaction. Related parties also include GMG and its subsidiaries.

As of September 30, 2019, GMG is controlled by several private equity funds managed by Kinderhook Industries. The Company initially invested in GMG on January 25, 2018. On July 3, 2019 the Company sold its ownership interests in GMG to an entity controlled by Kinderhook Industries. As discussed in Note 3, on December 14, 2018 the Company formed a new consolidated subsidiary, Refuel America, LLC (“Refuel”) into which the Company contributed specified assets, including its ownership interest in Entsorga West Virginia, LLC (“EWV”) and other HEBioT development assets. In exchange for a 40%, but non-controlling interest in Refuel, GMG contributed its ownership interests in EWV and $3,500,000 in cash. During the nine months ended September 30, 2019, GMG made an additional capital contribution into Refuel. In connection with GMG’s additional investment, the Company made an additional $2,100,000 investment in Refuel.

During 2018 GMG acquired as regional waste management entity, Apple Valley Waste (“AVW”), with operations located in West Virginia, Maryland and Pennsylvania. As part of this acquisition, GMG also acquired its interests in EWV that were contributed to Refuel. Prior to GMG’s acquisition of AVW and the Company’s investments and control acquisition of EWV, in order for EWV to receive the proceeds from the Entsorga West Virginia, LLC WVEDA Solid Waste Disposal Revenue Bonds (Note 11), EWV and AWV had entered into several agreements.

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

		September 30,	December 31,
		2019	2018
Assets:
Accounts receivable	(a) (b) (c)	$915,171	$168,588
Intangible assets, net, included in other assets	(d)	45,449	83,933
Liabilities:
Accounts payable	(d) (e) (f) (g)	1,563,705	160,761
Accrued interest payable		61,632	46,796
Long term accrued interest	(h)	1,390,380	1,305,251
Advance from related party	(i)	210,000	-
Junior promissory note	(h)	942,214	926,211
Other:
Line of credit guarantee	(j)	1,478,340	1,469,330

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2019 and 2018 and as of September 30, 2019 and December 31, 2018

The table below presents direct related party expenses or transactions for the three and nine months ended September 30, 2019 and 2018. Compensation and related costs for employees of the Company are excluded from the table below.

		Three months ended September 30,		Nine months ended September 30,
		2019	2018	2019	2018
Management advisory and other fees	(a) (b)	$250,000	$360,393	$750,000	$794,718
HEBioT revenue	(c)	590,262	-	831,274	-
Operating expenses - HEBioT	(e)	210,709	-	354,733	-
Operating expenses – Rental Expenses	(f)	24,537	30,784	73,611	78,564
Operating expenses - Selling, general and administrative	(d) (g)	110,650	50,000	258,050	150,000
Interest expense		76,611	57,890	194,266	262,089
Debt guarantee fees	(j)	16,875	31,250	50,625	52,083
Cost of revenue, inventory or equipment on operating leases acquired	(d)	-	2,720	-	14,525

(a)	Management Advisory Fees - The Company provides management advisory services to Gold Medal Holdings, Inc., a subsidiary of GMG.

(b)	Project Fees – In addition to Management Advisory Fees, the Company also has provided to GMG subsidiaries non-management advisory services related to projects relating to technology and operations.

(c)	HEBioT Disposal Revenues – Entsorga West Virginia, LLC has a series of agreements with GMG subsidiaries entities that provide for specified fees for each ton of municipal waste delivered to the HEBioT facility.

(d)	Distribution Agreement - BioHiTech has an exclusive license and distribution agreement (the “License Agreement”) with BioHiTech International, Inc., a company owned by James Koh, a BioHiTech shareholder and other unrelated parties. The License Agreement provides distribution rights to the Eco-Safe Digester through December 31, 2023 (unless extended by mutual agreement) and for annual payments to Mr. Koh in the amount of $200,000 for the term of the License Agreement. Effective October 17, 2018, the agreement was amended to reduce the annual payments to $75,000 and to remove several international locations that the Company does not actively market.

(e)	Disposal costs – A GMG subsidiary has provided logistics and disposal of non-recovered municipal solid waste to the HEBioT facility.

(f)	Facility Lease - The Company leases its corporate headquarters and warehouse space from BioHiTech Realty LLC, a company owned by two stockholders of the Company, one of whom is the Chief Executive Officer. The lease expires in 2020, with a renewal option for an additional five-year period. Minimum lease payments as of September 30, 2019 under these operating leases total $67,082, with $25,156 due in 2019 and $41,926 due in 2020.

(g)	Business Services Fees – A GMG subsidiary provides certain general management and administrative support to the HEBioT facility.

(h)	Junior Promissory Note – See Note 10.

(i)	Advance from Related Party - The Company’s Chief Executive Officer (the “Officer”) on occasion advances the Company funds for operating and capital purposes. The advances bear interest at 13% and are unsecured and due on demand. There are no financial covenants related to this advance and there are no formal commitments to extend any further advances.

(j)	Line of Credit - Under the terms of the line of credit, several related parties have personally guaranteed the line and are contingently liable should the Company not meet its obligations under the line. In connection with the line of credit, the Chief Executive Officer and a Director have provided a guarantee of the line of credit in exchange for a fee representing 4.5% of the debt.

(k)	Consulting Revenue - The Company provided environmental and project consulting to Entsorga West Virginia LLC, an entity that the Company accounted for as an equity investment from March 2017 through December 14, 2018, the date of its control acquisition.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2019 and 2018 and as of September 30, 2019 and December 31, 2018

Note 17. Supplemental Consolidated Statement of Cash Flows Information

Changes in non-cash operating assets and liabilities, as well as other supplemental cash flow disclosures, are as follows.

	Nine Months Ended September 30,
	2019	2018
Changes in operating assets and liabilities:
Accounts receivable	$(1,335,024)	$(90,884)
Inventory	(181,979)	(905,043)
Prepaid expenses and other assets	(3,300)	(14,216)
Accounts payable	3,111,285	336,315
Accrued interest payable	(260,046)	377,709
Accrued expenses	(2,504,724)	(350,867)
Deferred revenue	(1,131)	15,206
Customer deposits	37,109	(16,937)
Net change in operating assets and liabilities	$(1,137,810)	$(648,717)

Supplementary cash flow information:
Cash paid during the periods for:
Interest	$2,625,018	$378,431
Income taxes	-	-

	Nine Months Ended September 30,
	2019	2018
Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Transfer of inventory to leased equipment	$259,449	$437,223
Common stock issued in settlement of accrued interest	-	915,700
Common stock issued in acquisition of Gold Medal Group, LLC	-	2,250,000
Conversion of notes into common stock	-	9,090,375
Conversion of Series B preferred stock into common stock	-	1,767,371
In-Kind payments by investors for common and preferred stock	-	341,998
Conversion of Series A preferred stock into common stock	90,000	433,445
Exchange of related party notes payable and advances for Series C preferred stock, warrants and notes payable	-	5,319,777
Accrual of Series A preferred stock dividends	140,631	66,958
Payment of Series A preferred stock dividends in common stock	50,000	-

Reconciliation of Cash and Restricted Cash:
Cash	$3,434,089	$384,403
Restricted cash (short term)	1,128,716	-
Restricted cash (non-current)	2,544,948	-
Total cash and restricted cash at the end of the period	$7,107,753	$384,403

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2019 and 2018 and as of September 30, 2019 and December 31, 2018

Note 18. Recent Accounting Standards

During the nine months ended September 30, 2019, the Company adopted the following recent accounting standards:

In February 2016, the FASB issued new lease accounting guidance (ASU No. 2016-02, Leases), which has subsequently been amended by ASU No. 2018-11, Leases in July 2018. Under the new guidance, at the commencement date, lessees will be required to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is not applicable for leases with a term of 12 months or less. Lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. ASU 2018-11 provides that under certain instances lessors may not be required to separate the components of the contracts. As a lessor of digester equipment under operating leases, the new guidance did not have a material impact on the financial statements. As a lessee under operating leases the adoption did not have a material impact on our financial statements, resulting in an increase of 2% to each of our total assets and total liabilities on our balance sheet, and had an immaterial impact to retained earnings as of the beginning of 2019. See Note 15.

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842, Codification Improvements), which removed the requirement for an entity to disclose in the interim periods after adoption, the effect of the change on income from continuing operations, net income, any other affected financial statement line item, or per share amount. For lessors, the new leasing standard requires leases to be classified as sales-type, direct financing or operating leases. These criteria focus on the transfer of control of the underlying asset. This standard and related updates were effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2019-01 on January 2019. See Note 15 for disclosures related to this amended guidance.

The Company has not yet implanted the following accounting standards:

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This standard requires an allowance to be recorded for all expected credit losses for certain financial assets. The new standard introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments. ASU 2016-13 is effective for public companies for interim and annual period beginning December 15, 2019. Entities are required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company has not yet adopted this update and is currently evaluating the effect this new standard will have on its financial condition and results of operations.

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

Note 20. Condensed Consolidating Financial Information

The WVEDA Solid Waste Disposal Revenue Bond obligations of Entsorga West Virginia LLC are not guaranteed by its members, including the Company, however the membership interests of Entsorga West Virginia LLC are pledged, and the debt agreements provide restrictions prohibiting distributions to the members, including equity distributions or providing loans or advances to the members.

The following pages present the Company’s consolidating balance sheet as of September 30, 2019 and December 31, 2018 and its condensed consolidating statement of operations for the three and nine months ended September 30, 2019, and cash flows for the nine months ended September 30, 2019, for Entsorga West Virginia LLC and the Parent and other Company subsidiaries not subject to the WVEDA Solid Waste Disposal Revenue Bond restrictions and the elimination entries necessary to present the Company’s financial statements on a consolidated basis. These following condensed consolidating financial information should be read in conjunction with the Company's consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2019 and 2018 and as of September 30, 2019 and December 31, 2018

Condensed Consolidating Balance Sheet as of September 30, 2019

	Parent and other Subsidiaries	Entsorga West Virginia LLC	Eliminations	Consolidated
Assets
Cash	$3,399,754	$34,335	$-	$3,434,089
Restricted cash	-	1,128,716	-	1,128,716
Other current assets	1,408,880	899,102	(189,551)	2,118,431
Current assets	4,808,634	2,062,153	(189,551)	6,681,236
Restricted cash	-	2,544,948	-	2,544,948
HEBioT facility	-	36,806,051	-	36,806,051
Other fixed assets	1,711,208	-	-	1,711,208
Operating lease right of use assets	81,104	889,791	-	970,895
MBT facility development and license costs	6,221,767	1,837,000	-	8,058,767
Intangible assets, net and investment in subsidiaries	10,278,558	-	(10,278,558)	-
Goodwill	-	58,000	-	58,000
Other assets	58,949	-	-	58,949
Total assets	$23,160,220	$44,197,943	$(10,468,109)	$56,890,054

Liabilities and stockholders’ equity
Line of credit	$1,478,340	$-	$-	$1,478,340
Current portion of WV EDA Bonds	-	1,390,000	-	1,390,000
Other current liabilities	2,211,697	4,153,724	(189,551)	6,175,870
Current liabilities	3,690,037	5,543,724	(189,551)	9,044,210
Notes payable and other debts	5,032,423	-	-	5,032,423
Accrued interest	1,390,380	-	-	1,390,380
Non-current lease liabilities	-	913,367	-	913,367
WV EDA bonds	-	29,717,377	-	29,717,377
Total liabilities	10,112,840	36,174,468	(189,551)	46,097,757
Redeemable preferred stock	726,553	-	-	726,553
Stockholder’s equity:
Attributable to parent	3,922,118	-	-	3,922,118
Attributable to non-controlling interests	8,398,709	8,023,475	(10,278,558)	6,143,626
Stockholders’ equity	12,320,827	8,023,475	(10,278,558)	10,065,744
Total liabilities and stockholders’ equity	$23,160,220	$44,197,943	$(10,468,109)	$56,890,054

Condensed Consolidating Statement of Operations for the three months ended September 30, 2019

	Parent and other Subsidiaries	Entsorga West Virginia LLC	Eliminations	Consolidated
Revenue	$816,870	$609,905	$-	$1,426,775
Operating expenses
HEBioT	-	786,680	-	786,680
Rental, service and maintenance expense	176,651	-	-	176,651
Equipment sales	17,776	-	-	17,776
Selling, general and administrative	1,203,519	246,026	-	1,449,545
Depreciation and amortization	120,899	490,469	-	611,368
Total operating expenses	1,518,845	1,523,175	-	3,042,020
Loss from operations	(701,975)	(913,270)	-	(1,615,245)
Other (income) expenses, net	(180,837)	600,402	-	419,565
Net loss	$(521,138)	$(1,513,672)	$-	$(2,034,810)

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2019 and 2018 and as of September 30, 2019 and December 31, 2018

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2019

	Parent and other Subsidiaries	Entsorga West Virginia LLC	Eliminations	Consolidated
Revenue	$2,325,742	$886,947	$-	$3,212,689
Operating expenses
HEBioT	-	1,309,176	-	1,309,176
Rental, service and maintenance expense	508,164	-	-	508,164
Equipment sales	56,502	-	-	56,502
Selling, general and administrative	4,678,415	771,867	-	5,450,282
Depreciation and amortization	369,843	980,937	-	1,350,780
Total operating expenses	5,612,924	3,061,980	-	8,674,904
Loss from operations	(3,287,182)	(2,175,033)	-	(5,462,215)
Other expenses	273,851	1,361,221	86,362	1,721,434
Net loss	$(3,561,033)	$(3,536,254)	$(86,362)	$(7,183,649)

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2019

	Parent and other Subsidiaries	Entsorga West Virginia LLC	Eliminations	Consolidated
Cash flows used in operating activities:
Net loss	$(3,561,033)	$(3,536,254)	$(86,362)	$(7,183,649)
Non-cash adjustments to reconcile net loss to net cash used in operations	1,153,022	1,064,563	86,362	2,303,947
Changes in operating assets and liabilities	(697,598)	(440,212)	-	(1,137,810)
Net cash used in operations	(3,105,609)	(2,911,903)	-	(6,017,512)

Cash flow used in investing activities:
Construction of HEBioT facility and acquisitions of equipment	98	(4,619,981)	-	(4,619,883)
Capital contribution to Entsorga West Virginia, LLC	(4,586,362)	-	4,586,362	-
Other investing activities	2,256,987	-	-	2,256,987
Net cash used in investing activities	(2,329,277)	(4,619,981)	4,586,362	(2,362,896)

Cash flows from financing activities:
Issuances of debt and equity	6,418,057	4,586,362	(4,586,362)	6,418,057
Repayments of debt	(6,846)	-	-	(6,846)
Deferred financing costs incurred	-	(62,151)	-	(62,151)
Net cash provided by financing activities	6,411,211	4,524,211	(4,586,362)	6,349,060
Effect of exchange rate on cash	12,721	-	-	12,721
Cash – beginning of period (restricted and unrestricted)	2,410,708	6,715,672	-	9,126,380
Cash – end of period (restricted and unrestricted)	$3,399,754	$3,707,999	$-	$7,107,753

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2019 and 2018 and as of September 30, 2019 and December 31, 2018

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

No condensed consolidating statements of operations and of cash flows are presented prior to the December 14, 2018 control acquisition of Entsorga West Virginia, LLC.

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

Overview

  BioHiTech Global, Inc. is changing the way we think about managing waste. Our innovative waste management services combined with our disruptive technologies provide sustainable waste disposal and supply chain management solutions for businesses and municipalities of all sizes. Our cost-effective technology platforms can virtually eliminate landfill usage through real-time data analytics to reduce waste generation, biological disposal of food waste at the point of generation, and the processing of municipal solid waste into a valuable renewable fuel.

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

Results of operations for the three months ended September 30, 2019 compared to the three months ended September 30, 2018

The following summarizes our operating results for the three months ended September 30, 2019 and 2018. For comparison purposes for the three months ended September 31, 2019, Entsorga West Virginia, LLC has been broken out as a separate entity and the remaining BioHiTech entities have been presented as “Comparable Units”.

	Three Months Ended September 30,
	2019
	Consolidated	HEBiot Facility	Comparable Units	2018
Revenues	$1,426,775	$609,905	$816,870	$1,088,082
Operating expenses	3,042,020	1,523,175	1,518,845	2,265,360
Loss from operations	(1,615,245)	(913,270)	(701,975)	(1,177,278)
Non-operating expenses (income)	419,565	600,402	(180,837)	819,849
Net loss	(2,034,810)	(1,513,672)	(521,138)	(1,997,127)
Less net loss attributable to non-controlling interests	(728,337)	(708,048)	(20,289)	-
Net loss attributable to Parent	$(1,306,473)	(805,624)	$(500,849)	(1,997,127)

HEBioT Facility

The three months ended September 30, 2019 include financial results from the HEBioT facility. During this period, the facility continued its commissioning process while simultaneously seeing a steady increase in incoming Municipal Solid Waste (MSW) and Commercial & Industrial (C&I) volumes. The HEBioT facility is not included in the comparable 2018 period, as BioHiTech did not have a controlling interest and the facility was under construction and was not operational during that time. During the three months ended September 30, 2019 revenues were primarily driven by fees associated with the receipt of inbound waste materials (“Tip” fees). During this period, the facility continued to further refine the solid recovered fuel (“SRF”) and quality assurance practices and as such deliveries of SRF and the associated revenues were not significant. As a result of the extended commissioning period, additional disposal fees were incurred. The Company anticipates that during the second half of the fourth quarter deliveries of SRF will become more material which should lead to a normalization in disposal costs helping the HEBioT facility achieve near its anticipated operational capacity. As well as experiencing higher than anticipated disposal costs, the HEBioT Facility’s operating expenses were higher than anticipated due to expenses related to operating the facility at full capacity (i.e. full labor support as well as full utilities) without the benefit of the operation achieving maximum inbound waste capacity or the sale of SRF. As volumes continue to ramp up in the fourth quarter and the sale of SRF begins to occur during the second half of the fourth quarter, operating expenses should be normalized.

Comparable Units

The following summarizes revenues for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018
Revenue
Rental, service and maintenance	$489,555	$469,978
Equipment sales	62,565	282,246
Management advisory and other fees (related entity)	264,750	335,858
Total revenue	$816,870	$1,088,082

Overall comparable unit revenue decreased by $271,212, driven by a $219,681 (77.8%) decrease in equipment sales resulting from our strategic decision to not aggressively market the Revolution digesters to smaller deployment customers. Rental, service and maintenance increased by $19,577 as a result of an increase of $69,900 (23.3%) in rental revenues offset by a decrease in billable service and parts that is the result of improved product design and quality. Management advisory and other fees decreased by $71,108 (21.2%) as a result of a decrease in project related special projects.

The product contribution from rental, service and maintenance increased by $84,795 (37.2%) from 2018 to 2019 as a result of improved margin rates of 63.4% in 2019, as compared to 48.5% in 2018. The product contribution from equipment sales decreased by $81,806 (64.6%) as a result of decreased sales offset by improved margins of 71.6% and 44.7% in 2019 and 2018, respectively. These increased margins were the result of higher margins on the Revolution digesters and the sale of used equipment that had lower cost basis.

The following summarizes selling, general and administrative expenses for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018
Selling, general and administrative expenses
Personnel, excluding stock based compensation	$632,720	$951,185
Stock based compensation	206,232	321,922
Professional fees	149,852	204,588
Facility and office costs	82,736	91,608
Sales, marketing and other	131,979	175,267
Total selling, general and administrative expenses	$1,203,519	$1,744,570

Overall, selling, general and administrative expenses decreased by $541,051 (31.0%) with each category decreasing. Personnel, excluding stock based compensation decreased by $318,465 (33.5%) as a result of decreased staffing that was initiated in late 2018 and continued into the first half of 2019 based on business needs. Stock based compensation decreased by $115,690 (35.9%) as a result of the forfeitures of unvested awards of separated employees.

Professional fees decreased by $54,736 (26.8%) primarily due to decreases of $39,441 (51.9%) in legal fees resulting from transactional and patent work decreases, a decrease of $19,919 (31.0%) in general investor relations ahead of our September 2019 common stock offering and a $15,000 (100%) decrease in public relations contract, offset by an increase of $20,187 (41.4%) in accounting fees resulting from post transaction services and tax research related to the Section 382 evaluation of net operating loss carry forwards.

Facility and office costs decreased by $8,872 (9.7%) primarily as a result of general decreases in the majority of areas.

Sales, marketing and other decreased by $43,288 (24.7%) primarily as a result of decreases in travel and entertainment of $17,547 (34.1%), trade shows and other marketing of $10,749 (69.3) and reduced research and development that was related to rolling out the Revolution digesters in 2018 of $9,452 (100.0%) and a $10,470 reversal of foreign exchange from an expense to income.

Consolidated Company

Depreciation and amortization

Depreciation and amortization increased from the three months ended September 30, 2018 to the three months ended September 30, 2019 by $488,104 due primarily to $490,469 of depreciation and amortization related to the HEBioT facility.

Other (income) expense

The following summarizes revenues for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018
Other (income) expenses
Gain on sale of affiliate investment	$(562,617)	-
Equity loss in affiliate	-	$179,041
Interest income	(46,180)	-
Interest expense	979,202	593,041
Expense incurred in warrant valuation and conversions	49,160	47,767
Total other (income) expenses	$419,565	$819,849

Other net expenses decreased from the three months ended September 30, 2018 compared to the three months ended September 30, 2019 by $400,283 due to a $741,658 increase in net gain on the sale of an affiliate investment, as compared to equity losses in affiliates in 2018, offset by an increase in net interest expense. Net interest expense increased by $339,982, which is the result of $600,402 of net interest related to the bonds on the HEBioT facility offset by $260,420 decrease in other interest expense as the result of the Series A preferred stock discounts having been amortized (as interest) by December 31, 2018.

Income tax

For the three months ended September 30, 2019 and 2018 there was no net provision for income tax due to the losses incurred and management’s evaluation of the recovery of the tax asset resulting in net operating loss carry-forward. During the three months ended September 30, 2019, the Company incurred a cumulative change in ownership of greater than 50% under Internal Revenue Code Section 382. The effect of this cumulative change in ownership will greatly reduce the availability of net operating loss carryforwards. As of December 31, 2018 and at the time of the cumulative change, all of the Company’s deferred tax assets related to the availability of net operating loss carryforwards had been reserved 100%.

Results of operations for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

The following summarizes our operating results for the nine months ended September 30, 2019 and 2018. For comparison purposes for the nine months ended September 31, 2019, Entsorga West Virginia, LLC has been broken out as a separate entity and the remaining BioHiTech entities have been presented as “Comparable Units”.

	Nine Months Ended September 30,
	2019
	Consolidated	HEBiot Facility	Comparable Units	2018
Revenues	$3,212,689	$886,947	$2,325,742	$2,642,946
Operating expenses	8,674,904	3,061,980	5,612,924	6,378,781
Loss from operations	(5,462,215)	(2,175,033)	(3,287,182)	(3,735,835)
Non-operating expenses	1,721,434	1,361,221	360,213	8,978,056
Net loss	(7,183,649)	(3,536,254)	(3,647,395)	(12,713,891)
Less net loss attributable to non-controlling interests	(1,859,069)	(1,700,065)	(159,004)	-
Net loss attributable to Parent	$(5,324,580)	(1,836,189)	$(3,488,391)	(12,713,891)

HEBioT Facility

The nine months ended September 30, 2019 include financial results from the HEBioT facility. During this period, the facility continued its commissioning process while simultaneously seeing a steady increase in incoming Municipal Solid Waste and Commercial & Industrial volumes. The HEBioT facility is not included in the comparable 2018 period, as BioHiTech did not have a controlling interest and the facility was under construction and not operational during that time. During the nine months ended September 30, 2019 revenues were primarily driven by Tip Fees associated with the receipt of inbound waste materials. During this period, the facility continued to further refine the SRF and quality assurance practices and as such deliveries of SRF and the associated revenues were not significant. As a result of the extended commissioning period, additional disposal fees were incurred. The Company anticipates that during the second half of the fourth quarter deliveries of SRF will become more material which should lead to a normalization in disposal costs helping the HEBioT facility achieve near its anticipated operational capacity. As well as experiencing higher than anticipated disposal costs, the HEBioT Facility’s operating expenses were higher than anticipated due to expenses related to operating the facility at full capacity (i.e. full labor support as well as full utilities) without the benefit of the operation achieving maximum inbound waste capacity or the sale of SRF. As volumes continue to ramp up in the fourth quarter and the sale of SRF begins to occur during the second half of the fourth quarter, operating expenses should be normalized.

Comparable Units

The following summarizes revenues for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Revenue
Rental, service and maintenance	$1,426,193	$1,369,314
Equipment sales	137,799	547,735
Management advisory and other fees (related entity)	761,750	725,897
Total revenue	$2,325,742	$2,642,946

Overall comparable unit revenue decreased by $317,204, driven by a $409,936 (74.8%) decrease in equipment sales resulting from our strategic decision to not aggressively market the Revolution digesters to smaller deployment customers. Rental, service and maintenance increased by $56,879 as a result of an increase of $208,614 (24.5%) increase in rental revenues offset by a decrease in billable service and parts that is the result of improved product design and quality. Management advisory and other fees increased by $35,853 as a result of an increase in the monthly fees offset by a decrease in project related special projects.

The product contribution from rental, service and maintenance increased by $193,547 (26.7%) from 2018 to 2019 as a result of improved margin rates of 64.3% in 2019, as compared to 52.9% in 2018. The product contribution from equipment sales decreased by $111,284 (57.8%) as a result of decreased sales offset by improved margins of 59.0% and 35.2% in 2019 and 2018, respectively. These increased margins were the result of higher margins on the Revolution digesters and the sale of used equipment that had lower cost basis.

The following summarizes selling, general and administrative expenses for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Selling, general and administrative expenses
Personnel, excluding stock based compensation	$2,318,676	$2,917,763
Stock based compensation	728,762	468,166
Professional fees	580,988	660,604
Facility and office costs	299,965	301,607
Sales, marketing and other	403,370	676,266
Impairment on development site	346,654	-
Total selling, general and administrative expenses	$4,678,415	$5,024,406

Overall, selling, general and administrative expenses decreased by $345,991 (6.9%) with each category (treating personnel with stock based compensation combined) decreasing, offset, in part by the write-off of costs associated with an MBT site, which amounted to $346,654. Excluding the write-off of the MBT site, total other selling, general and administrative expenses decreased by $692,645 (13.8%). Personnel, excluding stock based compensation decreased by $599,087 (20.5%) as a result of decreased staffing that was initiated in late 2018 and continued into the first half of 2019 based on business needs. Stock based compensation increased by $260,596 (55.7%) as a result of awards that were granted in 2018.

Professional fees decreased by $79,616 (12.1%) primarily due to decreases of $91,915 (58.5%) in legal fees resulting from transactional and patent work decreases, an increase of $49,534 (15.6%) in accounting fees resulting from post transaction services and tax research related to the Section 382 evaluation of net operating loss carry forwards, and a recovery of fess amounting to $44,500 relating to the settlement of litigation with a strategic consulting vendor.

Facility and office costs decreased by $1,642 (0.5%) primarily as a result of a $27,700 (42.4%) increase in general insurance expenses offset by decreases in substantially all other areas.

Sales, marketing and other decreased by $272,896 (40.4%) primarily as a result of decreases in travel and entertainment of $113,959 (57.6%), trade shows and other marketing of $43,600 (67.4%), regulatory costs including those related to the 2018 uplisting to NASDAQ of $90,731 (51.9%) and reduced research and development that was related to rolling out the Revolution digesters in 2018 of $31,558 (100.0%).

Consolidated Company

Depreciation and amortization

Depreciation and amortization increased from the nine months ended September 30, 2018 to the nine months ended September 30, 2019 by $996,391 due primarily to $980,937 of depreciation and amortization related to the HEBioT facility.

 Other (income) expense

The following summarizes revenues for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Other (income) expenses
Gain on sale of affiliate investment	$(562,617)	$-
Equity loss in affiliate	-	371,531
Interest income	(46,180)	-
Interest expense	2,281,071	1,878,596
Expense incurred in warrant valuation and conversions	49,160	6,727,929
Total other (income) expenses	$1,721,434	$8,978,056

Other net expenses decreased from the nine months ended September 30, 2018 compared to the nine months ended September 30, 2019 by $7,256,622 due to a decrease of $6,678,789 in warrant valuation expense and a $934,148 increase in net gain on the sale of an affiliate investment, as compared to equity losses in affiliates in 2018. Net interest expense increased by $356,295, which is the result of $1,361,221 of net interest related to the bonds on the HEBioT facility offset by $1,004,926 decrease in interest expense as the result of conversions of debt to equity in February and April 2018 and from the completion of discount amortizations of the Company’s Series A preferred stock in late 2018.

Income tax

For the nine months ended September 30, 2019 and 2018 there was no net provision for income tax due to the losses incurred and management’s evaluation of the recovery of the tax asset resulting in net operating loss carry-forward. During the nine months ended September 30, 2019, the Company incurred a cumulative change in ownership of greater than 50% under Internal Revenue Code Section 382. The effect of this cumulative change in ownership will greatly reduce the availability of net operating loss carryforwards. As of December 31, 2018 and at the time of the cumulative change, all of the Company’s deferred tax assets related to the availability of net operating loss carryforwards had been reserved 100%.

Liquidity and Capital Resources

For the nine months September 30, 2019, the Company had a consolidated net loss of $7,183,649, incurred a consolidated loss from operations of $5,462,215 and used net cash in consolidated operating activities of $6,017,512. At September 30, 2019, consolidated total stockholders’ equity amounted to $10,065,744, consolidated stockholders’ equity attributable to parent amounted to $3,922,118 and the Company had a consolidated working capital deficit of $2,362,974. The Company does not yet have a history of financial profitability. Historically, the principal source of liquidity has been the issuance of debt and equity securities. Presently, the Company does not have firm commitments to fund its future operational and strategic plans. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is presently in the process of raising additional debt for general operations and to support its leasing activities. The Company may also raise capital through its Registration Statement on Form S-3 declared effective on July 11, 2018, by the Securities and Exchange Commission (the “Shelf Registration”) for investment in several strategic initiatives. The Shelf Registration was utilized during September 2019 to raise net proceeds of $3,035,557 through a confidentially marketed public offering of common shares. There is no assurance that the Company will be able to raise sufficient capital or debt to sustain operations or to pursue other strategic initiatives or that such financing will be on terms that are favorable to the Company.

Cash

As of September 30, 2019 and December 31, 2018, the Company had unrestricted cash balances of $3,434,089 and $2,410,709, respectively.

Borrowings and Debt

Maturities of Senior Secured, Junior Promissory, Notes Payable and Long Term Debt — as of September 30, 2019, excluding discounts and deferred finance costs, which are being amortized as interest expense, are as follow:

Year Ending December 31,	Amortizing	Non- Amortizing		Total
2019 (remaining)	$2,319	$		$2,319
2020	4,605		100,000	104,605
2021	4,380		1,875,000	1,879,380
2022	3,821		2,500,000	2,503,821
2023 and thereafter			1,669,477	1,669,477
Total	$15,125		$6,144,477	$6,159,602

Entsorga West Virginia, LLC WVEDA Solid Waste Disposal Revenue Bonds — as of September 30, 2019 the future sinking fund payments by the Company are as follow:

	2016 Issue 2026 Series	2016 Issue 2036 Series		2018 Issue 2036 Series		Total
2019 (remaining)	$-	$		$		$
2020	1,160,000				230,000		1,390,000
2021	1,215,000				255,000		1,470,000
2022	900,000				275,000		1,175,000
2023 and thereafter	4,260,000		17,465,000		7,240,000		28,965,000
Total	$7,535,000		$17,465,000		$8,000,000		$33,000,000

Cash Flows

Cash Flows from Operating Activities

We used $6,017,512 of cash in operating activities during the nine months ended September 30, 2019 as compared to a use of $4,386,230 during the nine months ended September 30, 2018. Our net loss during the nine months ended September 30, 2019 of $7,183,649 was reduced by non-cash expenses of $2,303,947 and increased by a $562,617 gain on the sale of an investment in an affiliate. Of the total $6,017,5122 of cash used in operating activities during the nine months ended September 30, 2019, $2,911,903 resulted from the 2019 start-up of the Entsorga West Virginia HEBioT facility. The net loss of $12,713,891 for the nine months ended September 30, 2018 was reduced by $8,976,378 in non-cash interest expenses.

Cash Flows from Investing Activities

Net Cash used in investing activities for the nine months ended September 30, 2019 amounted to $2,362,896 and is primarily the result of the HEBioT facility construction and development, offset by proceeds of $2,250,000 from the sale of our investment in GMG.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2019 amounted to $6,349,060 and is primarily the result proceeds of $3,035,557 from a common stock offering during the third quarter, $1,772,500 from the Series D convertible preferred stock offering and a $1,400,000 investment in Refuel America, LLC by GMG, a related party and non-controlling member of Refuel. During the comparable 2018 period, the Company completed a series of financings that resulted in cash provided by financing activities of $4,162,424.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the three or nine months ended September 30, 2019.

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

Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that a material weakness existed and that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

From time to time, the Company is involved in legal matters arising in the ordinary course of business, during the nine months ended September 30, 2019 the Company was involved in the following matters.

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

On September 9, 2019, a holder of Series A preferred stock converted 18,000 shares of Series A preferred stock into 50,000 shares of the Company’s $0.0001 par common stock.

On September 26, 2019, the Company paid $50,000 in accrued dividends on the Company’s Series A preferred stock through the issuance of 27,778 shares of the Company’s $0.0001 par common stock.

On November 4, 2019, the Company paid $50,000 in accrued dividends on the Company’s Series A preferred stock through the issuance of 27,778 shares of the Company’s $0.0001 par common stock.

All of the securities set forth above were issued by the Company pursuant to exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The sale of the shares did not involve a public offering, all such shares issued contained a restrictive legend, and the holders’ original investment agreements contained representations to support the Company’s reasonable belief that the holders had access to information concerning the Company’s operations and financial condition, the investors acquired the securities for their own account and not with a view to the distribution thereof, and that the investors are sophisticated within the meaning of Section 4(a)(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act).

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

BioHiTech Global, Inc.

November 19, 2019	By:	/s/ Frank E. Celli
	Name:	Frank E. Celli
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian C. Essman
	Name:	Brian C. Essman
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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