Form 10-K
period 2019-12-31
BIOHITECH GLOBAL, INC.
filed 2020-05-22
CIK 1590383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $18.9 million based on the closing sales price of $1.78 on the Nasdaq Capital Market. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of May 19, 2020 there were 17,437,288 shares of the registrant’s common stock outstanding.

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

BioHiTech Global, Inc. and Subsidiaries (the “Company” or “we” or “BioHiTech” or “Registrant”) refers to BioHiTech Global, Inc, and its subsidiaries as a whole or to individual components thereof as applicable based upon the context in which the term is used.

ITEM I: BUSINESS

Our Business

The Company’s mission is to reduce the environmental impact of the waste management industry through the development and deployment of cost-effective technology solutions. The Company’s suite of technologies includes on-site biological processing equipment for food waste, patented processing facilities for the conversion of municipal solid waste into an E.P.A. recognized renewable fuel, and proprietary real-time data analytics tools to reduce food waste generation. These unique proprietary solutions can enable certain businesses and municipalities of all sizes to lower disposal costs while having a positive impact on the environment.  When used individually or in combination, the Company’s solutions can reduce the carbon footprint associated with waste transportation, repurpose non-recyclable plastics, and significantly reduce landfill usage.

Revolution Series™ Digesters

The Company currently markets an aerobic digestion technology solution for the disposal of food waste at the point of generation. Its line of Revolution Series Digesters, launched in the second half of 2017, have been described as self-contained, robotic biological digestive systems that are as easy to install as a standard dishwasher with no special electrical or plumbing requirements. The units range in size depending upon capacity, with the smallest unit approximately the size of a residential washing machine. The digesters utilize a biological process to convert food waste into a liquid that is safe to discharge down an ordinary drain. This process can result in a substantial reduction in costs for customers including restaurants, grocery stores, and hotel/hospitality companies by eliminating the transportation and logistics costs associated with food waste disposal. The process also reduces the greenhouse gases associated with food-waste transportation and decomposition in landfills that have been linked to climate change. The Company offers its Revolution Series Digesters in several sizes targeting small to mid-sized food waste generators with both sale and rental options that are often more economical than traditional disposal methods. The Revolution Series Digesters are manufactured and assembled in the United States.

In an effort to expand the capabilities of its digesters, the Company developed a sophisticated IoT technology platform to provide its customers with transparency into their waste generation and operational practices. This patented process collects weight related data from the digesters to deliver real-time data that provides valuable information that when analyzed, can improve efficiency and validate corporate sustainability efforts. The Company provides its IoT platform through a SaaS (“Software as a Service”) model that is either bundled in its rental agreements or sold through a separate annual software license. Prior to the launch of its Revolution Series Digesters, the Company marketed earlier generations of its digesters under the Eco-Safe brand. These units were larger sized and typically marketed to mid- and large-sized food waste generators, including the Federal Government. The Company continues to add new capacity sizes to its line of Revolution Series Digesters to meet customer needs.

HEBioT Resource Recovery Technology

The Company expanded its technology business in 2016 through the acquisition of certain development rights to a patented Mechanical Biological Treatment (“MBT”) technology developed by a European engineering firm that relies upon High Efficiency Biological Treatment (“HEBioT”) to process waste at the municipal or enterprise level. The technology results in a substantial reduction in landfill usage by converting a significant portion of intake, including organic waste and non-recyclable plastics, into a United States EPA recognized alternative fuel that can be used as a partial replacement for coal.

The Company also, through a series of transactions in 2017 and 2018, acquired a controlling interest in the Nation’s first municipal waste processing facility utilizing the HEBioT technology located in Martinsburg, West Virginia (the “Martinsburg Facility”). The Martinsburg Facility, which commenced operations in 2019, is capable of processing up to 110,000 tons of mixed municipal waste annually. At full capacity, the Martinsburg Facility can achieve an annual savings of over 2.3 million cubic feet of landfill space and eliminate many of the greenhouse gases associated with landfilling that waste. The Company plans to build additional HEBioT facilities in the coming years and is currently in the permitting process to build a second facility in New York State.

The Company’s suite of products and services positions it as a leading provider of cost-effective, technology-based alternatives to traditional waste disposal in the United States. The use of the Company’s technology solutions independently or in combination, can help its customers meet sustainability goals by achieving a significant reduction in greenhouse gases associated with waste transportation and landfilling. In addition, the repurposing of municipal waste into a cleaner burning, EPA recognized, renewable fuel can further reduce potentially harmful emissions associated with traditional means of disposal. The overall reduction in carbon and other greenhouse gases that are linked to climate change that could be achieved through the utilization of the Company’s technology can serve as a model for the future of waste disposal in the United States.

In addition to its technology business, the Company provides executive oversight services for a traditional waste management and recycling company that is contracted to deliver municipal waste to the Company’s Martinsburg Facility.

Digester Technologies, Market, Customers and Competition

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

BioHiTech believes its digester products remove organic waste from the overcrowded and costly landfills of the world and provide significant benefits to both business organizations and the community including:

•	Eliminating the transportation of organic waste,
•	Reducing carbon and methane emissions associated with landfilling and truck transportation,
•	Complying with municipal laws banning organic waste from landfills,
•	Contributing to corporate and regulatory targets for diverting waste from landfills,
•	Extending the lifespan of the country’s disposal facilities,
•	Reducing groundwater and soil contamination at landfills,
•	Reducing harmful greenhouse gases that contribute to global climate change, and
•	Recycling food waste into renewable resources (clean water, biogas, bio-solids).

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

Customers

Customers for BioHiTech’s digesters are primarily any consistent producers of food waste. Industries served include but are not limited to healthcare, grocery, prisons, retail food services (including traditional restaurants and quick service restaurants), education, and full-service hospitality, including casinos and the cruise industry. Volume of food waste, as well as traditional waste disposal costs, are the primary drivers of return on investment for customers. BioHiTech also sells its products to governmental agencies including correctional facilities and hospitals, as well as large private sector companies throughout the United States and abroad.

It is estimated that the addressable market for our digesters is over 200,000 locations worldwide.

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

Competition

There are a small number of companies that distribute products utilizing a similar anerobic digestion methodology as our Revolution Digester, but lack the technological depth of data collection, analytics and reporting. With our receiving our patent Network Connected Weight Tracking System for a Food Waste Disposal Machine, there is a barrier to competitors providing similar technology to their customers. Further, we believe that these companies do not have a competitive product to the Revolution Series of digesters based on price point, size, throughput, power and plumbing requirements and data collection, analytics and reporting.

Most of these companies originated in Korea and continue to manufacture their products in Asia and India. We believe these companies may have copied underlying technology of our original digester units. We are aware of one company that has claimed to be developing competitive data collection and some level of web enablement but are unaware of the deployment and functionality of their technology offering. Of our competitors, our machine has the smallest footprint, requires the least amount of water to operate and we believe is an industry leader in terms of installations and efficiency. Currently we are not aware of any direct competitor with the ability to capture and deliver real time data.

Alternative technologies or processes to digesters or similar equipment are:

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

HEBioT Technologies, Market, Customers and Competition

The Company’s first HEBioT facility began commissioning operations in the first quarter of 2019. The deployment of this technology is consistent with the Company’s vision of providing disruptive technologies to the traditional waste industry. With the ability to accept up to approximately 20 to 30% of each plant’s capacity in the form of pure food waste, the Company adds an option of municipal level solutions in the food waste industry that was previously unavailable.

The Company is also at varying levels of preliminary discussion regarding several other sites, including one located in Rensselaer, New York, which it received its local permits for in 2018 and is presently awaiting New York State approvals.

Entsorga West Virginia Facility

Entsorga West Virginia, LLC (“EWV”), located in Martinsburg, WV, represents the first deployment of the Entsorga HEBioT technology in the United States.  The facility, which began commissioning operations in the first quarter of 2019 is designed to accept up to 110,000 tons per year of municipal solid waste delivered from the surrounding areas. The facility consists of a 54,000 square foot industrial building located on approximately 12 acres of leased property.  The facility, equipped with HEBioT technology, will be able to produce up to 50,000 tons per year of EPA recognized renewable fuel.

Technology

The HEBioT technology converts mixed municipal and organic waste (typical residential trash collected) to a US Environmental Protection Agency (the “US EPA”) recognized alternative fuel source. By utilizing a patented process that utilizes a combination of mechanical and biological processes to accelerate the decomposition of the organic fraction of waste, the end product produced, known as solid recovered fuel (“SRF”) has a carbon value nearly equivalent to traditional coal and can be used as a replacement and/or supplement to coal. After receipt and processing of waste at the facility, approximately 80% of the incoming waste is reduced, recycled or converted into the approved alternative fuel, with the remaining 20% of the incoming waste being disposed of via traditional methods.

The US EPA has issued a “comfort letter” stating that any fuel produced utilizing the HEBioT technology is deemed an engineered fuel and can be marketed as a commodity rather than the fuel being marketed as RDF, refuse derived fuel, which has significant regulation and additional costs relating to its consumption and use.

In 2018, the Company entered into a transaction forming Refuel America, LLC (“Refuel”), a subsidiary of the Company, with Gold Medal Group, LLC. This transaction consolidated HEBioT related assets of both entities, including interests in Entsorga West Virginia, LLC. The Company controls Refuel and owns 60% of its membership interests. Gold Medal Group, LLC owns the remaining 40% of its membership interests. Refuel will continue new and ongoing project development and marketing throughout 11 northeast U.S. states and the District of Columbia. This project development may consist of construction, ownership and operation of actual facilities, such as the Entsorga West Virginia facility or possible sub-licenses to third parties to utilize the technology. Refuel may realize revenues in various ways:

•	Construction and operation of actual facilities, in which case Refuel would identify an opportunity to develop a plant, facilitate its permitting and construction and ultimately operate the facility. In this case Refuel will realize all revenue and costs associated with the development of the project and will pay to Apple Valley Waste Conversions, LLC (“AVWC”) a license fee, which in turn the Company would receive its pro-rata share of the license fees paid to AVWC.

•	Licensing and development services to municipalities or various third party developers for projects that the Company provides consulting and oversight on, in which case, receives one time or annual recurring license fees. In this case, along with the charged services, the Company would receive its pro-rata share of the license fees paid to AVWC.

The Company owns a 31% interest in AVWC. Frank E. Celli, the Company’s CEO, also owns a 20.9% interest in AVWC. In March 2017, Mr. Celli assigned his voting rights in AVWC so that, collectively, the Company would have voting control of over 51% of AVWC. AVWC currently holds the exclusive license for the development throughout 11 northeast U.S. states and the District of Columbia of the technology known as High Efficiency Biological Treatment (“HEBioT”), which is owned by Entsorgafin S.p.A., an Italian company. AVWC has licensed its exclusive development rights to the Company.

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

Utilizing traditional waste management, more than half of the municipal solid waste generated in the United States is disposed of in landfills with another 12% being directed to waste to energy facilities and balance being recycled or composted. This figure is compared to only 38% of MSW being landfilled in the European Union resulting in the U.S. contributing significantly more greenhouse gas emissions from waste disposal than the European Union. Recently in the U.S., regulators and corporate leaders have led an effort to lower greenhouse gas emissions by finding disposal alternatives to landfills and exploring the deployment of “next generation” waste disposal technologies. The ongoing challenges to the evolution of these alternatives include but are not limited to capital intensity requiring subsidies, emerging technology risk, access to feedstock, long term off-take partners and inability to accept multiple waste streams.

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

Management and Employees

As of December 31, 2019, the Company and its consolidated subsidiaries had 39 full time employees. We believe we enjoy good employee relations. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

Liquidity and Capital Resources

The Company currently generates revenues from rental and sales of its digesters and related goods and services, and revenues from the HEBioT technologies. The Company's other known sources of capital are common and common and preferred stock offerings, proceeds from private placements, issuance of notes payable, convertible notes payable, and investments, loans and advances from related and unrelated parties and cash from future revenues.

We will require additional financing in order to execute our business expansion and development plans and we may require additional financing in order to sustain substantial future business operations for an extended period of time. Subsequent to December 31, 2019 we initiated a private placement offering for redeemable convertible preferred stock and warrants to acquire our common stock and had an initial closing of $1,500,000 on March 18, 2020 and an additional closing of $65,000 on April 6, 2020. We were funded $421,300 on May 13, 2020 through the Paycheck Protection Program and have applied for an additional $200,000, which has not yet been approved. While the Company has a history of obtaining adequate capital and maintaining liquidity, it is actively soliciting other forms of financing but do not have any firm commitments for additional financing. Should we not be able to obtain financing when required, in the amounts necessary to execute on our plans in full, or on terms which are economically feasible we may be unable to sustain the necessary capital to pursue our strategic plan and may have to reduce the planned future growth and scope of our operations.

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

Related Party Transactions

See footnote 20 of the Company’s consolidated financial statements filed herewith.

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

Risks Related to Pandemics

The recent COVID-19 coronavirus pandemic (“COVID-19”) may adversely affect our business, results of operations, financial condition, liquidity, and cash flow.

While the full impact on our business from the recent outbreak of COVID-19 is unknown at this time and difficult to predict, various aspects of our business have been impacted and could be adversely affected by it.

As of the date of this Annual Report, COVID-19 has been declared a pandemic by the World Health Organization, has been declared a National Emergency by the United States Government and has resulted in all states being designated disaster zones. COVID-19 has caused significant volatility in global markets, including the market price of our securities. The spread of COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus, especially as to travel and congregating in large numbers. In addition, states and municipalities have enacted quarantining and “shelter-in-place” regulations which severely limit the ability of people to move and travel, and require non-essential businesses and organizations to close.

It is unclear how such restrictions, which will contribute to a general slowdown in the global economy, will affect our business, results of operations, financial condition and our future strategic plans.

The digester line of our business has historically been marketed to large organizations such as food distributors, convention centers, hotels, restaurants, stadiums, municipalities and academic institutions. It is unclear how a prolonged outbreak with travel, commercial and other similar restrictions, may adversely affect our business operations and the business operations of our customers and suppliers; a disruption for a prolonged period will have a negative effect on our business operations.

Recent shelter-in-place and essential-only travel regulations have negatively impacted many of our customers. In addition, while our digesters are manufactured in the United States, we still could experience significant supply chain disruptions due to interruptions in operations at any or all of our suppliers’ facilities. If we experience significant delays in receiving our products we will experience delays in fulfilling orders and ultimately receiving payment, which could result in loss of sales and a loss of customers, and adversely impact our financial condition and results of operations.

The HEBioT line of our business is classified as a public service in the state in which it is located and is expected to remain operating regardless of restrictions that may be imposed on other businesses in its area. The facility relies upon other entities to pick up and deliver municipal solid waste, which are also classified as public service entities, and is reliant upon customers in the cement kiln industry to purchase its solid recovered fuel. The inability to receive MSW or sell it to its customers would adversely impact our financial condition and results of operations.

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

For the year ended December 31, 2019, the Company had a consolidated net loss of $10,280,061, incurred a consolidated loss from operations of $7,535,214 and used net cash in consolidated operating activities of $7,134,600. At December 31, 2019, consolidated total stockholders’ equity amounted to $7,369,725, consolidated stockholders’ equity attributable to parent amounted to $2,024,143 and the Company had a consolidated working capital deficit of $5,351,686. The Company does not yet have a history of financial profitability. Historically, the principal source of liquidity has been the issuance of debt and equity securities. Presently, the Company does not have firm commitments to fully fund its future operational and strategic plans, although subsequent to December 31, 2019 the Company raised $1,565,000 from the issuance of Series F Redeemable, Convertible Preferred Stock and warrants. The Company was funded $421,300 on May 13, 2020 through the Paycheck Protection Program and has applied for an additional $200,000, which has not yet been approved. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

If we are unable to successfully compete in the marketplace, our business and financial condition could be materially adversely affected.

The waste services industry is subject to extensive and rapidly-changing government regulation. Changes to one or more of these regulations could cause a decrease in the demand for our products and services.

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

We believe the demand for our digester product is created directly in response to recent laws and regulation prohibiting certain large, commercial food manufacturers, retailers and hospitality enterprises from discarding food wastes to landfills. Our digesters are just one solution for these businesses to comply with these regulations and other regulations. If there was a change to or elimination of these regulations, the demand for our product would almost certainly be greatly reduced and our income would, as a result, be adversely affected.

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

In connection with the MBT line of business, there is competition from other landfills, including large, out-of-state landfills to secure municipal solid waste (“MSW”) feedstock. Such facilities may legally drop prices to maintain market share forcing the Company to compete on price for feedstock delivered by suppliers, which may cause a negative impact to the anticipated financial performance of the projects.

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

The Company’s MBT projects and its waste collections business anticipate a minimum return on recycled materials. Should conditions change such that the minimum returns cannot be recovered, they may have a negative impact on the financial performance of the projects and businesses.

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

We expect that we will need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and can be expected to dilute current stockholders’ ownership interests.

Based upon present strategic investment plans, we expect that we will need to raise additional capital in the future. Such additional capital may not be available on reasonable terms or at all. We may need to raise additional funds through borrowings or public or private debt or equity financings to meet various objectives including, but not limited to:

•	accomplish growth through enhanced sales and marketing efforts;
•	effect new products and services development;
•	complete business acquisitions; and
•	build additional MBT plants

Our limited operating history does not afford investors a sufficient history on which to base an investment decision.

We are currently expanding our businesses. Our operations are subject to all the risks inherent in the establishment of an expanding business enterprise. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays that are frequently encountered in expanding companies. There can be no assurance that at this time that we will operate profitably or will have adequate working capital to meet our obligations as they become due.

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

Our success is, to a certain extent, attributable to the management, sales and marketing, and operational and technical expertise of certain key personnel. Frank E. Celli, our Chief Executive Officer, Robert Joyce, our Chief Operating Officer and Brian C. Essman, our Chief Financial Officer, perform key functions in the operation of our business. The loss of any of these could have a material adverse effect upon our business, financial condition, and results of operations. If we lose the services of any senior management, we may not be able to locate suitable or qualified replacements and may incur additional expenses to recruit and train new personnel, which could severely disrupt our business and prospects.

Our financial results may not meet the expectations of investors and may fluctuate because of many factors and, as a result, investors should not rely on our revenue and/or financial projections as indicative of future results.

Fluctuations in operating results or the failure of operating results to meet the expectations investors may negatively impact the value of our securities. Operating results may fluctuate due to a variety of factors that could affect revenues or expenses in any particular quarter. Fluctuations in operating results could cause the value of our securities to decline. Investors should not rely on revenue or financial projections or comparisons of results of operations as an indication of future performance. As a result of the factors listed below, it is possible that in future periods results of operations may be below the expectations of investors. This could cause the market price of our securities to decline and negatively impact our ability to raise debt and capital. Factors that may affect our operating results include:

•	delays in sales resulting from potential customer sales cycles;
•	variations or inconsistencies in return on investment models and results;
•	changes in competition; and
•	changes or threats of significant changes in legislation or rules or standards that would change the drivers for product adoption.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of December 31, 2019. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

We are subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission or the SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, adopted rules requiring every public company to include a management report on the effectiveness of such company’s internal control over financial reporting in its annual report. Effective internal control over financial reporting is necessary for us to provide reliable financial reports, effectively prevent fraud and operate as a public company.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of December 31, 2019. A material weakness is a deficiency, or a combination of deficiencies, in internal control such that there is a reasonable possibility that a material misstatement of our company's financial statements will not be prevented, or detected and corrected on a timely basis. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2019 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of our limited operations we have a small number of employees which prohibits a segregation of duties. As we grow and expand our operations, we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

Our failure to remediate the material weakness or our failure to discover and address any other material weaknesses or deficiencies may result in inaccuracies in our financial statements, delay in the preparation of our financial statements, and the loss of investor confidence in the reliability of our financial statements, which in turn could negatively influence the trading price of our Common Stock. Ineffective internal control over financial reporting could also expose us to increased risk of fraud or misappropriations of corporate assets and subject us to potential delisting from the stock exchange on which our Common Stock is listed, regulatory investigations or civil or criminal sanctions. As a result, our business, financial condition, results of operations and prospects may be materially and adversely affected.

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

The Company is continuing to develop and expand its lines of business, customer base and recurring revenues and it is anticipated that it may continue to incur losses in the future as it carries on this process. In addition, the Company’s operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition, regulatory changes and general economic conditions.

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

In connection with the MBT line of business, the Company will have to maintain or acquire specialized permits and have regulatory approvals from various state and local regulatory authorities for their operations or the construction of facilities. The failure of having such may delay or prevent the construction or operation of the planned MBT facilities. In addition, there are significant risks related to the construction of a specialized facility. These risks may delay, postpone or cause a negative impact to the anticipated financial performance of the projects.

Risks Related to Securities Markets and Investments in Our Securities

General securities market uncertainties resulting from COVID-19.

Since the outset of COVID-19 the US and worldwide national securities markets have undergone unprecedented stress due to the uncertainties of COVID-19 and the resulting reactions and outcomes of government, business and the general population. These uncertainties have resulted in declines in all market sectors, increases in volumes due to flight to safety and governmental actions to support the markets. As a result, until COVID-19 has stabilized, the markets may not be available to the Company for purposes of raising required capital. Should we not be able to obtain financing when required, in the amounts necessary to execute on our plans in full, or on terms which are economically feasible we may be unable to sustain the necessary capital to pursue our strategic plan and may have to reduce the planned future growth and scope of our operations.

Our executive officers and certain stockholders possess significant voting power, and through this ownership, could influence our Company and our corporate actions.

Our current executive officers, directors and their affiliates, hold approximately 27% of the voting power of the outstanding shares as of the date of December 31, 2019. These officers, directors, affiliates and certain stockholders may have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. As such, our executive officers have significant influence to prevent or cause a change in control; therefore, without their consent we could be prevented from entering into transactions that could be beneficial to us.  The interests of our executive officers and certain shareholders may give rise to a conflict of interest with the Company and the Company’s stockholders. For additional details concerning voting power please refer to the section below entitled “Description of Securities.”

Liquidity of our common stock has been limited.

On February 12, 2016 the Company uplisted from OTCBB (also known as OTC Pink) to the OTCQB. On April 9, 2018 the Company uplisted from OTCQB to the Nasdaq Capital Market. The liquidity of our common stock has been mixed and there is no assurance that liquidity will continue or that the trade prices of our securities could not be reduced due to excess sellers of our stock over buyers. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded.

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

Approximately 41% of the outstanding shares of Common Stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”) (“Rule 144”).  As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that a non-affiliate who has held restricted securities for a period of at least six months may sell their shares of common stock.  Under Rule 144, affiliates who have held restricted securities for a period of at least six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale.  A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

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

We have not declared any Common Stock dividends in the past, and we do not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant.  There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

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

The Company currently leases its corporate headquarters and warehouse in Chestnut Ridge, NY. We believe that our current headquarters and warehouse facility are sufficient in size for current and future operations. The current leases for the headquarters and warehouse expire in 2020 and each contain a renewal option for an additional five-year period.

The United Kingdom operations are managed from employee based virtual offices in the UK.

The Entsorga Plant is located in Martinsburg, West Virginia has a 30-year initial term land lease with a municipal authority for industrial property adjacent to its previously closed landfill site with four separate renewal periods of 5-years each.

ITEM 3: LEGAL PROCEEDINGS.

On February 7, 2018, Lemartec Corporation (“Lemartec”) filed a complaint against the Company in the United States District Court for the Northern District of West Virginia arising out of the construction of the Company’s resource recovery facility in Martinsburg, West Virginia alleging breach of contract and unjust enrichment. The Company has filed its answer and counterclaims for damages against Lemartec and cross claims against Lemartec’s performance bond surety, Philadelphia Indemnity Insurance Company. The trial was scheduled to begin in August 2020. Subsequent to year end and prior to the start of the trial, on March 12, 2020 the Company entered into a settlement agreement that detailed the full and final mutual release. The settlement agreement provides that the Company pay Lemartec $775,000 in installments of $475,000 within 60 days of the execution of the settlement agreement and $25,000 each month thereafter for 12 months. The Company’s consolidated financial statements as of December 31, 2019 reflects this liability given the nature of the subsequent event.

It is management’s opinion that the resolution of this claim will not materially effect the Company’s future financial position, results of operations, or cash flows.

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

The number of record holders of our common stock as of December 31, 2019, was approximately 55 based on information received from our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name with a brokerage firm or other fiduciary.

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

Preferred Stock

The Company is authorized to issue from time to time, in one or more series, 10,000,000 shares of “blank check” preferred stock, par value $0.0001 per share, subject to any limitations prescribed by law, without further vote or action by the shareholders. Each such series of preferred stock shall have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as shall be determined by the Company’s board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights. As of December 31, 2019, there were five series of preferred stock designated:

	Designated	Par	Stated	Shares Outstanding
Designation	Shares	Value	Value	December 31, 2019	December 31, 2018
Series A Convertible Preferred Stock	333,401	$0.0001	$5.00	145,312	163,312
Series B Convertible Preferred Stock	1,111,200	0.0001	$5.00	-	-
Series C Convertible Preferred Stock	1,000,000	0.0001	$10.00	427,500	427,500
Series D Convertible Preferred Stock	20,000	0.0001	$100.00	18,850	-
Series E Convertible Preferred Stock	714,519	0.0001	$2.64	264,519	564,519

RECENT SALES OF UNREGISTERED SECURITIES

On April 23, 2019 the Company settled a legal matter. In connection with the settlement, the Registrant issued to the plaintiff 75,000 unregistered shares of its common stock.

From May 10, 2019 through June 28, 2019, the Registrant entered into a series of Investor Subscription Agreements with 24 accredited investors (the “Investors”), pursuant to which the Registrant agreed to sell and the Investors agreed to purchase in a private placement offering units (the “Units”) in the aggregate offering amount of $1,885,000. Each Unit, which may be offered in fractions, amount of $100,000, is comprised of 1,000 Shares of the Registrant’s Series D Convertible Preferred Stock (the “Series D Preferred Shares”) and warrants (the “Warrants”) to purchase a number of shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), up to such 50% of the number of shares of Common Stock issuable upon conversion of the Series D Preferred Share at an exercise price of $3.50 per share of Common Stock.

Each share of Series D Preferred Shares has a stated value of $100.00 and is convertible into shares of Common Stock at the price of $3.50 per share based on the stated value of the Series D Preferred being converted. The Series D Preferred Shares has usual dividends at the rate of 9% payable annually in arrears in cash or, at the Company’s option, in Common Stock based upon the then in effect conversion price. The Series D Preferred Shares also have an alternative dividend provision based upon the cash flow distributed to the parent from the Company’s next HEBioT facility, excluding the Company’s plant in Martinsburg, West Virginia, (“the Next Facility”) based upon the Series D Preferred Shares proportional investment in the facility. The Series D Preferred Shares also has an alternative conversion based upon a multiple of the annualized EBITDA of the Next Facility converted at the higher of the conversion rate in effect or the market price of the Company’s common stock if higher.

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

The Registrant paid placement agent fees of $97,500 and $15,000 in cash to Network 1 Financial Securities, Inc. and ViewTrade Securities Inc., respectively.

On September 6, 2019, 18,000 shares of Series A Convertible Preferred Stock were converted for 50,000 shares of Common Stock.

From September 26, 2019 through March 10, 2020, in a series of transactions $225,000 of accrued dividends of Series A Convertible Preferred Stock were paid for with 125,000 shares of Common Stock.

On March 9, 2020 the Registrant designated a new series of preferred stock and subsequently on March 18, 2020 had an initial closing of $1,500,000 on 13,045 shares of the new series of preferred stock and 178,597 common stock warrants. This initial closing was followed by an additional closing on April 6, 2020 of $65,000 on 566 shares of the new series of preferred stock and 7,750 common stock warrants. The newly designated series, the Series F Redeemable, Convertible Preferred Stock (the Sr. F Preferred Stock) is comprised of 30,090 shares with a par value of $0.0001 per share and a stated value per share of $115.00 that has a dividend rate of 9%. The Sr. F Preferred Stock is convertible by the holder at any time at a conversion rate of $2.10, subject to certain antidilution adjustments and is redeemable by the Registrant after 24 months at its stated value, plus any outstanding accrued or accumulated dividends for cash, or if the Registrant’s common stock is trading over $3.00 per share and has daily trading volume of over 50,000 shares, for the Registrant’s common stock at the conversion rate in effect at the time. In connection with the offering of the Sr. F Preferred Stock, the Registrant also issued warrants that expire in five years to acquire the Registrant’s common stock at $2.30 per share.

The Series F Shares are convertible into shares of Common Stock at a fixed conversion price of $2.10 per share of Common Stock subject to certain anti-dilution adjustments (the “Conversion Price”) and redeemable by the Company twenty-four (24) months after issuance for cash, provided that such cash payment is permissible under the Company’s existing indebtedness and obligations, or for shares of Common Stock at the Stated Value, plus any outstanding accrued or accumulated dividends if the closing price of the Common Stock is over $3.00 per share and the average daily, trading volume is over 50,000 shares. The Series F Shares will also accrue dividends at the rate of nine percent (9%) per annum, payable in semi-annual installments of cash, provided such cash payment is permitted, or at the option of the Purchaser, in shares of Common Stock at the Conversion Price. In addition, the Series F Shares, plus any accrued and unpaid dividends, may be converted at any time by the Investors into Common Stock at the Conversion Price.

All of the securities referred to, above, were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D promulgated thereunder. All of the foregoing securities as well the Common Stock issuable upon conversion or exercise of such securities, have not been registered under the Securities Act or any other applicable securities laws and are deemed restricted securities, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

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

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
	(a)	(b)	(c)	(d)
Year ended December 31, 2019:
Frank E. Celli	5,000	$1.69	-	-
James Chambers	17,000	1.79	-	-
Harriet Hentges	2,000	1.64	-	-
Robert Joyce	2,000	1.81	-	-
Total	26,000	$1.76	-	-
Year ended December 31, 2018:
None	-	$-	-	-

ITEM 6: SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by 17 C.F.R. 229(10)(f)(i) and are not required to provide the information under this heading.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

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

 Company Overview

The Company’s mission is to reduce the environmental impact of the waste management industry through the development and deployment of cost-effective technology solutions. The Company’s suite of technologies includes on-site biological processing equipment for food waste, patented processing facilities for the conversion of municipal solid waste into an E.P.A. recognized renewable fuel, and proprietary real-time data analytics tools to reduce food waste generation. These unique proprietary solutions can enable certain businesses and municipalities of all sizes to lower disposal costs while having a positive impact on the environment.  When used individually or in combination, the Company’s solutions can reduce the carbon footprint associated with waste transportation, repurpose non-recyclable plastics, and significantly reduce landfill usage.

Revolution Series™ Digesters

The Company currently markets an aerobic digestion technology solution for the disposal of food waste at the point of generation. Its line of Revolution Series Digesters, launched in the second half of 2017, have been described as self-contained, robotic biological digestive systems that are as easy to install as a standard dishwasher with no special electrical or plumbing requirements. The units range in size depending upon capacity, with the smallest unit approximately the size of a residential washing machine. The digesters utilize a biological process to convert food waste into a liquid that is safe to discharge down an ordinary drain. This process can result in a substantial reduction in costs for customers including restaurants, grocery stores, and hotel/hospitality companies by eliminating the transportation and logistics costs associated with food waste disposal. The process also reduces the greenhouse gases associated with food-waste transportation and decomposition in landfills that have been linked to climate change. The Company offers its Revolution Series Digesters in several sizes targeting small to mid-sized food waste generators with both sale and rental options that are often more economical than traditional disposal methods. The Revolution Series Digesters are manufactured and assembled in the United States.

In an effort to expand the capabilities of its digesters, the Company developed a sophisticated IoT technology platform to provide its customers with transparency into their waste generation and operational practices. This patented process collects weight related data from the digesters to deliver real-time data that provides valuable information that when analyzed, can improve efficiency and validate corporate sustainability efforts. The Company provides its IoT platform through a SaaS (“Software as a Service”) model that is either bundled in its rental agreements or sold through a separate annual software license. Prior to the launch of its Revolution Series Digesters, the Company marketed earlier generations of its digesters under the Eco-Safe brand. These units were larger sized and typically marketed to mid- and large-sized food waste generators, including the Federal Government. The Company continues to add new capacity sizes to its line of Revolution Series Digesters to meet customer needs.

HEBioT Resource Recovery Technology

The Company expanded its technology business in 2016 through the acquisition of certain development rights to a patented Mechanical Biological Treatment (“MBT”) technology developed by a European engineering firm that relies upon High Efficiency Biological Treatment (“HEBioT”) to process waste at the municipal or enterprise level. The technology results in a substantial reduction in landfill usage by converting a significant portion of intake, including organic waste and non-recyclable plastics, into a United States EPA recognized alternative fuel that can be used as a partial replacement for coal.

The Company also, through a series of transactions in 2017 and 2018, acquired a controlling interest in the Nation’s first municipal waste processing facility utilizing the HEBioT technology located in Martinsburg, West Virginia (the “Martinsburg Facility”). The Martinsburg Facility, which commenced operations in 2019, is capable of processing up to 110,000 tons of mixed municipal waste annually. At full capacity, the Martinsburg Facility can achieve an annual savings of over 2.3 million cubic feet of landfill space and eliminate many of the greenhouse gases associated with landfilling that waste. The Company plans to build additional HEBioT facilities in the coming years and is currently in the permitting process to build a second facility in New York State.

Combined Offering

The Company’s suite of products and services positions it as a leading provider of cost-effective, technology-based alternatives to traditional waste disposal in the United States. The use of the Company’s technology solutions independently or in combination, can help its customers meet sustainability goals by achieving a significant reduction in greenhouse gases associated with waste transportation and landfilling. In addition, the repurposing of municipal waste into a cleaner burning, EPA recognized, renewable fuel can further reduce potentially harmful emissions associated with traditional means of disposal. The overall reduction in carbon and other greenhouse gases that are linked to climate change that could be achieved through the utilization of the Company’s technology can serve as a model for the future of waste disposal in the United States.

In addition to its technology business, the Company provides executive oversight services for a traditional waste management and recycling company that is contracted to deliver municipal waste to the Company’s Martinsburg Facility.

Results of operations for the year ended December 31, 2019

compared to the year ended December 31, 2018

 The following summarizes our operating results for the year ended December 31, 2019 and 2018. For comparison purposes the results of Entsorga West Virginia, LLC have been separated, resulting in the remaining BioHiTech entities, which are presented as “Comparable Units”.

	Year Ended December 31,
	2019
	Consolidated	HEBiot Facility	Comparable Units	2018
Revenues	$4,219,448	$1,111,071	$3,108,377	$3,359,324
Operating expenses	11,754,662	4,263,782	7,490,880	8,432,514
Loss from operations	(7,535,214)	(3,152,711)	(4,382,503)	(5,073,190)
Non-operating expenses (income)	2,744,847	2,056,226	688,621	9,604,528
Net loss	(10,280,061)	(5,208,937)	(5,071,124)	(14,677,718)
Less net loss attributable to non-controlling interests	(2,657,113)	(2,482,444)	(174,669)	(36,890)
Net loss attributable to Parent	$(7,622,948)	(2,726,493)	$(4,896,455)	(14,640,828)

HEBioT Facility

The year ended December 31, 2019 include financial results from the Entsorga West Virginia HEBioT facility (“EWV”). EWV is not included in the comparable 2018 period, as BioHiTech did not have a controlling interest and the facility was under construction and was not operational during that time. During the year ended December 31, 2019, the EWV initiated operations that included continued modifications and adjustments to the facility and the process, which contributed to a longer than anticipated commissioning process. During commissioning the facility increased incoming Municipal Solid Waste (“MSW”) and Commercial & Industrial (“C&I”) volumes resulting revenues for the year ended December 31, 2019 of $1,111,071, which is significantly less than its design capacity. During this commissioning period, revenues were primarily driven by fees associated with the receipt of inbound waste materials (“Tip” fees). During this period, the facility continued to further refine the solid recovered fuel (“SRF”) and quality assurance practices and as such the delivery of SRF and the associated revenues were not significant during this period. As a result of the protracted commissioning period, additional disposal fees were incurred as compared to management’s expectations. In mid-December of 2019, the company’s primary SRF customer, a local cement manufacturer (“Argos”), successfully completed the installation of its SRF feedline, allowing the company the ability to consistently accept SRF as an alternative to bituminous coal. Despite the completion of the feedline in Mid-December 2019, the delivery of SRF was delayed until 2020 as Argos experienced an operational shut down for routine scheduled maintenance and therefore could not accept any SRF during the month of December. The shutdown ran through Mid-February of 2020 with the feedline operational in late February 2020. In addition to experiencing higher than anticipated disposal costs during 2019, the EWV’s operating expenses, which amounted to $4,263,782 for the year ended December 31, 2019, were higher as compared to revenues, as the expenses related to operating the facility at full capacity (i.e. full labor support as well as full utilities) without the benefit of the operation achieving maximum inbound waste capacity and the sale of SRF. Consistent deliveries of SRF to Argos commenced toward the end of the first quarter of 2020 and is anticipated to lead to a normalization of revenues and disposal costs as the facility operates at designed levels of activities.

Comparable Units

The following summarizes the revenues for the year ended December 31, 2019 and 2018.

	Year Ended December 31,
	2019	2018
Revenue
Rental, service and maintenance	$1,946,597	$1,801,435
Equipment sales	186,780	547,737
Management advisory and other fees (related entity)	975,000	1,010,152
Total revenue	$3,108,377	$3,359,324

Overall comparable unit revenue decreased by $250,947 (7.5%), driven by a $360,957 (65.9%) decrease in equipment sales resulting from our strategic decision to not aggressively market the Revolution digesters to smaller deployment customers. Rental, service and maintenance increased by $145,162 (8.1%) as a result of an increase of $309,080 (26.3%) in rental revenues, which accounts for 76.2% and 65.2%, respectively of rental, service and maintenance for the years ended December 31, 2019 and 2018, offset by a decrease in billable service and parts that is the result of improved product design and quality. Management advisory and other fees decreased by $35,152 (3.5%) as a result of a decrease in project related special projects.

The product contribution from rental, service and maintenance increased by $245,213 (26.7%) from 2018 to 2019 as a result of improved margin rates of 59.7% in 2019, as compared to 50.9% in 2018. The product contribution from equipment sales decreased by $71,399 (49.2%) as a result of decreased sales offset by improved margins of 39.5% and 26.5% in 2019 and 2018, respectively. These increased margins were the result of higher margins on the Revolution digesters and the sale of used equipment that had lower cost basis.

The following summarizes selling, general and administrative expenses for the year ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Selling, general and administrative expenses
Personnel, excluding stock based compensation	$3,005,045	$3,789,417
Stock based compensation	1,083,789	813,734
Professional fees	751,523	859,892
Facility and office costs	392,298	378,758
Sales, marketing and other	518,507	835,522
Impairment on development site	346,654	-
Total selling, general and administrative expenses	$6,097,816	$6,677,323

Overall, selling, general and administrative expenses decreased by $579,507 (8.7%).

Personnel, excluding stock based compensation decreased by $784,372 (20.7%) as a result of decreased staffing that was initiated in late 2018 and continued into the first half of 2019 based on business needs, as well as decreases initiated during the second half of 2019. Stock based compensation increased by $270,054 (33.2%) as a result accelerating vesting of some personnel offset by forfeitures of unvested awards of separated employees.

Professional fees decreased by $108,369 (12.6%) primarily due to decreases of $258,957 (30.1%) in legal fees resulting from transactional and patent work decreases, a decrease of $44,500 in strategy consulting resulting from the settlement of a legal dispute, and a $5,421 (16.7%) decrease in public relations contract, offset by an increase of $135,073 (45.6%) in accounting fees resulting from the increase in our operations and tax research related to the Section 382 evaluation of net operating loss carry forwards and an increase of $65,437 (66.7%) in general investor relations ahead of our September 2019 common stock offering as well as after in improving stock liquidity.

Facility and office costs increased by $13,540 (3.6%) primarily as a result of an increase in service fees.

Sales, marketing and other decreased by $317,015 (37.9%) primarily as a result of decreases in travel and entertainment of $102,980 (12.6%), trade shows and other marketing of $28,274 (34.5%), regulatory costs, including those related to the 2018 uplisting to NASDAQ, of $63,004 (30.6%) and a net improvement in foreign currency exchange of $145,913 to a net benefit in 2019 from a net loss in 2018 as a result of the swing in the USD – GBP between the periods.

Impairment expenses of $346,654 were recognized in 2019 as the result of the abandonment of a HEBioT site prior to permitting.

Consolidated Company

Depreciation and amortization

Depreciation and amortization increased from the year ended December 31, 2018 to the year ended December 31, 2019 by $1,261,251 due primarily to $1,233,769 of depreciation and amortization related to the HEBioT facility, which came online in 2019.

 Other (income) expenses

The following summarizes other (income) expenses for the year ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Other (income) expenses
Gain on sale of affiliate investment	$(562,617)	$-
Equity loss in affiliate	-	601,927
Interest income	(69,930)	-
Interest expense	3,377,394	2,582,896
Expense incurred in warrant valuation and conversions	-	6,424,970
Total other (income) expenses	$2,744,847	$9,609,793

Other net expenses decreased from the year ended December 31, 2018 compared to the year ended December 31, 2019 by $6,864,946 due to a decrease of $6,424,970 in warrant valuation expense and a $1,164,544, increase in net gain on the sale of an affiliate investment, as compared to equity losses in affiliates in 2018. Net interest expense increased by $724,568, which is the result of $2,050,961 of net interest related to the HEBioT facility offset by $1,326,393 decrease in interest expense primarily as the result of conversions of debt to equity in February and April 2018 and from the completion of discount amortizations of the Company’s Series A preferred stock in late 2018.

Income tax

For the years ended December 31, 2019 and 2018 there was no net provision for income tax due to the losses incurred and management’s evaluation of the recovery of the tax asset resulting in net operating loss carryforward. As of December 31, 2019, the Company had net operating loss carryforwards of approximately $28,572,000 and $14,325,000 for federal and state income tax purposes, respectively. For purposes of Internal Revenue Code Section 382, the annual utilization of net operating loss carryovers are subject to limitation resulting from a more than 50% ownership change as determined under the regulations, which occurred during the year ended December 31, 2019. The federal net operating losses of approximately $14,200,000, generated in tax years beginning before January 1, 2018, will begin to expire in 2036 if not utilized. The balance of the net operating losses, approximately $14,372,000 do not expire.

 Liquidity and Capital Resources

The Company currently generates revenues from rental and sales of its digesters and related goods and services and revenues from the HEBioT technologies and management fees charged to an affiliate. The Company's other known sources of capital are common and preferred stock offerings, proceeds from private placements, issuance of notes payable, convertible notes payable, and investments, loans and advances from related and unrelated parties and cash from future revenues.

The Company will require additional financing in order to execute our business expansion and development plans and we may require additional financing in order to sustain substantial future business operations for an extended period of time. Subsequent to December 31, 2019, the Company designated a new series of preferred stock and raised $1,565,000 on 13,611 shares of the new series of preferred stock and 186,347 common stock warrants through April 6, 2020. The Company was funded $421,300 on May 13, 2020 through the Paycheck Protection Program and has applied for an additional $200,000, which has not yet been approved. While the Company has a history of obtaining adequate capital and maintaining liquidity, it is actively soliciting other forms of financing but do not have any firm commitments for additional financing. Should we not be able to obtain financing when required, in the amounts necessary to execute on our plans in full, or on terms which are economically feasible we may be unable to sustain the necessary capital to pursue our strategic plan and may have to reduce the planned future growth and scope of our operations.

For the year ended December 31, 2019, the Company had a consolidated net loss of $10,280,061, incurred a consolidated loss from operations of $7,535,214 and used net cash in consolidated operating activities of $7,134,600. At December 31, 2019, consolidated total stockholders’ equity amounted to $7,369,725, consolidated stockholders’ equity attributable to parent amounted to $2,024,143 and the Company had a consolidated working capital deficit of $5,351,686. The Company does not yet have a history of financial profitability. Historically, the principal source of liquidity has been the issuance of debt and equity securities. Presently, the Company does not have firm commitments to fully fund its future operational and strategic plans, although subsequent to December 31, 2019 the Company raised $1,565,000 from the issuance of Series F Redeemable, Convertible Preferred Stock and warrants. The Company was funded $421,300 on May 13, 2020 through the Paycheck Protection Program and has applied for an additional $200,000, which has not yet been approved. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash

As of December 31, 2019 and December 31, 2018, the Company had unrestricted cash balances of $1,847,526 and $2,410,709, respectively.

Borrowings and Debt

The table below presents borrowings as of December 31, 2019 at net carrying amount and at face amount as due at their future maturities.

		Due in:
	December 31, 2019	2020	2021	2022	2023	2024 and thereafter	Total
Line of credit	$1,479,848	$1,500,000	$-	$-	$-	$-	$1,500,000
Advance from related party	210,000	210,000	-	-	-	-	210,000
Notes payable	100,000	100,000	-	-	-	-	100,000
Junior note	949,434	-	-	-	-	1,044,477	1,044,477
Senior note payable	4,160,490	-	1,875,000	2,500,000	625,000	-	5,000,000
West Virginia EDA Bond	31,207,426	1,390,000	1,470,000	1.175,000	1,265,000	27,700,000	33,000,000
Vehicle loans	12,806	4,605	4,380	3,821	-	-	12,806
Total	$38,120,004	$3,204,605	$3,349,380	$3,678,821	$1,890,000	$28,744,477	$40,867,283

Cash Flows

Cash Flows from Operating Activities

We used $7,134,600 of cash in operating activities during the year ended December 31, 2019, an increase of $1,090,456 over $ 6,044,144 of cash used in operating activities during the year ended December 31, 2018. Our net loss during the year ended December 31, 2019 of $10,280,061 was reduced by $3,274,240 of non-cash income and expenses resulting in $7,005,821 of operational cash usage before changes in operational assets and liabilities, as compared to operational cash usage before changes in operational assets and liabilities of $4,846,910 for the year ended December 31, 2018. This $2,158,911 increase in usage before changes in operational assets and liabilities was primarily driven by an increase of $3,721,990 at EWV offset by an improvement of $1,563,079 at the Comparable units.

27

Cash Flows from Investing Activities

Net Cash used in investing activities amounted to $2,879,385 for the year ended December 31, 2019, which was principally comprised of $5,111,209 of facility investments at the HEBioT plant, offset by the sale proceeds of $2,250,000 from the sale of our investment in affiliate. Net Cash used in investing activities amounted to $691,216 for the year ended December 31, 2018, before recognizing the $6,773,384 in cash provided by the control acquisition of Entsorga West Virginia, LLC

Cash Flows from Financing Activities

Cash provided by financing activities amounted to $6,346,741 for the year ended December 31, 2019, compared to $8,151,235 for the year ended December 31, 2018, a decrease of $1,804,494. During the year ended December 31, 2018, we received $4,808,057 of proceeds from the issuance of common and preferred stock. In 2019 and 2018, we also had non-controlling member contributions to a consolidated subsidiary of $1,400,000 and $3,500,000, respectively.

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

Product and Services Revenue Recognition — The Company records revenue based on a five-step model in accordance with ASC 606, Revenue from Contracts with Customers, which require that we: 1.Identify the contract with a customer; 2. Identify the performance obligations in the contract; 3. Determine the transaction price of the contract; 4. Allocate the transaction price to the performance obligations in the contract, and; 5. Recognize revenue when the performance obligations are met or delivered.

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

The Company selected the practical expedient not to separate non-lease components from lease components. The Company recognizes revenue from the rental of the digester units ratably on a monthly basis over the term of the lease, as it has determined that the rental agreements entered into in connection with its digester units qualify as operating leases, for which the Company is the operating lessor. In order to determine lease classification as operating, the Company evaluates the terms of the rental agreement to determine if the lease includes any provisions which would indicate sales type lease treatment.

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

28

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

Recently Issued Accounting Standards

During the year ended December 31, 2019, the Company adopted the following recent accounting standards:

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

The Company has not yet implemented the following accounting standard:

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This standard requires an allowance to be recorded for all expected credit losses for certain financial assets. The new standard introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments. ASU 2016-13 is effective for public companies for interim and annual period beginning December 15, 2020. Entities are required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company has not yet adopted this update and is currently evaluating the effect this new standard will have on its financial condition and results of operations.

29

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

Management’s Annual Report on Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2019, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended and determined there to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Because of our limited operations we have a small number of employees which prohibits a segregation of duties, which results in a material weakness over disclosure controls and procedures, as well as internal control over financial reporting. As we grow and expand our operations, we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

As reported above, on February 7, 2018, Lemartec Corporation (“Lemartec”) filed a complaint against the Company in the United States District Court for the Northern District of West Virginia arising out of the construction of the Company’s resource recovery facility in Martinsburg, West Virginia alleging breach of contract and unjust enrichment. The Company has filed its answer and counterclaims for damages against Lemartec and cross claims against Lemartec’s performance bond surety, Philadelphia Indemnity Insurance Company. Trial was last expected to begin in August 2020. Subsequent to year end, on March 12, 2020 the Company entered into a settlement agreement and full and final mutual release with Lemartec that provides that the Company pay Lemartec $775,000 in installments of $475,000 upon entering into the agreement and $25,000 each month thereafter for 12 months. The effect of this settlement has been reflected in the Company’s consolidated financial statements as of December 31, 2019.

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

Item 11. Executive Compensation

The information set forth under Item 11 is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2020 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information set forth under Item 12 is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2020 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under Item 13 is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2020 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information set forth under Item 14 is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2020 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS

Number	Description
2.1	Agreement of Merger and Plan of Reorganization between Swift Start Corp., BioHiTech Global, Inc. and Bio Hi Tech America, LLC, dated August 6, 2015 (previously filed as Exhibit 2.1 of the Current Report on Form 8-K filed on August 11, 2015 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of BioHiTech Global, Inc., dated August 6, 2015 (previously filed as Exhibit 3.1 of the Current Report on Form 8-K filed on August 11, 2015 and incorporated herein by reference).

3.2	Certificate of Amendment to Certificate of Incorporation of BioHiTech Global, Inc., dated June 12, 2017 (previously filed as Exhibit 3.1 of the Current Report on Form 8-K filed on June 15, 2017 and incorporated herein by reference).

3.3	Bylaws (previously filed as Exhibit 3.2 of the Registration Statement on Form S-1 filed on November 7, 2013 and incorporated herein by reference).

3.4	Certificate of Formation of Bio Hi Tech America, LLC (previously filed as Exhibit 3.3 of the Current Report on Form 8-K filed on August 11, 2015 and incorporated herein by reference).

3.5	Second Amended and Restated Operating Agreement of Bio Hi Tech America, LLC (previously filed as Exhibit 3.4 of the Current Report on Form 8-K filed on August 11, 2015 and incorporated herein by reference).

4.1	2015 Equity Incentive Plan (previously filed as Exhibit 4.1 of the Annual Report on Form 10-K filed on March 29, 2016 and incorporated herein by reference).

4.2	2017 Executive Equity Incentive Plan (previously filed as Appendix A to the Proxy Statement filed on May 15, 2017 and incorporated herein by reference).

4.3	Specimen stock certificate for common stock (previously filed as Exhibit 4.1 to the Registration Statement on Form S-8 filed on June 11, 2018 and incorporated herein by reference).

4.4	Certificate of Designation of Series A Convertible Preferred Stock (previously filed as Exhibit 4.1 of the Current Report on Form 8-K filed on November 3, 2017 and incorporated herein by reference).

4.5	Certificate of Designation of Series B Convertible Preferred Stock (previously filed as Exhibit 4.1 of the Current Report on Form 8-K filed on January 4, 2018 and incorporated herein by reference).

4.6	Certificate of Designation of Series C Convertible Preferred Stock (previously filed as Exhibit 10.4 of the Current Report on Form 8-K filed on February 6, 2018 and incorporated herein by reference).

4.7	Certificate of Designation of Series E Convertible Preferred Stock (previously filed as Exhibit 4.1 of the Current Report on Form 8-K filed on December 18, 2018 and incorporated herein by reference).

4.8	Certificate of Designation of Series D Convertible Preferred Stock (previously filed as Exhibit 4.8 of the Quarterly Report on Form 10-Q filed on May 15, 2019 and incorporated herein by reference).

4.9	Certificate of Amendment of Certificate of Designation of Series D Convertible Preferred Stock (previously filed as Exhibit 4.9 of the Quarterly Report on Form 10-Q filed on May 15, 2019 and incorporated herein by reference).

4.10	Certificate of Designation of Series F Redeemable, Convertible Preferred Stock of BioHiTech Global, Inc. (previously filed as Exhibit 4.1 on the Current Report on Form 8-K filed March 18, 2020 and incorporated herein by reference).

10.1	Form of Securities Purchase Agreement (previously filed as Exhibit 10.1 of the Current Report on Form 8-K filed on April 4, 2017 and incorporated herein by reference).

10.2	Form of Convertible Note (previously filed as Exhibit 4.1 of the Current Report on Form 8-K filed on August 2, 2016 and incorporated herein by reference).

10.3	Form of Convertible Promissory Note (previously filed on Exhibit 10.1 of the Current Report on Form 8-K filed on October 6, 2016 and incorporated herein by reference).

10.4	Form of Warrant (previously filed on Exhibit 10.1 of the Current Report on Form 8-K filed on October 6, 2016 and incorporated herein by reference).

10.5	Form of Convertible Promissory Note (previously filed as Exhibit 10.2 of the Current Report on Form 8-K filed on April 4, 2017 and incorporated herein by reference).

10.6	Form of Warrant (previously filed as Exhibit 10.3 of the Current Report on Form 8-K filed on April 4, 2017 and incorporated herein by reference).

10.7	Form of Convertible Promissory Note (previously filed as Exhibit 10.2 of the Current Report on Form 8-K filed on May 26, 2017 and incorporated herein by reference).

10.8	Form of Warrant (previously filed as Exhibit 10.3 of the Current Report on Form 8-K filed on May 26, 2017 and incorporated herein by reference).

10.9	Form of Convertible Promissory Note (previously filed as Exhibit 10.2 of the Current Report on Form 8-K filed on July 12, 2017 and incorporated herein by reference).

10.10	Form of Warrant (previously filed as Exhibit 10.3 of the Current Report on Form 8-K filed on July 12, 2017 and incorporated herein by reference).

10.11	Technology License Agreement between BioHiTech Global, Inc., E.N.A. Renewables LLC and Entsorgafin S.P.A., dated November 1, 2017 (previously filed as Exhibit 10.1 of the Current Report on Form 8-K filed on November 2, 2017 and incorporated herein by reference).

10.12	Registration Rights Agreement between BioHiTech Global, Inc., E.N.A. Renewables LLC and Entsorgafin S.p.A., dated November 1, 2017 (previously filed as Exhibit 10.2 of the Current Report on Form 8-K filed on November 2, 2017 and incorporated herein by reference).

10.13	Form of Warrant (previously filed as Exhibit 4.2 of the Current Report on Form 8-K filed on January 4, 2018 and incorporated herein by reference).

10.14	Membership Interest Purchase Agreement for Gold Medal Group, LLC, dated January 25, 2018 (previously filed as Exhibit 10.1 of the Current Report on Form 8-K filed on January 30, 2018 and incorporated herein by reference).

10.15	Note Purchase and Security Agreement between the Company and Michaelson Capital Special Finance Fund II, L.P., dated February 2, 2018 (previously filed as Exhibit 10.1 of the Current Report on Form 8-K filed on February 6, 2018 and incorporated herein by reference).

10.16	Senior Secured Term Note in favor of Michaelson Capital Special Finance Fund II, L.P., dated February 2, 2018 (previously filed as Exhibit 10.2 of the Current Report on Form 8-K filed on February 6, 2018 and incorporated herein by reference).

10.17	Securities Exchange and Note Purchase Agreement between the Company and Frank E. Celli, dated February 2, 2018 (previously filed as Exhibit 10.3 of the Current Report on Form 8-K filed on February 6, 2018 and incorporated herein by reference).

10.18	Junior Promissory Note in favor of Frank E. Celli, dated February 2, 2018 (previously filed as Exhibit 10.5 of the Current Report on Form 8-K filed on February 6, 2018 and incorporated herein by reference).

10.19	Credit Agreement between Comerica Bank and BHT Financial, LLC, dated February 2, 2018 (previously filed as Exhibit 10.1 of the Current Report on Form 8-K filed on February 8, 2018 and incorporated herein by reference).

10.20	Master Revolving Note in favor of Comerica Bank, dated February 2, 2018 (previously filed as Exhibit 10.2 of the Current Report on Form 8-K filed on February 8, 2018 and incorporated herein by reference).

10.21	First Amendment to Original Issue Discount Convertible Promissory Note between the Company and holders of the Series C Original Issue Discount Convertible Promissory Notes, dated February 2, 2018 (previously filed as Exhibit 10.3 of the Current Report on Form 8-K filed on February 8, 2018 and incorporated herein by reference).

10.22	Common Stock Purchase Warrant in favor of the holders of the Series C Original Issue Discount Convertible Promissory Notes dated February 2, 2018 (previously filed as Exhibit 10.4 of the Current Report on Form 8-K filed on February 8, 2018 and incorporated herein by reference).

10.23	Membership Interest Purchase and Sale Agreement between the Company, Entsorga USA, Inc. and Entsorga West Virginia LLC, dated November 28, 2018 (previously filed as Exhibit 99.1 on the Current Report on Form 8-K filed on December 4, 2018 and incorporated herein by reference).

10.24	Contribution and Transaction Agreement among Refuel America, LLC, Gold Medal Group, LLC, the Company and E.N.A. Renewables, LLC, dated December 14, 2018 (previously filed as Exhibit 99.4 on the Current Report on Form 8-K filed on December 20, 2018 and incorporated herein by reference).

10.25	Form of Investor Subscription Agreement Series D Convertible Preferred Stock (previously filed as Exhibit 10.25 on the Quarterly Report on Form 10-Q filed on May 15, 2019 and incorporated herein by reference).

10.26	Form of Common Stock Warrant Issued with Series D Convertible Preferred Stock (previously filed as Exhibit 10.26 on Quarterly Report on Form 10-Q filed on May 15, 2019 and incorporated herein by reference).

10.27	Form of Securities Purchase Agreement dated September 5, 2019 between BioHiTech Global, Inc. and certain purchasers (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 6, 2019 and incorporated herein by reference).

10.28	Placement Agent Agreement dated September 5, 2019 by and between BioHiTech Global, Inc. and Spartan Capital Securities, LLC (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 6, 2019 and incorporated herein by reference).

10.29	Form of Placement Agent Warrant (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 6, 2019 and incorporated herein by reference).

10.30	Product and Service Supply Agreement between BioHiTech America LLC and Carnival Corporation, Carnival plc and specified operating companies dated December 18, 2019. (Certain portions of this Exhibit have been omitted) (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 30, 2020and incorporated herein by reference).

10.31	Form of Securities Purchase Agreement of the Registrant’s Series F Redeemable, Convertible Preferred Stock and Warrants (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 18, 2020 and incorporated herein by reference).

10.32	Form of Common Stock Purchase Warrant to be issued together with the Registrant’s Series F Redeemable, Convertible Preferred Stock and Warrants (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 18, 2020 and incorporated herein by reference).

10.33	Loan Agreement under the SBA Paycheck Protection Program dated May 12, 2020 of BioHiTech America, LLC and Comerica Bank (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 14, 2020 and incorporated herein by reference).

10.34	Note under the SBA Paycheck Protection Program dated May 12, 2020 of BioHiTech America, LLC and Comerica Bank (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 14, 2020 and incorporated herein by reference).

14.1	Code of Business Conduct and Ethics (previously filed as Exhibit 14.1 on the Annual Report on Form 10-K filed on March 29, 2017 and incorporated herein by reference).

21.1	List of Subsidiaries.*

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Schema Document.*

101.CAL	XBRL Calculation Linkbase Document.*

101.DEF	XBRL Definition Linkbase Document.*

101.LAB	XBRL Label Linkbase Document.*

101.PRE	XBRL Presentation Linkbase Document.*

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 22, 2020

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

May 22, 2020	/s/ Frank E. Celli
Name: Frank E. Celli
Title: Chairman, Chief Executive Officer
(Principal Executive Officer)

May 22, 2020	/s/ Brian C. Essman
Name: Brian C. Essman
Title: Chief Financial Officer and Treasurer (Principal Financial Officer)

May 22, 2020	/s/ James D. Chambers
Name: James D. Chambers
Title: Director

May 22, 2020	/s/ Anthony Fuller
Name: Anthony Fuller
Title: Director

May 22, 2020	/s/ Robert A. Graham
Name: Robert A. Graham
Title: Director

May 22, 2020	/s/ Harriet Hentges
Name: Harriet Hentges
Title: Director

May 22, 2020	/s/ Douglas M. VanOort
Name: Douglas M. VanOort
Title: Director

BioHiTech Global, Inc. and Subsidiaries

BioHiTech Global, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2019	2018
Revenue
Rental, service and maintenance	$1,946,597	$1,801,435
Equipment sales	186,780	547,737
HEBioT (related entity)	1,111,071	-
Management advisory and other fees (related entity)	975,000	1,010,152
Total revenue	4,219,448	3,359,324
Operating expenses
HEBioT processing (related entity)	2,064,139	-
Rental, service and maintenance	784,291	884,342
Equipment sales	113,063	402,621
Selling, general and administrative	7,063,691	6,741,561
Depreciation and amortization	1,729,478	468,227
Total operating expenses	11,754,662	8,496,751
Loss from operations	(7,535,214)	(5,137,427)
Other (income) expenses
Gain on sale of affiliate investment	(562,617)	-
Equity loss in affiliate	-	601,927
Interest income	(69,930)	-
Interest expense	3,377,394	2,582,896
Expense incurred in warrant valuation and conversions	-	6,424,970
Total other (income) expenses	2,744,847	9,609,793
Net loss	(10,280,061)	(14,747,220)
Net loss attributable to non-controlling interests	(2,657,113)	(76,890)
Net loss attributable to Parent	(7,622,948)	(14,670,330)
Other comprehensive income (loss)
Foreign currency translation adjustment	(48,159)	43,611
Comprehensive loss	$(7,671,107)	$(14,626,719)

Net loss attributable to Parent	$(7,622,948)	$(14,670,330)
Preferred stock dividends	(721,987)	(492,639)
Deemed dividend on down round feature	(405,324)	-
Net loss attributable to common shareholders	(8,750,259)	(15,162,969)
Net loss per common share - basic and diluted	$(0.56)	$(1.11)
Weighted average number of common shares outstanding - basic and diluted	15,668,679	13,616,268

See accompanying notes to consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2019	2018
Assets
Current Assets
Cash	$1,847,526	$2,410,709
Restricted cash	1,133,581	4,195,148
Accounts receivable, net (related entity $1,370,867 and $168,588 as of December 31, 2019 and 2018, respectively)	2,155,921	403,298
Inventory	467,784	499,848
Prepaid expenses and other current assets	126,357	66,425
Total Current Assets	5,731,169	7,575,428
Restricted cash	2,555,845	2,520,523
Equipment on operating leases, net	1,724,998	1,748,887
HEBioT facility, equipment, fixtures and vehicles, net	37,421,333	49,028
HEBioT facility under construction, net	-	33,104,007
Operating lease right of use assets	945,047	-
Investment in unconsolidated affiliates	-	1,687,383
MBT facility development and license costs	8,049,929	8,475,408
Goodwill	58,000	58,000
Other assets	53,726	97,433
Total Assets	$56,540,047	$55,316,097

Continued on following page.

See accompanying notes to consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Consolidated Balance Sheets, continued:

	December 31,
	2019	2018
Liabilities and Stockholders' Equity
Current Liabilities:
Line of credit, net of financing costs of $20,152 and $30,670 as of December 31, 2019 and 2018, respectively	$1,479,848	$1,469,330
Advance from related party	210,000	-
Accounts payable (related entity $2,531,034 and $160,761 as of December 31, 2019 and 2018, respectively)	4,688,339	1,310,998
Accrued interest payable	1,148,570	959,927
Accrued expenses and liabilities	1,926,965	3,354,124
Deferred revenue	89,736	98,596
Customer deposits	44,792	7,683
Note payable	100,000	-
Current portion of WV EDA Senior Secured Bonds payable	1,390,000	-
Current portion of long term debt	4,605	9,165
Total Current Liabilities	11,082,855	7,209,823
Note payable	-	100,000
Junior note due to related party, net of unamortized discounts of $95,043 and $118,266 as of December 31, 2019 and 2018, respectively	949,434	926,211
Accrued interest (related party)	1,510,193	1,305,251
WV EDA Senior Secured Bonds payable, net of financing costs of $1,792,574 and $1,914,098 as of December 31, 2019 and 2018, respectively	29,817,426	31,085,902
Senior Secured Note, net of financing costs of $113,268 and $160,017 and unamortized discounts of $726,242 and $988,678, as of December 31, 2019 and 2018, respectively	4,160,490	3,851,305
Non-current lease liabilities	915,170	-
Long-term debt, net of current portion	8,201	12,806
Total Liabilities	48,443,769	44,491,298
Series A redeemable convertible preferred stock, 333,401 shares designated and issued, and 145,312 and 163,312 outstanding as of December 31, 2019 and 2018, respectively, net of current portion	726,553	816,553
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 3,179,120 and 3,159,120 designated as of December 31, 2019 and 2018, 1,922,603 issued and 856,181 outstanding as of December 31, 2019 and 1,922,603 issued and 1,155,331 outstanding as of December 31, 2018:
Series B Convertible preferred stock, 1,111,200 shares designated: 428,333 shares issued, no shares outstanding as of December 31, 2019 and 2018	-	-
Series C Convertible preferred stock, 1,000,000 shares designated, 427,500 shares issued and outstanding as of December 31, 2019 and 2018	3,050,142	3,050,142
Series D Convertible preferred stock, 20,000 shares designated: 18,850 shares issued and outstanding as of December 31, 2019 and no shares issued and outstanding as of December 31, 2018	1,505,262	-
Series E Convertible preferred stock, 714,519 shares designated: 714,519 shares issued, 264,519 and 564,519 outstanding as of December 31, 2019 and 2018, respectively	698,330	1,490,330
Common stock, $0.0001 par value, 50,000,000 shares authorized, 17,300,899 and 14,802,956 shares issued and outstanding as of December 31, 2019 and 2018, respectively	1,730	1,480
Additional paid in capital	49,597,059	43,452,963
Accumulated deficit	(52,785,242)	(44,594,385)
Accumulated other comprehensive income (loss)	(43,138)	5,021
Stockholders’ equity attributable to Parent	2,024,143	3,405,551
Stockholders’ equity attributable to non-controlling interests	5,345,582	6,602,695
Total Stockholders’ Equity	7,369,725	10,008,246
Total Liabilities and Stockholders’ Equity	$56,540,047	$55,316,097

See accompanying notes to consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2018
Cash flows used in operating activities:
Net loss	$(10,280,061)	$(14,747,220)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,729,478	468,228
Provision for bad debts	89,897	25,477
Share based employee compensation	1,099,567	836,372
Fees paid in stock and warrants	-	45,461
Interest resulting from amortization of financing costs and discounts	522,101	1,497,875
Gain on sale of affiliate investment	(562,617)	-
Equity loss in affiliate	-	601,927
Interest resulting from warrants valued upon conversion of host debt instruments	-	6,424,970
Warrants modification	49,160	-
Loss resulting from abandonment of MBT site	346,654	-
Changes in operating assets and liabilities	(128,779)	(1,197,234)
Net cash used in operating activities	(7,134,600)	(6,044,144)

Cash flows used in investing activities:
Construction in-progress and purchases of equipment, fixtures and vehicles	(5,111,209)	(329,575)
Cash acquired from control acquisition of Entsorga West Virginia, LLC	-	6,773,384
Proceeds from sale of investment in affiliate	2,250,000	-
MBT facility development costs incurred	(84,176)	(361,641)
MBT facility development costs refunded	66,000	-
Net cash provided by (used in) investing activities	(2,879,385)	6,082,168

Cash flows from financing activities:
Proceeds from common stock issuance, net of offering costs	3,035,557	-
Proceeds from issuance of senior secured credit facility and common stock	-	5,000,000
Repayment of line of credit facility	-	(2,463,736)
Proceeds from new line of credit facility	-	1,500,000
Exercise of employee stock options	-	61,977
Proceeds from the sale of Series D convertible preferred stock units	1,772,500	-
Payment of financing costs	(62,151)	(246,131)
Repayments of long-term debt	(9,165)	(8,875)
Proceeds from issuance of preferred stock and warrants	-	1,125,000
Investment in subsidiary by non-controlling interest	1,400,000	3,500,000
Redemption of Series A preferred stock	-	(317,000)
Advance from related party, net	210,000	-
Net cash provided by financing activities	6,346,741	8,151,235
Effect of exchange rate on cash	77,816	36,009
Net change in cash (restricted and unrestricted)	(3,589,428)	8,225,268
Cash - beginning of period (restricted and unrestricted)	9,126,380	901,112
Cash - end of period (restricted and unrestricted)	$5,536,952	$9,126,380

Note 22 includes supplemental cash flow information, non-cash investing and financing activities and changes in operating assets and liabilities.

See accompanying notes to consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Statement of Stockholders’ Equity Attributable to Parent for the Years Ended December 31, 2019 and 2018:

	Preferred Stock		Common Stock		Additional Paid in	Accumulated Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Other Loss	Deficit	Total
Balance, January 1, 2018	160,000	$699,332	9,598,208	$960	$17,752,990	$(38,590)	$(29,431,416)	$(11,016,724)
Issuance of Series B preferred stock	268,333	1,068,039	-	-	273,626	-	-	1,341,665
Issuance of Series C preferred stock	427,500	3,050,142	-	-	1,360,681	-	-	4,410,823
Issuance of Series E preferred stock	714,519	1,886,330	-	-	-	-	-	1,886,330
Common stock issued for acquisition of Gold Medal Group	-	-	500,000	50	2,249,950	-	-	2,250,000
Share-based employee and director compensation	-	-	-	-	836,372	-	-	836,372
Exercise of employee options	-	-	16,527	2	61,975	-	-	61,977
Share-based professional services compensation	-	-	96,179	10	170,784	-	-	170,794
Conversion of debt into common stock	-	-	3,304,140	330	9,090,045	-	-	9,090,375
Interest on converted debt in common stock	-	-	196,050	20	915,680	-	-	915,700
Conversion of Series B preferred stock into common stock	(428,333)	(1,767,371)	480,067	48	1,767,323	-	-	-
Conversion of Series A preferred stock into common stock	-	-	118,542	11	533,434	-	-	533,445
Conversion of Series E preferred stock into common stock	(150,000)	(396,000)	150,000	15	395,985	-	-	-
Common stock issued in connection with debt financings	-	-	320,000	32	1,212,089	-	-	1,212,121
Warrants valued in connection with debt conversions and amendments	-	-	23,243	2	6,424,968	-	-	6,424,970
Foreign currency translation adjustment	-	-	-	-	-	43,611	-	43,611
Preferred stock dividends	-	-	-	-	407,061	-	(492,639)	(85,578)
Net loss	-	-	-	-	-	-	(14,670,330)	(14,670,330)
Balance at December 31, 2018	992,019	4,540,472	14,802,956	1,480	43,452,963	5,021	(44,594,385)	3,405,551
Issuance of registered common shares, net of offering costs	-	-	1,877,666	188	3,035,369	-	-	3,035,557
Series D preferred stock issuance	18,850	1,505,262	-	-	267,238	-	-	1,772,500
Series E preferred stock conversion	(300,000)	(792,000)	300,000	30	791,970	-	-	-
Share-based employee and director compensation	-	-	84,166	8	1,099,559	-	-	1,099,567
Issuance of restricted stock	-	-	75,000	8	205,492	-	-	205,500
Series A preferred stock conversion into common shares	-	-	50,000	5	89,995	-	-	90,000
Warrant modification	-	-	-	-	49,160	-	-	49,160
Deemed dividend on down round feature	-	-	-	-	405,324	-	(405,324)	-
Preferred stock dividends	-	-	111,111	11	199,989	-	(162,585)	37,415
Net loss	-	-	-	-	-	-	(7,622,948)	(7,622,948)
Foreign currency translation adjustment	-	-	-	-	-	(48,159)	-	(48,159)

Balance at December 31, 2019	710,869	$5,253,734	17,300,899	$1,730	$49,597,059	$(43,138)	$(52,785,242)	$2,024,143

Statement of Stockholders’ Equity Attributable to Non-Controlling Interests in Consolidated Subsidiaries for the Years Ended December 31, 2019 and 2018:

	Non- Controlling	Accumulated
	Equity Interest	Deficit	Total
Balance, January 1, 2018	$-	$-	$-
Equity interest of non-controlling equity holders of Entsorga West Virginia, LLC and Refuel America LLC and subsidiaries through December 13, 2018	6,679,585	-	6,679,585
Net loss from December 14, 2018 to December 31, 2018	-	(76,890)	(76,890)
Balance at December 31, 2018	6,679,585	(76,890)	6,602,695
Investment by non-controlling interest	1,400,000	-	1,400,000
Net loss	-	(2,657,113)	(2,657,113)

Balance at December 31, 2019	$8,079,585	$(2,734,003)	$5,345,582

See accompanying notes to consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2019 and 2018

Note 1. Basis of Presentation and Going Concern

Nature of Operations - BioHiTech Global, Inc. (the “Company” or “BioHiTech”) through its wholly-owned and its controlled subsidiaries offers cost-effective and technologically innovative advancements integrating technological, biological and mechanical engineering solutions for the control, reduction and / or reuse of organic and municipal waste.

As of December 31, 2019 and 2018, the Company’s active wholly-owned subsidiaries were BioHiTech America, LLC, BioHiTech Europe Limited, BHT Financial, LLC and E.N.A. Renewables LLC, and its controlled subsidiary was Refuel America LLC (60%) and its wholly-owned subsidiaries Apple Valley Waste Technologies Buyer, Inc., Apple Valley Waste Technologies, LLC, New Windsor Resource Recovery LLC and Rensselaer Resource Recovery LLC and its controlled subsidiary Entsorga West Virginia LLC (88.7% and 78.2% as of December 31, 2019 and 2018, respectively).

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

Going Concern and Liquidity - For the year ended December 31, 2019, the Company had a consolidated net loss of $10,280,061, incurred a consolidated loss from operations of $7,535,214 and used net cash in consolidated operating activities of $7,134,600. At December 31, 2019, consolidated total stockholders’ equity amounted to $7,369,725, consolidated stockholders’ equity attributable to parent amounted to $2,024,143 and the Company had a consolidated working capital deficit of $5,351,686. The Company does not yet have a history of financial profitability. Historically, the principal source of liquidity has been the issuance of debt and equity securities. Presently, the Company does not have firm commitments to fully fund its future operational and strategic plans, although subsequent to December 31, 2019 the Company raised $1,565,000 from the issuance of Series F Redeemable, Convertible Preferred Stock and warrants. The Company was funded $421,300 on May 13, 2020 through the Paycheck Protection Program (See Note 24) and has applied for an additional $200,000, which has not yet been approved. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
As of and for the Years Ended December 31, 2019 and 2018

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
As of and for the Years Ended December 31, 2019 and 2018

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

Buildings, Equipment, Fixtures and Vehicles, Including Equipment Leased to Others — Buildings, equipment, fixtures and vehicles, including equipment leased to others, is stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, as follows:

Years
HEBioT facility	30
HEBiot equipment	15
Equipment leased to others	5 - 7
Computer software and hardware	3 - 5
Vehicles	5
Furniture and fixtures	7 - 15

The Company’s High Efficiency Biological Treatment (“HEBioT”) facility located in West Virginia was under construction through March 31, 2019. Included in the capitalized costs are construction, legal, leasehold improvements, and interest.

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
As of and for the Years Ended December 31, 2019 and 2018

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

Shipping Costs — Shipping and handling charges are recorded gross in both the revenue and in cost of revenue and amounted to $96,481 and $100,059 for the years ended December 31, 2019 and 2018, respectively.

Advertising — The Company expenses advertising costs as incurred. Advertising expense amounted to $56,742 and $81,901 for the years ended December 31, 2019 and 2018, respectively.

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
As of and for the Years Ended December 31, 2019 and 2018

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
As of and for the Years Ended December 31, 2019 and 2018

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

	(Unaudited)
	2019	2018
Revenue	$4,219,448	$3,359,324
Net loss attributable to Parent	(7,622,948)	(15,062,634)
Proforma earnings per share – basic and diluted	(0.56)	(1.13)

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
As of and for the Years Ended December 31, 2019 and 2018

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

Through December 14, 2018, the Company had recognized losses through equity accounting of $193,102 for the year ended December 31, 2018, resulting in a carrying balance amounting to $823,161 as of December 14, 2018. As a result of the acquisition of additional membership units and change in control, this previously held equity investment was valued at fair value amounting to $976,953 with the corresponding gain of $153,792 reflected as in equity loss in affiliate in the accompanying consolidated statement of operations and comprehensive loss.

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

As of December 31, 2019, the Company had no investments in unconsolidated investments as a result of its July 3, 3019 sale of its investment in Gold Medal Group, LLC (“GMG”), which was comprised of 2,250,000 GMG Investment Preferred Units and 2,250,000 Class A Common Units, to Gold Medal Equity, LLC (“GME”), the parent entity to GMG for total compensation of $2,250,000. As of July 3, 2019 these investments were carried by the Company with an adjusted cost of $1,687,383 resulting in a gain of $562,617 on July 3, 2019, which was recorded as gain on sale of affiliate investment in the accompanying consolidated statements of operations and comprehensive loss.

Note 5. Accounts Receivable, net

Accounts receivable consists of the following as of December 31:

	2019	2018
Accounts receivable	$2,325,959	$513,336
Less: allowance for doubtful accounts receivable	(170,038)	(110,038)
	$2,155,921	$403,298

Allowance for doubtful accounts activities are as follows for the years ended December 31:

	2019	2018
Balance at beginning of year	$(110,038)	$(134,288)
Provision for doubtful accounts	(103,499)	(25,477)
Amounts written off	43,499	49,727
Balance at end of year	$(170,038)	$(110,038)

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2019 and 2018

Note 6. Inventory

Inventory, comprised of finished goods and parts or assemblies, consist of the following as of December 31:

	2019	2018
Equipment	$119,996	$169,540
Parts and assemblies	347,788	330,308
	$467,784	$499,848

Note 7. Equipment on Operating Leases, net

Equipment on operating leases consist of the following as of December 31:

	2019	2018
Leased equipment	$3,138,951	$3,054,097
Less: accumulated depreciation	(1,413,953)	(1,305,210)
	$1,724,998	$1,748,887

During the year ended December 31, 2019 and 2018, depreciation expense on equipment on operating lease, amounted to $431,833 and $353,189, respectively.

The Company is a lessor of digester units under non-cancellable operating lease agreements expiring through June 2025. These leases generally have terms of three to five years and do not contain stated extension periods or options for the lessee to purchase the underlying assets. At the end of the leases, the lessee may enter into a new lease or return the asset, which would be available to the Company for releasing. During the year ended December 31, 2019 and 2018, revenue under the agreements, which is included in rental, service and maintenance revenue, amounted to $1,483,852 and $1,174,772, respectively.

The minimum future estimated contractual payments to be received under these leases as of December 31, 2019 is as follows:

Year ending December 31,
2020	$1,357,645
2021	984,500
2022	684,095
2023	446,460
2024 and thereafter	127,209
$3,599,909

Note 8. HEBioT Facility, Equipment, Fixtures and Vehicles, net

HEBioT facility, equipment, fixtures and vehicles consist of the following as of December 31:

	2019	2018
HEBioT facility	$31,142,974	$-
HEBioT equipment	7,388,896	-
Computer software and hardware	112,629	112,500
Furniture and fixtures	48,196	48,196
Vehicles	50,319	50,319
	38,743,014	211,015
Less: accumulated depreciation and amortization	(1,321,681)	(161,987)
	$37,421,333	$49,028

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2019 and 2018

During the year ended December 31, 2019, depreciation expense relating to the HEBioT facility and equipment amounted to $1,139,269. During the years ended December 31, 2019 and 2018, depreciation expense relating to computers software and hardware, furniture and fixtures and vehicles amounted to $20,343 and $24,838, respectively.

The Company’s HEBioT facility in Martinsburg, West Virginia accepted its first test loads of solid municipal waste on March 29, 2019 to commence commissioning and equipment calibration. The Company capitalizes all costs incurred to bring an asset to the condition and location necessary for its intended use. Included in the capitalized costs are construction, specialized equipment, legal, leasehold improvements, and interest. Capitalized interest relates to the State of West Virginia Revenue Bonds and amounted to $618,706 for the year ended December 31, 2019. The facility, while continuing commissioning, was placed in service on April 1, 2019.

Note 9. MBT Facility Development and License Costs

MBT Facility Development and License Costs consist of the following as of December 31:

	2019	2018
MBT Projects
New Windsor, New York:
Land acquisition	$-	$66,000
Legal	-	46,030
Survey and engineering	-	300,624
	-	412,654
Rensselaer, New York:
Survey and engineering	235,229	153,554
Total MBT projects	235,229	566,208
Technology Licenses
Future site	6,019,200	6,019,200
Martinsburg, West Virginia, net of $94,500 of amortization as of December 31, 2019	1,795,500	1,890,000
Total Technology Licenses	7,814,700	7,909,200
Total MBT Facility Development and License Costs	$8,049,929	$8,475,408

MBT Facility Development Costs

New Windsor, New York

As of December 31, 2018, the Company was pursuing local and state permits, and other approvals required to continue development of the project. On February 28, 2019, the Company elected to rescind an agreement for the purchase of real property with the Town of New Windsor in exchange for a return of the $66,000 paid by the Company under the rescinded contract and to relocate the project. While the Company is presently investigating several other sites for the project, as a result of abandoning the initial site, the Company has reflected an impairment expense of $346,654 relating to the site during 2019 in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

Rensselaer, New York

During 2018, the Company commenced initial development of a project in Rensselaer, NY. As of December 31, 2019, the Company has received local permits and has filed the required state permit applications, which are undergoing review by the New York State Department of Environmental Conservation.

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
As of and for the Years Ended December 31, 2019 and 2018

The royalty payment for the license amounted to $6,019,200. This Technology License Agreement can be utilized at a future project and will be amortized once the facility is in operation.

Technology License Agreement – Martinsburg, West Virginia

In connection with the acquisition accounting applied to Entsorga West Virginia acquisition consummated on December 14, 2018, the facility License Agreement was valued at $1,890,000. During the year ended December 31, 2019 amortization expense amounted to $94,500, based on an estimated fifteen year life.

Note 10. Intangibles Assets, net

Other assets, as of December 31, 2019 and 2018, include net digester distribution agreements amounting to $40,399 and $83,933, respectively. During the years ended December 31, 2019 and 2018, amortization expense, included in depreciation and amortization of operating expenses, amounted to $43,533 and $90,200, respectively. The agreements expire in 2021.

Note 11. Goodwill

As of December 31, 2019 and 2018, the Company has goodwill of $58,000 resulting from the Entsorga West Virginia, LLC acquisition on December 14, 2018.

Note 12. Risk Concentrations

The Company operates as a single segment on a worldwide basis through its subsidiaries, resellers and independent sales agents. Gross revenues and net non-current tangible assets on a domestic and international basis are as follows:

	United States	International	Total
2019:
Revenue, for the year ended December 31, 2019	$3,751,676	$467,772	$4,219,448
Non-current tangible assets, as of December 31, 2019	38,803,333	355,825	39,159,658

2018:
Revenue, for the year ended December 31, 2018	$2,952,038	$407,286	$3,359,324
Non-current tangible assets, as of December 31, 2018	34,630,978	284,444	34,915,422

Credit risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institutions. At times, the Company’s cash may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) in the USA and the Financial Conduct Authority (“FCA”) in the UK insurance limits. Through December 31, 2019, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Major customers — During the year ended December 31, 2019, one customer represented at least 10% of revenues, accounting for 48.2% (Gold Medal Group, LLC, an affiliated entity, “GMG”) of revenues. During the year ended December 31, 2018, one customer represented at least 10% of revenues, accounting for 30.7% (GMG) of revenues.

As of December 31, 2019 one customer represented at least 10% of accounts receivable, accounting for 58.9% (GMG) of accounts receivable. As of December 31, 2018, one customer represented at least 10% of accounts receivable, accounting for 32.8% (GMG) of accounts receivable.

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2019 and 2018

Vendor concentration — During the year ended December 31, 2019, one vendor represented at least 10% of costs of revenue, accounting for 23.1% (GMG) of costs of revenue. During the year ended December 31, 2018, two vendors represented at least 10% of costs of revenue, accounting for 25.1% (a 1.4% shareholder) and 11.0% costs of revenue.

As of December 31, 2019, one vendor represented at least 10% of accounts payable accounting for 54.4% (GMG) of accounts payable. As of December 31, 2018, one vendor represented at least 10% of accounts payable, accounting for 12.0% (a 1.4% shareholder) of accounts payable.

Affiliate relationship — GMG owns a 40% interest in Refuel America, LLC, a consolidated subsidiary of the Company. GMG’s subsidiaries, which are not consolidated in the Company’s financial statements have several business relationships with the Company and its subsidiaries that result in revenues and expenses noted above. See Note 20. Related Party Transactions.

Note 13. Line of Credit, Notes Payable, Advances, Promissory Note and Long-Term Debt

Notes, lines, advances and long-term debts are comprised of the following as of December 31:

	2019		2018
	Total	Related Party	Total	Related Party
Line of credit	$1,479,848	$-	$1,469,330	$-
Senior secured promissory note	4,160,490	-	3,851,305	-
Junior promissory note	949,434	949,434	926,211	926,211
Note payable	100,000	-	100,000	-
Advance from related party	210,000	210,000	-	-
Long term debt - current and long-term portion	12,806	-	21,971	-

Line of Credit — On February 2, 2018, the Company’s subsidiary, BHT Financial, LLC (“BHTF”) entered into a new Credit Agreement (the “Credit Agreement”) and a Master Revolving Note (the “Note”) with Comerica that provides for a facility of up to $1,000,000, secured by the assets of BHTF. The Credit Agreement and Note were amended on November 9, 2018 to increase the facility to $1,500,000. The Note does not have any financial covenants, carries interest at the rate of 3%, plus either the Comerica prime rate or a LIBOR-based rate, (5.71% and 6.52% as of December 31, 2019 and December 31, 2018, respectively) and matured on January 1, 2020, which was subsequently extended to March 31, 2020 and remains outstanding as of the date of this filing. The Company expects to obtain an amended agreement through the remainder of 2020. The line of credit is secured by the assets of BHTF and is personally guaranteed by the Company’s Chief Executive Officer, Frank E. Celli and James C. Chambers, a director.

As of December 31, 2019, the $1,500,000 balance outstanding is presented net of $34,948 in issuance costs associated with the financing, net of $14,796 in amortization. As December 31, 2018, the $1,500,000 balance outstanding is presented net of $34,948 in issuance costs associated with the financing, net of $4,278 in amortization. Amortization is calculated on the effective interest method, which is included in interest expense in the accompanying consolidated statements of operations and comprehensive loss.

Michaelson Senior Secured Term Promissory Financing – On February 2, 2018, the Company and several of the Company’s wholly-owned subsidiaries entered into and consummated a Note Purchase and Security Agreement (the “Purchase Agreement”) with Michaelson Capital Special Finance Fund II, L.P. (“ MCSFF ”) to issue a senior secured term promissory note in the principal amount of $5,000,000 (the “Note”). The Note is not convertible and accrues interest at the rate of 10.25% per annum. The Note provides for certain financial covenants that were not met as of December 31, 2019 and December 31, 2018 and a waiver of such was granted by MCSFF. The Note is to be repaid in eight, equal, quarterly installments of $625,000 commencing on May 15, 2021 and ending February 2, 2023 (the “Maturity Date”). Additionally, the Note is secured by a general security interest in all of the Company’s assets as well all of the assets of the Company’s subsidiaries, excluding those of Entsorga West Virginia LLC which is subject to superior security interests relating to the Entsorga West Virginia LLC WVEDA bonds. Further, the Company’s Chief Executive Officer, guaranteed a portion of the Registrant’s obligations to MCSFF. In connection with the issuance of the Note, the Company issued MCSFF 320,000 shares of the Registrant’s common stock, par value $0.0001 per share. As of December 31, 2019 and 2018, the carrying balance of the Note is comprised of $5,000,000 face value, less $1,212,121 allocated to the common stock issued based upon the market value on the date issued, less associated amortization of $485,878 and $223,443, respectively, on the stock discount, less deferred financing costs of $211,187, less $97,920 and $51,170, respectively, of associated deferred financing cost amortization. All amortization is computed on the effective interest method and included in interest expense in the accompanying consolidated statements of operations and comprehensive loss.

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2019 and 2018

Junior Promissory Note – On February 2, 2018, the Company entered into a Securities Exchange and Note Purchase Agreement (the “Exchange Agreement”) with Frank E. Celli, the Company’s Chief Executive Officer, whereby Celli exchanged $4,500,000 in a note receivable from the Company and $544,777 in advances made to the Company for $4,000,000 of the Registrant’s Series C Convertible Preferred Stock, par value $0.0001 (the “Series C Preferred Stock”) and a junior promissory note (the “Junior Note”) amounting to $1,044,477, which is carried net of discounts amounting to $135,823, less associated amortization of $40,780 and $17,557 as of December 31, 2019 and 2018, respectively. The Junior Note, which is subordinated to the senior secured note, is not convertible, accrues interest at the rate of 10.25% per annum and matures on February 2, 2024.

Note Payable — As of December 31, 2019 and 2018, the note, with interest at 10%, had a remaining balance outstanding of $100,000 and matured on January 1, 2020 and remains outstanding as of the date of this filing. The Company expects to amend the agreement to extend the maturity date through the remainder of 2020.

Long Term Debt — Represents two loans collateralized by vehicles with interest ranging from 1.9% to 4.99%, each with amortizing principal payment requirements through 2020 and 2022, respectively.

Maturities of Senior Secured, Junior Promissory, Notes Payable and Long Term Debt— as of December 31, 2019, excluding discounts and deferred finance costs, which are being amortized as interest expense, are as follow:

Year Ending December 31,	Amortizing	Non- Amortizing	Total
2020	$4,605	$100,000	$104,605
2021	4,380	1,875,000	1,879,380
2022	3,821	2,500,000	2,503,821
2023	-	625,000	625,000
2024 and thereafter	-	1,044,477	1,044,477
Total	$12,806	$6,144,477	$6,157,283

Note 14. Entsorga West Virginia, LLC WVEDA Solid Waste Disposal Revenue Bonds

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

The outstanding balance of the WVEDA Bonds as of December 31, 2019 and 2018 is $33,000,000, which is presented net of unamortized debt issuance costs amounting to $2,207,759 and $2,145,608, less associated amortization of $415,185 and $231,510, respectively, which includes amortization prior to the Company’s control acquisition in 2018. Amortization is calculated on the effective interest method, which is included in interest expense in the accompanying consolidated statements of operations and comprehensive loss.

The loan agreement and indenture of trust place restrictions on the Borrower and its members regarding additional encumbrances on the property, disposition of the property, and limitations on equity distributions. The loan agreement also provides for financial covenants, which became effective on September 30, 2019. As of December 31, 2019 the Company was not in compliance with all of the financial covenants and subsequently was in default on a principal repayment due in February 2020 and has entered into a forbearance agreement with the bond trustee that provides they will not accelerate the repayment of the bonds due to the defaults through April 2, 2021.

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2019 and 2018

The future sinking fund payments by the Borrower as of December 31, 2019 are as follow:

Year Ending December 31,	2016 Issue 2026 Series	2016 Issue 2036 Series	2018 Issue 2036 Series	Total
2020	$1,160,000	$-	$230,000	$1,390,000
2021	1,215,000	-	255,000	1,470,000
2022	900,000	-	275,000	1,175,000
2023	965,000	-	300,000	1,265,000
2024 and thereafter	3,295,000	17,465,000	6,940,000	27,700,000
Total	$7,535,000	$17,465,000	$8,000,000	$33,000,000

In connection with the November 1, 2018 amendment and restatement of the WVEDA Bonds, Comerica Bank issued a standby letter of credit in the amount of $1,250,000 (the “SbyLoC”) for the benefit of the WVEDA Bond trustee that is collateralized by the Company’s cash.

Note 15. Equity and Equity Transactions

The Company has 50,000,000 shares of its $0.0001 par common stock and 10,000,000 shares of blank check preferred stock authorized by its shareholders. As of December 31, 2019 and December 31, 2018, 17,300,899 and 14,802,956 shares of common stock have been issued; and 3,179,120 and 3,159,120 shares, respectively, of preferred stock have been designated in five series of shares, which have a total of $1,042,287 in accumulated, but undeclared preferential dividends as of December 31, 2019, as follows:

	Designated	Par	Stated	Shares Outstanding
Designation	Shares	Value	Value	December 31, 2019	December 31, 2018
Series A Convertible Preferred Stock	333,401	$0.0001	$5.00	145,312	163,312
Series B Convertible Preferred Stock	1,111,200	0.0001	5.00	-	-
Series C Convertible Preferred Stock	1,000,000	0.0001	10.00	427,500	427,500
Series D Convertible Preferred Stock	20,000	0.0001	100.00	18,850	-
Series E Convertible Preferred Stock	714,519	0.0001	2.64	264,519	564,519

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
As of and for the Years Ended December 31, 2019 and 2018

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

In connection with the amendment, the Company redeemed $317,000 in stated value shares at stated value, which resulted in the Company reflecting an additional interest expense of $157,455 to write off unamortized discounts and costs relating to the shares redeemed.

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

As of December 31, 2018, the net Series A Preferred Stock balance of $816,553 is comprised of 163,312 shares at stated value. The original issue discount of $166,699, bifurcated warrants of $403,630, bifurcated beneficial conversion feature of $535,630 and deferred issuance costs of $30,000 have been fully amortized through December 31, 2018. Interest expense resulting from the amortization amounted to $1,043,715 during the year ended December 31, 2018 and is reflected in the accompanying consolidated statements of operations and comprehensive loss as interest expense.

On September 9, 2019 the holder of Series A Preferred Stock converted 18,000 shares of Series A preferred stock for 50,000 shares of the Company’s $0.0001 par common stock.

On September 26, 2019, November 4, 2019, November 14, 2019, December 2, 2019 and December 16, 2019 the Company paid $50,000, $50,000, $50,000, $35,000 and $15,000 of Series A preferred stock accrued dividend through the issuance of 27,778, 27,778, 27,778, 19,444 and 8,333 shares of the Company’s $0.0001 par common stock, respectively.

As of December 31, 2019 the outstanding shares of Series A Preferred Stock amounted to 145,312 with a stated value of $726,553 and the accrued dividends amounted to $56,886.

Series C Convertible Preferred Stock — The Series C Preferred Stock has a stated value of $10.00 per share and is convertible, at the holder’s option, into the Registrant’s common stock, par $0.0001, at an initial conversion price of $4.75 per share. The Series C Preferred Stock is non-redeemable, has voting rights together with the common stock, par $0.0001, at the rate of 4 votes to 1 and accrues dividends at 10.25% of the stated value outstanding. As of December 31, 2019 and 2018, the Series C Preferred Stock is comprised of $4,275,000 face value, less $556,283 warrant valuation and beneficial conversion features of $668,575 reflected in additional paid in capital.

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2019 and 2018

On February 2, 2018, in connection with and as a condition precedent to the closing of the MCSFF Note, the Company entered into a Securities Exchange and Note Purchase Agreement (the “Exchange Agreement”) with Frank E. Celli, the Company’s Chief Executive Officer, whereby Celli exchanged $4,500,000 in a note receivable and $544,777 in advances made to the Company for $4,000,000 of the Company’s Series C Preferred Stock and a junior promissory note (the “Junior Note”). The Junior Note, which is subordinated to the MCSFF Note, is not convertible, accrues interest at the rate of 10.25% per annum and matures on February 2, 2024. In connection with this transaction, the Registrant also issued Celli warrants to purchase 421,053 shares of Common Stock, initially exercisable at $5.50 per share which expire in five (5) years. The warrants for 421,053 shares of common stock were valued utilizing the Black Scholes modelling technique utilizing stock price of $4.95, an exercise price of $5.50, a standard deviation (volatility) of 40.48%, a risk-free interest rate of 2.95% based on the date of issue, with a term of 5 years.

On March 23, 2018, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Frank J. Celli, the father of the Company’s Chief Executive Officer, whereby Frank J. Celli exchanged $275,000 in a note receivable from the Company for $275,000 of the Company’s Series C Preferred Stock. In connection with this transaction, the Registrant also issued Frank J. Celli warrants to purchase 28,948 shares of Common Stock, initially exercisable at $5.50 per share which expire in five (5) years. The warrants for 28,948 shares of common stock were valued utilizing the Black Scholes modelling technique utilizing stock price of $4.05, an exercise price of $5.50, a standard deviation (volatility) of 41.77%, a risk-free interest rate of 2.91% based on the date of issue, with a term of 5 years.

Series D Convertible Preferred Stock — On February 11, 2019 the Company filed a Certificate of Designation for 20,000 shares of Series D Convertible Preferred Stock that was amended on May 1, 2019 (“Sr. D CPS”). The Sr. D CPS is initially convertible into shares of the Company’s common stock at the price of $3.50 per share based on the Sr. D CPS’s stated value being converted. Each share of the Sr. D CPS has a stated value of $100 and has dividends at the rate of 9% payable annually in arrears in cash or at the Company’s option, in common stock based upon the then in effect conversion price. The Sr. D CPS also has an alternative dividend provision based upon the cash flow distributed to the parent from the Company’s next HEBioT facility, excluding the plant in Martinsburg, West Virginia, (the “Next Facility”) based upon the Sr. D CPS proportional investment in the facility. The Sr. D CPS also has an alternative conversion based upon a multiple the annualized EBITDA of the Next Facility converted at the higher of the conversion rate in effect or the market price of the Company’s common stock if higher.

During 2019, the Company received subscriptions and investments totaling $1,885,000, which were issued 18,850 shares of Sr D CPS.  In addition to the Sr. D CPS, each holder received warrants to acquire 50% of the shares that the Sr. D CPS is convertible into with an initial exercise price of $3.50 per share and an expiration on the fifth year anniversary. A total of 269,296 five-year warrants with an exercise price of $3.50 were issued to the Sr. D CPS holders that were valued utilizing the Black-Scholes modelling technique utilizing stock prices ranging from $1.88 to $2.70, a standard deviation (volatility) ranging from 44.55% to 46.38% and a risk-free rate interest rate ranging from 1.74% to 2.56% based on the date of the investment. The model includes subjective input assumptions that can materially affect the fair value estimates. The allocated fair value of the warrants amounting to $190,299 has been reflected in additional paid in capital. In connection with the offering and issuance of the Sr D CPS, the holder of the Series A convertible preferred stock was issued 116,651 warrants in the form issued to the Sr D CPS holders. These warrants, which were reflected as a cost of issuing the Sr D CPS, were valued utilizing the Black-Scholes modelling technique utilizing a stock price of $2.25, a standard deviation (volatility) of 46.23% and a risk-free interest rate of 1.89% on the date of issuance.

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

The Series E Shares with a stated value of $2.64 per share is convertible into shares of the Registrant’s common stock, par value $0.0001 per share and does not earn any dividends and has no special voting rights. The Series E Shares are convertible at the rate of one share of common stock for each Series E Share converted, subject to adjustment for stock splits and reclassifications. Immediately following the issuance of the Series E Shares, 150,000 Series E Shares were converted into 150,000 shares of common stock. During the year ended December 31, 2019, an additional 300,000 Series E Shares were converted into 300,000 common shares resulting in 264,419 Series E Shares outstanding as of December 31, 2019.

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2019 and 2018

Warrants — In connection with the issuance of convertible debt, preferred and common stock and in connection with services provided, the Company has the 4,674,261 warrants to acquire the Company’s common stock outstanding as of December 31, 2019, as follows:

Expiring During the Year Ending December 31,	Warrant Shares	Exercise Price per Share	Weighted Average Exercises Price per Share
2020	22,860	$3.50	$3.50
2021	1,768,516	$1.80 to $3.30	$3.25
2022	1,699,861	$1.80 to $5.00	$2.60
2023	740,749	$1.80	$1.80
2024	385,945	$1.80	$1.80
2025	56,330	$2.25	$2.25

The following table summarizes the outstanding warrant activity for the year ended December 31, 2019:

Outstanding, January 1, 2019	4,201,736
Issued	442,275
Issued as a result of common stock offering at $1.80 per share	30,250
Exercised	-
Expired	-
Outstanding, December 31, 2019	4,674,261

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

Note 16. Equity Incentive Plans

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
As of and for the Years Ended December 31, 2019 and 2018

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

Compensation expense related to stock options and restricted stock for the years ended December 31, was:

	2019	2018
Stock options	$138,673	$164,906
Restricted stock units	960,894	671,466
	$1,099,567	$836,372

The following summarizes the Company’s stock option activity for the year ended December 31, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding – January 1, 2019	482,082	3.71	7.80	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited, Canceled or Expired	(118,256)	3.71	-	-
Outstanding – December 31, 2019	363,826	3.71	7.34	-
Exercisable – December 31, 2019	233,475	3.73	6.73	-

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2019 and 2018

Total unrecognized compensation expense related to the unvested options at December 31, 2019 and 2018 amounts to $159,657 and $462,297, which the weighted average period that the expense is expected to be recognized is 1.77 and 2.44 years, respectively.

On June 7, 2018 the Company granted 297,790 non-qualified stock options with an exercise price of $3.68 per share with a total value of $595,563 based upon using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	2.81%
Expected dividend yield	0.00%
Expected volatility	53.35%
Expected term in years	6.36

There were no grants of non-qualified stock options during 2019.

Restricted Stock Units – There were no grants of restricted stock units (“RSU”) during 2019. During 2018, the Company granted or modified 768,572 RSUs to certain employees generally vesting over a three-year period, subject to continued service on each applicable vesting date. The RSUs have no voting or dividend rights. The unamortized cost of the modified RSUs at the time of modification is being amortized over the modified vesting periods. The fair value of the common stock on the date of the grant ranged from $3.50 to $4.05 per share based upon the quoted closing price of the Company’s common stock on the grant date. The aggregate grant date fair value of the award amounted to $2,472,246 which will be recognized as compensation expense over the vesting period. As of December 31, 2019 and 2018, the aggregate intrinsic value of the unvested RSUs, determined by multiplying the anticipated number of RSUs that will vest by the closing market price of the underlying common stock, was $495,941 and $1,203,240, respectively.

Total unrecognized compensation expense related to the unvested RSUs at December 31, 2019 and 2018 amounts to $766,555 and $1,884,479, respectively, and is expected to be recognized over a weighted average period of 1.43 and 2.34 years, respectively.

The following summarizes the Company’s RSU activity for the years ended December 31, 2019 and 2018:

Number of Shares
Unvested balance at January 1, 2018	171,112
Granted	768,572
Vested	(114,997)
Forfeited or Canceled	(81,946)
Unvested balance at December 31, 2018	742,741
Granted or modified	-
Vested	(410,891)
Forfeited or Canceled	(40,120)
Unvested balance at December 31, 2019	291,730

Note 17.  Income Taxes

The components of income tax expense (benefit) from operations for the year ended December 31, was:

	2019	2018
US Federal:
Deferred	$1,664,794	$1,992,255
State and local:
Deferred	256,238	(618,573)
Non-US:
Deferred	7,693	58,880
Change in valuation allowance	(1,928,725)	(1,432,562)
Income tax provision	$-	$-

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2019 and 2018

The reconciliation of differences between the Federal statutory tax rate and the Company’s effective income tax rate for the year ended December 31, was:

	2019	2018
U. S. Federal Statutory rate	(21.0)%	(21.0)%
Non-U.S. losses	-	0.1
Impact of US statutory tax rate change	-	-
Impact of US statutory tax rate change on valuation allowance	-	-
Local taxes, net of benefit	(2.5)	4.2
Nondeductible expenses	5.9	9.6
Other	(1.2)	(2.6)
	(18.8)	(9.7)
Change in valuation allowance	18.8	9.7
Effective income tax rate	-%	-%

The Company’s net deferred tax assets and valuation allowance as of December 31, was:

	2019	2018
Deferred tax assets:
Net operating losses - Federal	$6,000,170	$3,984,049
Net operating losses - State	1,055,936	802,934
Net operating losses - Non-US	185,556	177,864
Stock-based compensation	649,907	434,487
Accrued expenses	536,348	441,756
Interest	-	524,677
Lease liability	212,177	-
Other, net	242,793	88,157
	8,882,887	6,453,924
Deferred tax liabilities:
Property and equipment - Federal	(366,413)	(86,344)
Right of use asset	(220,169)	-
	(586,582)	(86,344)
Net deferred tax assets	8,296,305	6,367,580
Valuation allowance	(8,296,305)	(6,367,580)
Net deferred tax assets	$-	$-

For the years ended December 31, 2019 and 2018 there was no net provision for income tax due to the losses incurred and management’s evaluation of the recovery of the tax asset resulting in net operating loss carryforward. As of December 31, 2019, the Company had net operating loss carryforwards of approximately $28,572,000 and $14,325,000 for federal and state income tax purposes, respectively.

For purposes of Internal Revenue Code Section 382, the annual utilization of net operating loss carryovers are subject to limitation resulting from a more than 50% ownership change as determined under the regulations, which occurred during the year ended December 31, 2019.

The federal net operating losses of approximately $14,200,000, generated in tax years beginning before January 1, 2018, will begin to expire in 2036 if not utilized. The balance of the net operating losses, approximately $14,372,000 do not expire.

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2019 and 2018

Note 18. Commitments and Contingencies

During the year ended December 31, 2019 the Company was involved in the following legal matters.

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

On February 7, 2018, Lemartec Corporation (“Lemartec”) filed a complaint against the Company in the United States District Court for the Northern District of West Virginia arising out of the construction of the Company’s resource recovery facility in Martinsburg, West Virginia alleging breach of contract and unjust enrichment. The Company has filed its answer and counterclaims for damages against Lemartec and cross claims against Lemartec’s performance bond surety, Philadelphia Indemnity Insurance Company. The trial was scheduled to begin in August 2020. Subsequent to year end and prior to the start of the trial, on March 12, 2020 the Company entered into a settlement agreement that detailed the full and final mutual release. The settlement agreement provides that the Company pay Lemartec $775,000 in installments of $475,000 within 60 days of the execution of the settlement agreement and $25,000 each month thereafter for 12 months. The Company’s consolidated financial statements as of December 31, 2019 reflects this liability given the nature of the subsequent event.

It is management’s opinion that the resolution of these known claims will not materially effect the Company’s future financial position, results of operations, or cash flows.

From time to time, the Company may be involved in other legal matters arising in the ordinary course of business. While the Company believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is, or could be, involved in litigation, will not have a material adverse effect on its business, financial condition or results of operations

Note 19. Leases

Effective January 1, 2019, the Company implemented Accounting Standards Codification 842, Leases. The guidance requires lessees to recognize most leases on the balance sheet but does not change the presentation of expenses on the income statement. The two permitted transition methods under the guidance are the modified retrospective transition approach, which requires application of the guidance for all comparative periods presented, and the cumulative effect adjustment approach, which requires prospective application at the adoption date.

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

The Company rents its headquarters and attached warehousing space from a related party (see Note 16) and has a land lease relating to the Martinsburg, WV HEBioT facility under operating leases. The HEBioT facility land lease has an initial term of 30 years, plus four 5-year extensions. For purposes of our determination of lease liabilities, extensions were not included. As the leases do not provide an implicit rate, the Company used incremental borrowing rates in determining the present value of lease payments. For the HEBioT facility land lease a rate of 11% was utilized and a rate of 10.25% was used on the other leases. The current portion of the lease liabilities of $146,926 is included in accrued expenses and liabilities. Total lease costs under operating leases amounted to $221,423 and $155,060 for the years ended December 31, 2019 and 2018. Maturities of lease liabilities under these leases, which have a weighted average remaining term of 25.3 years, as of December 30, 2019 is:

Year Ending December 31,
2020	$146,926
2021	109,000
2022	113,000
2023	113,000
2024 and thereafter	2,980,750
Total lease payments	3,462,676
Less imputed interest	(2,401,682)
Present value of lease liabilities	$1,060,994

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2019 and 2018

During the year ended December 31, 2019, the Company recognized operating lease right of use assets in exchange for lease liabilities amounting to $1,045,755 and had operating cash flows for operating leases amounting to $195,003 for the year then ended.

Note 20. Related Party Transactions

Related parties include Directors, Senior Management Officers, and shareholders, plus their immediate family, who own a 5% or greater ownership interest at the time of a transaction. Related parties also include GMG and its subsidiaries.

As of December 31, 2019, GMG is controlled by several private equity funds managed by Kinderhook Industries. The Company initially invested in GMG on January 25, 2018. On July 3, 2019 the Company sold its ownership interests in GMG to an entity controlled by Kinderhook Industries. As discussed in Note 3, on December 14, 2018 the Company formed a new consolidated subsidiary, Refuel America, LLC (“Refuel”) into which the Company contributed specified assets, including its ownership interest in Entsorga West Virginia, LLC (“EWV”) and other HEBioT development assets. In exchange for a 40%, but non-controlling interest in Refuel, GMG contributed its ownership interests in EWV and $3,500,000 in cash. During the year ended December 31, 2019, GMG made an additional capital contribution into Refuel. In connection with GMG’s additional investment, the Company made an additional $2,100,000 investment in Refuel.

During 2018 GMG acquired as regional waste management entity, Apple Valley Waste (“AVW”), with operations located in West Virginia, Maryland and Pennsylvania. As part of this acquisition, GMG also acquired its interests in EWV that were contributed to Refuel. Prior to GMG’s acquisition of AVW and the Company’s investments and control acquisition of EWV, in order for EWV to receive the proceeds from the Entsorga West Virginia, LLC WVEDA Solid Waste Disposal Revenue Bonds (Note 14), EWV and AWV had entered into several agreements.

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

The face amount of direct related party assets and liabilities and other transactions or conditions as of or for the year ended December 31, was:

		2019	2018
Assets:
Accounts receivable	(a) (b) (c)	$1,370,867	$168,588
Intangible assets, net, included in other assets	(d)	40,399	83,933
Liabilities:
Accounts payable	(d) (e) (f) (g)	2,531,034	160,761
Accrued interest payable		46,796	46,796
Long term accrued interest	(h)	1,510,193	1,305,251
Advance from related party	(i)	210,000	-
Junior promissory note	(h)	949,434	926,211
Other:
Line of credit guarantee	(j)	1,479,848	1,469,330

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2019 and 2018

The table below presents direct related party expenses or transactions for the year ended December 31, 2019. Compensation and related costs for employees of the Company are excluded from the table below.

		2019	2018
Management advisory and other fees	(a) (b)	$975,000	$1,072,947
HEBioT revenue	(c)	1,056,875	-
Operating expenses - HEBioT	(e)	683,647	-
Operating expenses – Rental Expenses	(f)	137,145	98,148
Operating expenses - Selling, general and administrative	(d) (g)	368,700	179,166
Interest expense	(h)	242,357	271,498
Debt guarantee fees	(j)	67,500	56,250
Cost of revenue, digester inventory or equipment on operating leases acquired		-	15,704

(a)	Management Advisory Fees - The Company provides management advisory services to Gold Medal Holdings, Inc., a subsidiary of GMG.

(b)	Project Fees – In addition to Management Advisory Fees, the Company also has provided to GMG subsidiaries non-management advisory services related to projects relating to technology and operations.

(c)	HEBioT Disposal Revenues – Entsorga West Virginia, LLC has a series of agreements with GMG subsidiaries entities that provide for specified fees for each ton of municipal waste delivered to the HEBioT facility.

(d)	Distribution Agreement - BioHiTech has an exclusive license and distribution agreement (the “License Agreement”) with BioHiTech International, Inc., a company owned by James Koh, a BioHiTech shareholder and other unrelated parties. The License Agreement provides distribution rights to the Eco-Safe Digester through December 31, 2023 (unless extended by mutual agreement) and for annual payments to Mr. Koh in the amount of $200,000 for the term of the License Agreement. Effective October 17, 2018, the agreement was amended to reduce the annual payments to $75,000 and to remove several international locations that the Company does not actively market.

(e)	Disposal costs – A GMG subsidiary has provided logistics and disposal of non-recovered municipal solid waste to the HEBioT facility.

(f)	Facility Lease - The Company leases its corporate headquarters and warehouse space from BioHiTech Realty LLC, a company owned by two stockholders of the Company, one of whom is the Chief Executive Officer. The lease expires in 2020, with a renewal option for an additional five-year period. Minimum lease payments as of December 31, 2019 under these operating leases total $41,926, which are due in 2020.

(g)	Business Services Fees – A GMG subsidiary provides certain general management and administrative support to the HEBioT facility.

(h)	Junior Promissory Note – See Note 13.

(i)	Advance from Related Party - The Company’s Chief Executive Officer (the “Officer”) on occasion advances the Company funds for operating and capital purposes. The advances bear interest at 13% and are unsecured and due on demand. There are no financial covenants related to this advance and there are no formal commitments to extend any further advances.

(j)	Line of Credit - Under the terms of the line of credit, several related parties have personally guaranteed the line and are contingently liable should the Company not meet its obligations under the line. In connection with the line of credit, the Chief Executive Officer and a Director have provided a guarantee of the line of credit in exchange for a fee representing 4.5% of the debt.

(k)	Consulting Revenue - The Company provided environmental and project consulting to Entsorga West Virginia LLC, an entity that the Company accounted for as an equity investment from March 2017 through December 14, 2018, the date of its control acquisition.

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2019 and 2018

Note 21.  Employee 401(k) Savings Plan

Effective January 1, 2016, the Company established a defined contribution retirement savings plan qualified under Section 401(k) of the Internal Revenue Code. Under the plan, employees may contribute a percentage of eligible compensation on both a before-tax and after-tax basis. The Company may match a percentage of employee’s before-tax contributions, but is not required to do so, as the annual matching contributions are discretionary. No contributions have been made to the plan by the Company during the year ended December 31, 2018. During the year ended December 31, 2019 the Company made contributions of $9,339 to the plan.

Note 22. Supplemental Consolidated Statement of Cash Flows Information

Changes in non-cash operating assets and liabilities, as well as other supplemental cash flow disclosures, are as follows for the years ended December 31:

	2019	2018
Changes in operating assets and liabilities:
Accounts receivable	$(2,049,366)	$(160,694)
Inventory	(342,447)	(842,944)
Prepaid expenses and other assets	4,083	23,019
Accounts payable	3,265,920	333,633
Accrued interest payable	431,001	446,710
Accrued expenses	(1,463,398)	(982,369)
Deferred revenue	(11,681)	17,225
Customer deposits	37,109	(31,814)
Net change in operating assets and liabilities	$(128,779)	$(1,197,234)

Supplementary cash flow information:
Cash paid during the periods for:
Interest	$2,775,715	$484,259
Income taxes	-	-

	2019	2018
Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Transfer of inventory to leased equipment	$393,795	$666,251
Control acquisition of Entsorga West Virginia, LLC with common stock (Note 3)	-	1,886,330
Common stock issued in settlement of accrued interest	-	915,700
Common stock issued in acquisition of Gold Medal Group, LLC	-	2,250,000
Conversion of notes into common stock	-	9,090,375
Conversion of Series B preferred stock into common stock	-	1,767,371
In-Kind payments by investors for common and preferred stock	-	341,998
Exchange of related party notes payable and advances for Series C preferred stock, warrants and notes payable	-	5,319,777
Accrual of Series A preferred stock dividends	162,584	85,578
Payment of Series A preferred stock dividends in common stock	200,000	-
Conversion of Series A preferred stock into common stock	90,000	533,445
Common stock issued in settlement of accounts payable	205,500	-

Reconciliation of Cash and Restricted Cash:
Cash	$1,847,526	$2,410,709
Restricted cash (short term)	1,133,581	4,195,148
Restricted cash (non-current)	2,555,845	2,520,523
Total cash and restricted cash at the end of the period	$5,536,952	$9,126,380

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2019 and 2018

Note 23. Recent Accounting Standards

During the year ended December 31, 2019, the Company adopted the following recent accounting standards:

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

The Company has not yet implemented the following accounting standard:

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This standard requires an allowance to be recorded for all expected credit losses for certain financial assets. The new standard introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments. ASU 2016-13 is effective for public companies for interim and annual period beginning December 15, 2020. Entities are required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company has not yet adopted this update and is currently evaluating the effect this new standard will have on its financial condition and results of operations.

Note 24. Subsequent Events

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

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and globally. The Company is monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, and its impact on operations, financial position, cash flows, inventory, supply chains, purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s operations and liquidity is uncertain as of the date of this report. While there could ultimately be a material impact on operations and liquidity of the Company, at the time of issuance of this annual report on Form 10-K, the impact could not be determined.

In mid-March, the Company began migrating to a work-from-home model in compliance with local guidance and as party of an overall cost reduction program, reduced certain staff, primarily related to field services to reduce operating costs.

The Company has applied for funds under the Paycheck Protection Program in May 2020 for two of its subsidiaries. The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. One of the two applications has been approved, amounting to $421,300 and was funded on May 13, 2020. The forgiveness of the loan attendant to these funds, is dependent on the Company qualifying for the forgiveness of such loan based on its future adherence to the forgiveness criteria. The other application in the amount $200,000 has not yet been approved.

On January 30, 2020 the Chief Executive Officer and another officer advanced $1,050,000 and $200,000 to the Company, which the Company repaid $275,000 and $200,000 on April 27, 2020, respectively.

On March 9, 2020 the Company designated a new series of preferred stock and subsequently on March 18, 2020 had an initial closing of $1,500,000 on 13,045 shares of the new series of preferred stock and 178,597 common stock warrants. This initial closing was followed by an additional closing on April 6, 2020 of $65,000 on 566 shares of the new series of preferred stock and 7,750 common stock warrants. The newly designated series, the Series F Redeemable, Convertible Preferred Stock (the Sr. F Preferred Stock) is comprised of 30,090 shares with a par value of $0.0001 per share and a stated value per share of $115.00 that has a dividend rate of 9%. The Sr. F Preferred Stock is convertible by the holder at any time at a conversion rate of $2.10, subject to certain antidilution adjustments and is redeemable by the Company after 24 months at its stated value, plus any outstanding accrued or accumulated dividends for cash, or if the Company’s common stock is trading over $3.00 per share and has daily trading volume of over 50,000 shares, for the Company’s common stock at the conversion rate in effect at the time. In connection with the offering of the Sr. F Preferred Stock, the Company also issued warrants that expire in five years to acquire the Company’s common stock at $2.30 per share.

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2019 and 2018

Note 25. Condensed Consolidating Financial Information

The WVEDA Solid Waste Disposal Revenue Bond obligations of Entsorga West Virginia LLC are not guaranteed by its members, including the Company, however the membership interests of Entsorga West Virginia LLC are pledged, and the debt agreements provide restrictions prohibiting distributions to the members, including equity distributions or providing loans or advances to the members.

The following presents the Company’s consolidating balance sheet as of December 31, 2019 and 2018 and its condensed consolidating statement of operations and cash flows for the years ended December 31, 2019 and 2018, for Entsorga West Virginia LLC and the Parent and other Company subsidiaries not subject to the WVEDA Solid Waste Disposal Revenue Bond restrictions and the elimination entries necessary to present the Company’s financial statements on a consolidated basis. These following condensed consolidating financial information should be read in conjunction with the Company's consolidated financial statements.

Condensed Consolidating Balance Sheet as of December 31, 2019

	Parent and other Subsidiaries	Entsorga West Virginia LLC	Eliminations	Consolidated
Assets
Cash	$1,847,526	$-	$-	$1,847,526
Restricted cash	-	1,133,581	-	1,133,581
Other current assets	1,697,910	1,116,821	(64,669)	2,750,062
Current assets	3,545,436	2,250,402	(64,669)	5,731,169
Restricted cash	-	2,555,845	-	2,555,845
HEBioT facility and other fixed assets	1,753,730	37,392,601	-	39,146,331
Operating lease right of use assets	48,021	897,026	-	945,047
MBT facility development and license costs	6,254,429	1,795,500	-	8,049,929
Investment in subsidiaries	10,864,783	-	(10,864,783)	-
Goodwill	-	58,000	-	58,000
Other assets	53,726	-	-	53,726
Total assets	$22,520,125	$44,949,374	$(10,929,452)	$56,540,047

Liabilities and stockholders’ equity
Line of credit	$1,479,848	$-	$-	$1,479,848
Current portion of WV EDA Bonds	-	1,390,000	-	1,390,000
Other current liabilities	2,387,916	6,475,985	(650,894)	8,213,007
Current liabilities	3,867,764	7,865,985	(650,894)	11,082,855
Notes payable and other debts	5,118,125	-	-	5,118,125
Accrued interest	1,510,193	-	-	1,510,193
Non-current lease liabilities	-	915,170	-	915,170
WV EDA bonds	-	29,817,426	-	29,817,426
Total liabilities	10,496,082	38,598,581	(650,894)	48,443,769
Redeemable preferred stock	726,553	-	-	726,553
Stockholder’s equity:
Attributable to parent	2,024,143	-	-	2,024,143
Attributable to non-controlling interests	9,273,347	6,350,793	(10,278,558)	5,345,582
Stockholders’ equity	11,297,490	6,350,793	(10,278,558)	7,369,725
Total liabilities and stockholders’ equity	$22,520,125	$44,949,374	$(10,929,452)	$56,540,047

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2019 and 2018

Condensed Consolidating Statement of Operations for the year ended December 31, 2019

	Parent and other Subsidiaries	Entsorga West Virginia LLC	Eliminations	Consolidated
Revenue	$3,108,377	$1,111,071	$-	$4,219,448
Operating expenses
HEBioT	-	2,064,139	-	2,064,139
Rental, service and maintenance expense	784,291	-	-	784,291
Equipment sales	113,063	-	-	113,063
Selling, general and administrative	6,097,817	965,874	-	7,063,691
Depreciation and amortization	495,709	1,233,769	-	1,729,478
Total operating expenses	7,490,880	4,263,782	-	11,754,662
Loss from operations	(4,382,503)	(3,152,711)	-	(7,535,214)
Other (income) expenses, net	688,621	2,056,226	-	2,744,847
Net loss	$(5,071,124)	$(5,208,937)	$-	$(10,280,061)

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2019

	Parent and other Subsidiaries	Entsorga West Virginia LLC	Eliminations	Consolidated
Cash flows used in operating activities:
Net loss	$(5,071,124)	$(5,208,937)	$-	$(10,280,061)
Non-cash adjustments to reconcile net loss to net cash used in operations	1,856,795	1,417,445	-	3,274,240
Changes in operating assets and liabilities	(1,447,676)	1,318,897	-	(128,779)
Net cash used in operations	(4,662,005)	(2,472,595)	-	(7,134,600)

Cash flow used in investing activities:
Construction of HEBioT facility and acquisitions of equipment	(33,346)	(5,077,863)	-	(5,111,209)
Capital contribution to Entsorga West Virginia, LLC	(4,586,362)	-	4,586,362	-
Other investing activities	2,231,824	-	-	2,231,824
Net cash used in investing activities	(2,387,884)	(5,077,863)	4,586,362	(2,879,385)

Cash flows from financing activities:
Issuances of debt and equity	6,418,057	4,586,362	(4,586,362)	6,418,057
Repayments of debt	(9,165)	-	-	(9,165)
Deferred financing costs incurred	-	(62,151)	-	(62,151)
Net cash provided by financing activities	6,408,892	4,524,211	(4,586,362)	6,346,741
Effect of exchange rate on cash	77,816	-	-	77,816
Cash – beginning of period (restricted and unrestricted)	2,410,708	6,715,672	-	9,126,380
Cash – end of period (restricted and unrestricted)	$1,847,527	$3,689,425	$-	$5,536,952

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2019 and 2018

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
As of and for the Years Ended December 31, 2019 and 2018

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

BioHiTech Global, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioHiTech Global, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders’ equity for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Adoption of New Accounting Standards- ASU No. 2016-02

As discussed in Note 19 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2019 using the modified retrospective approach.

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

May 22, 2020

