Form 10-Q
period 2020-03-31
BIOHITECH GLOBAL, INC.
filed 2020-06-30
CIK 1590383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	BHTG	NASDAQ Capital Market

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 24, 2020
Common Stock, $0.0001 par value per share	17,437,288

EXPLANATORY NOTE

Reliance on SEC Relief from Filing Requirements

The Company is filing this Current Report on Form 10-Q in reliance upon the Order of the Commission dated March 25, 2020 (Release No. 34-88465) (the “Order”) permitting the delay of certain filings required under the Securities and Exchange Act of 1934, as amended. The Company filed its Current Report on Form 8-K on May 14, 2020, indicating its intent to rely upon the Order and that it required additional time to review and prepare certain information in its financial statements following delays resulting from the COVID-19 pandemic related challenges.

BioHiTech Global, Inc. and Subsidiaries

i

PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue
HEBioT (related entity)	$490,132	$-
Rental, service and maintenance	471,093	487,701
Equipment sales	323,116	-
Management advisory and other fees (related entity)	75,000	250,000
Total revenue	1,359,341	737,701
Operating expenses
HEBioT processing (related entity)	812,427	-
Rental, service and maintenance	260,835	203,203
Equipment sales	146,404	-
Selling, general and administrative	1,918,423	2,326,362
Depreciation and amortization	615,202	129,439
Total operating expenses	3,753,291	2,659,004
Loss from operations	(2,393,950)	(1,921,303)
Other expenses
Interest income	(12,267)	-
Interest expense	1,012,291	339,864
Total other expenses	1,000,024	339,864
Net loss	(3,393,974)	(2,261,167)
Net loss attributable to non-controlling interests	(822,677)	(311,701)
Net loss attributable to Parent	(2,571,297)	(1,949,466)
Other comprehensive income (loss)
Foreign currency translation adjustment	(28,699)	1,253
Comprehensive loss	$(2,599,996)	$(1,948,213)

Net loss attributable to Parent	$(2,571,297)	$(1,949,466)
Preferred stock dividends	(177,373)	(127,919)
Net loss attributable to common shareholders	(2,748,670)	(2,077,385)
Net loss per common share - basic and diluted	$(0.16)	$(0.14)
Weighted average number of common shares outstanding - basic and diluted	17,376,507	14,816,734

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current Assets
Cash	$1,934,846	$1,847,526
Restricted cash	1,137,714	1,133,581
Accounts receivable, net of allowance for doubtful accounts of $ 98,366 and $170,038 as of March 31, 2020 and December 31, 2019, respectively (related entity $1,860,171 and $1,370,867 as of March 31, 2020 and December 31, 2019, respectively)	2,485,691	2,155,921
Inventory	366,482	467,784
Prepaid expenses and other current assets	172,655	126,357
Total Current Assets	6,097,388	5,731,169
Restricted cash	2,563,978	2,555,845
Equipment on operating leases, net	1,654,753	1,724,998
HEBioT facility, equipment, fixtures and vehicles, net	36,979,350	37,421,333
Operating lease right of use assets	918,585	945,047
License and capitalized MBT facility development costs	8,042,938	8,049,929
Goodwill	58,000	58,000
Other assets	48,849	53,726
Total Assets	$56,363,841	$56,540,047

Continued on following page.

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets, continued:

	March 31, 2020	December 31, 2019
	(Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities:
Line of credit, net of financing costs of $18,644 and $20,152 as of March 31, 2020 and December 31, 2019, respectively	$1,481,356	$1,479,848
Advances from related parties	1,410,000	210,000
Accounts payable (related entity $2,654,592 and $2,531,034 as of March 31, 2020 and December 31, 2019, respectively	5,378,697	4,688,339
Accrued interest payable	558,624	1,148,570
Accrued expenses and liabilities	1,871,445	1,926,965
Deferred revenue	98,008	89,736
Customer deposits	6,792	44,792
Note payable	100,000	100,000
Senior Secured Note, net of financing costs of $101,007 and unamortized discounts of $657,415 as of March 31, 2020	4,241,578	-
Current portion of WV EDA Senior Secured Bonds payable	2,860,000	1,390,000
Current portion of long term debt	4,219	4,605
Total Current Liabilities	18,010,719	11,082,855
Junior note due to related party, net of unamortized discounts of 89,592 and $95,043 as of March 31, 2020 and December 31, 2019, respectively	954,885	949,434
Accrued interest (related party)	1,567,311	1,510,193
WV EDA Senior Secured Bonds payable, net of current portion, and financing costs of $1,747,267 and $1,792,574 as of March 31, 2020 and December 31, 2019, respectively	28,392,733	29,817,426
Senior Secured Note, net of financing costs of $113,268 and unamortized discounts of $726,242 as of December 31, 2019	-	4,160,490
Non-current lease liabilities	916,973	915,170
Long-term debt, net of current portion	7,126	8,201
Total Liabilities	49,849,747	48,443,769
Series A redeemable convertible preferred stock, 333,401 shares designated and issued, and 145,312 outstanding as of March 31, 2020 and December 31, 2019	726,553	726,553
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 3,209,210 and 3,179,120 designated as of March 31, 2020 and December 31, 2019; 1,935,648 and 1,922,603 issued as of March 31, 2020 and December 31, 2019; 869,226 and 856,181 outstanding as of March 31, 2020 and December 31, 2019:
Series B Convertible preferred stock, 1,111,200 shares designated: 428,333 shares issued, no shares outstanding as of March 31, 2020 and December 31, 2019	-	-
Series C Convertible preferred stock, 1,000,000 shares designated, 427,500 shares issued and outstanding as of March 31, 2020 and December 31, 2019	3,050,142	3,050,142
Series D Convertible preferred stock, 20,000 shares designated: 18,850 shares issued and outstanding as of March 31, 2020 and December 31, 2019	1,505,262	1,505,262
Series E Convertible preferred stock, 714,519 shares designated: 714,519 shares issued, 264,519 outstanding as of March 31, 2020 and December 31, 2019	698,330	698,330
Series F Convertible preferred stock, 30,090 shares designated, and 13,045 shares issued and outstanding as of March 31, 2020	1,444,614	-
Common stock, $0.0001 par value, 50,000,000 shares authorized, 17,417,288 and 17,300,899 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	1,741	1,730
Additional paid in capital	49,953,089	49,597,059
Accumulated deficit	(55,374,103)	(52,785,242)
Accumulated other comprehensive (loss)	(14,439)	(43,138)
Stockholders’ equity attributable to Parent	1,264,636	2,024,143
Stockholders’ equity attributable to non-controlling interests	4,522,905	5,345,582
Total Stockholders’ Equity	5,787,541	7,369,725
Total Liabilities and Stockholders’ Equity	$56,363,841	$56,540,047

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(3,393,974)	$(2,261,167)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	615,202	129,439
Amortization of operating lease right of use assets	26,462	24,565
Provision for bad debts	31,119	15,000
Share based employee compensation	280,205	297,749
Interest resulting from amortization of financing costs and discounts	133,355	109,789
Loss resulting from write-off of proposed MBT site	-	346,654
Changes in operating assets and liabilities	(207,843)	125,322
Net cash used in operating activities	(2,515,474)	(1,212,649)

Cash flow from investing activities:
Purchases of construction in-progress, equipment, fixtures and vehicles	(20,849)	(2,794,824)
MBT facility development costs incurred	(24,509)	(13,600)
MBT facility development costs refunded	-	66,000
Net cash used in investing activities	(45,358)	(2,742,424)

Cash flows from financing activities:
Proceeds from the sale of Series F convertible preferred stock units	1,495,450	-
Proceeds from the sale of Series D convertible preferred stock units	-	750,000
Deferred financing costs incurred	-	(43,941)
Repayments of long-term debt	(1,460)	(2,264)
Related party advances	1,200,000	150,000
Net cash provided by financing activities	2,693,990	853,795
Effect of exchange rate on cash (restricted and unrestricted)	(33,572)	19,851
Net change in cash (restricted and unrestricted)	99,586	(3,081,427)
Cash - beginning of period (restricted and unrestricted)	5,536,952	9,126,380
Cash - end of period (restricted and unrestricted)	$5,636,538	$6,044,953

Note 15 includes supplemental cash flow information, non-cash investing and financing activities and changes in operating assets and liabilities.

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Statement of Stockholders’ Equity Attributable to Parent for the Three Months Ended March 31, 2020:
	Preferred Stock		Common Stock		Additional Paid in	Accumulated Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Other Loss	Deficit	Total
Balance at January 1, 2020	710,869	$5,253,734	17,300,899	$1,730	$49,597,059	$(43,138)	$(52,785,242)	$2,024,143
Series F preferred stock issuance	13,045	1,444,614	-	-	50,836	-	-	1,495,450
Share-based employee and director compensation	-	-	102,500	10	280,195	-	-	280,205
Preferred stock dividends	-	-	13,889	1	24,999	-	(17,564)	7,436
Net loss	-	-	-	-	-	-	(2,571,297)	(2,571,297)
Foreign currency translation adjustment	-	-	-	-	-	28,699	-	28,699

Balance at March 31, 2020	723,914	$6,698,348	17,417,288	$1,741	$49,953,089	$(14,439)	$(55,374,103)	$1,264,636

Statement of Stockholders’ Equity Attributable to Non-Controlling Interests in Consolidated Subsidiaries for the Three Months Ended March 31, 2020:
	Non-Controlling	Accumulated
	Equity Interest	Deficit	Total
Balance at January 1, 2020	$8,079,585	$(2,734,003)	$5,345,582
Net loss	-	(822,677)	(822,677)

Balance at March 31, 2020	$8,079,585	$(3,556,680)	$4,522,905

Statement of Stockholders’ Equity Attributable to Parent for the Three Months Ended March 31, 2019:
	Preferred Stock		Common Stock		Additional Paid in	Accumulated Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Other Loss	Deficit	Total
Balance at January 1, 2019	992,019	$4,540,472	14,802,956	$1,480	$43,452,963	$5,021	$(44,594,385)	$3,405,551
Series D preferred stock	7,500	750,000	-	-	-	-	-	750,000
Share-based employee and director compensation	-	-	-	-	297,749	-	-	297,749
Issuance of restricted stock	-	-	20,000	2	(2)	-	-	-
Preferred stock dividends	-	-	-	-	-	-	(18,372)	(18,372)
Net loss	-	-	-	-	-	-	(1,949,466)	(1,949,466)
Foreign currency translation adjustment	-	-	-	-	-	1,253	-	1,253

Balance at March 31, 2019	999,519	$5,290,472	14,822,956	$1,482	$43,750,710	$6,274	$(46,562,223)	$2,486,715

Statement of Stockholders’ Equity Attributable to Non-Controlling Interests in Consolidated Subsidiaries for the Three Months Ended March 31, 2019:
	Non-Controlling	Accumulated
	Equity Interest	Deficit	Total
Balance at January 1, 2019	$6,679,585	$(76,890)	$6,602,695
Net loss	-	(311,701)	(311,701)

Balance at March 31, 2019	$6,679,585	$(388,591)	$6,290,994

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Months Ended March 31, 2020 and 2019 and as of March 31, 2020 and December 31, 2019

Note 1. Basis of Presentation and Going Concern

Nature of Operations - BioHiTech Global, Inc. (the “Company” or “BioHiTech”) through its wholly-owned and its controlled subsidiaries provides cost-effective and sustainable environmental management solutions.

Our cost-effective technology solutions include the patented processing of municipal solid waste into a valuable renewable fuel, biological disposal of food waste on-site, and proprietary real-time data analytics tools to reduce food waste generation. Our solutions enable businesses and municipalities of all sizes to lower disposal costs while having a positive impact on the environment. When used individually or in combination, our solutions lower the carbon footprint associated with waste transportation and can reduce or virtually eliminate landfill usage.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and globally. The Company is monitoring the near term and longer term impacts of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, and its impact on operations, financial position, cash flows, inventory, supply chains, purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s operations, liquidity and financial performance will depend on certain developments, including duration, spread and reemergence of the outbreak, its impact on our customers, supply chain partners and employees, and the range of governmental and community reactions to the pandemic, which are uncertain and cannot be fully predicted at this time.

As a result of COVID-19 the implementation of the Company’s contract with Carnival Corporation has been delayed and the operations of some customers in the restaurant and hospitality industries have been temporarily interrupted due to governmental actions. For certain existing restaurant and hospitality customers, the Company has provided a deferral of recurring rental payments for a short time and have modified the rental agreements to extend the term by the period deferred. These actions have placed a strain on the Company’s cash flows resulting in the Company executing on cost controls and cash preservation practices that have included reducing executive cash compensation, laying off non-essential employees, limiting expenses and disbursements, as well as extending vendor payments.

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned and controlled subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management’s opinion, however, that the accompanying condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, and the elimination of intercompany accounts and transactions which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2019, which contains the audited financial statements and notes thereto, for the years ended December 31, 2019 and 2018 included within the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 22, 2020. The financial information as of December 31, 2019 presented hereto is derived from the audited consolidated financial statements presented in the Company’s audited consolidated financial statements for the year ended December 31, 2019. The interim results for the three months ended March 31, 2020 is not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

As of March 31, 2020 and December 31, 2019, the Company’s active wholly-owned subsidiaries were BioHiTech America, LLC, BioHiTech Europe Limited, BHT Financial, LLC and E.N.A. Renewables LLC, and its controlled subsidiary was Refuel America LLC (60%) and its wholly-owned subsidiaries Apple Valley Waste Technologies Buyer, Inc., Apple Valley Waste Technologies, LLC, New Windsor Resource Recovery LLC and Rensselaer Resource Recovery LLC and its controlled subsidiary Entsorga West Virginia LLC (88.7%, 88.7% and 78.2% as of March 31, 2020, December 31, 2019 and March 31, 2019, respectively). As each of these subsidiaries operate as environmental-based service companies, we did not deem segment reporting necessary.

Reclassifications to certain prior period amounts have been made to conform to current period presentation. These reclassifications have no effect on previously reported net loss.

Going Concern and Liquidity - For the three months March 31, 2020, the Company had a consolidated net loss of $3,393,974, incurred a consolidated loss from operations of $2,393,950 and used net cash in consolidated operating activities of $2,515,474. At March 31, 2020, consolidated total stockholders’ equity amounted to $5,787,541, consolidated stockholders’ equity attributable to parent amounted to $1,264,636 and the Company had a consolidated working capital deficit of $11,913,331. While the Company had not met certain of its senior secured note’s financial covenants as of March 31, 2020 (Note 6), subsequent to that date the Company has favorably renegotiated those covenants and has received a waiver for such non-compliance through June 30, 2020 as it continues to negotiate further extension of that waiver. Despite its current compliance under the waiver, until such time as the Company regains compliance or receives a waiver of such covenants for a year beyond the balance sheet date, under current GAAP accounting rules the senior secured notes amounting to $4,241,578 have been classified as current debt. The Company does not yet have a history of financial profitability. The Company does not have firm commitments to fund its future operational and strategic plans although it is presently in the process of raising additional debt for general operations and to support its leasing activities. The Company has used its Shelf Registration on Form S-3 during September 2019 to raise net proceeds of $3,035,557 through a confidentially marketed public offering of common shares, has raised $1,495,450 through a private convertible preferred stock offering in March 2020 and subsequent to March 31, 2020 one of the Company’s subsidiaries was funded $421,300 on May 13, 2020 through the Paycheck Protection Program.. There is no assurance that the Company will be able to raise sufficient capital or debt to sustain operations or to pursue other strategic initiatives or that such financing will be on terms that are favorable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Months Ended March 31, 2020 and 2019 and as of March 31, 2020 and December 31, 2019

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

Note 2. Summary of Significant Accounting Policies

The condensed consolidated financial statements have been prepared by the Company without audit in accordance with the rules and regulations of the SEC and should be read in conjunction with our audited financial statements for the year ended December 31, 2019. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading.

Recent Accounting Pronouncements:

The Company has not implemented any recent accounting pronouncements during the three months ended March 31, 2020.

The Company has not implemented the following accounting standard:

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

There have been no other recent accounting pronouncements or changes in accounting pronouncements that have been issued but not yet adopted that are of significance, or potential significance, to the Company.

Note 3. Equipment on Operating Leases, net

Equipment on operating leases consist of the following:

	March 31,	December 31,
	2020	2019
Leased equipment	$3,175,933	$3,138,951
Less: accumulated depreciation	(1,521,180)	(1,413,953)
Total Equipment on Operating Leases, net	$1,654,753	$1,724,998

The Company is a lessor of digester units under non-cancellable operating lease agreements expiring through September 2025. These leases generally have terms of three to five years and do not contain stated extension periods or options for the lessee to purchase the underlying assets. At the end of the leases, the lessee may enter into a new lease or return the asset, which would be available to the Company for releasing.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Months Ended March 31, 2020 and 2019 and as of March 31, 2020 and December 31, 2019

During the three months ended March 31, 2020 and 2019, revenue under the agreements, which is included in rental, service and maintenance revenue, amounted to $386,254 and $341,665, respectively. During the three months ended March 31, 2020 and 2019, depreciation expense included in rental, service and maintenance expense, amounted to $115,866 and $101,502, respectively.

The minimum future estimated contractual payments to be received under these leases as of March 31, 2020 is as follows:

Year ending December 31,
2020, remaining period	$1,024,508
2021	990,315
2022	719,049
2023	457,898
2024 and thereafter	181,725
$3,373,495

Note 4. HEBioT facility, equipment, fixtures and vehicles, net

HEBioT facility, equipment, fixtures and vehicles, net consist of the following:

	March 31, 2020	December 31, 2019
HEBioT facility	$31,142,974	$31,142,974
HEBioT equipment	7,407,096	7,388,896
Computer software and hardware	115,076	112,629
Furniture and fixtures	48,196	48,196
Vehicles	50,319	50,319
	38,763,661	38,743,014
Less: accumulated depreciation and amortization	(1,784,311)	(1,321,681)
Total HEBioT facility, equipment, fixtures and vehicles, net	$36,979,350	$37,421,333

Note 5. MBT Facility Development and License Costs

MBT Facility Development and License Costs consist of the following:

	March 31, 2020	December 31, 2019
MBT Projects
Survey and engineering	259,738	235,229

Technology Licenses
Future site	6,019,200	6,019,200
Martinsburg, West Virginia, net of $126,000 and $94,500 of amortization as of March 31, 2020 and December 31, 2019	1,764,000	1,795,500
Total Technology Licenses	7,783,200	7,814,700
Total MBT Facility Development and License Costs	$8,042,938	$8,049,929

MBT Facility Development Costs - During 2018, the Company commenced initial development of a project in Rensselaer, NY. As of March 31, 2020, the Company has received local permits and has filed the required state permit applications, which are undergoing review by the New York State Department of Environmental Conservation.

Technology License Agreement – Future Facility - The royalty payment for the license amounted to $6,019,200. This Technology License Agreement can be utilized at a future project and will be amortized once the facility is in operation.

Technology License Agreement – Martinsburg, West Virginia - In connection with the 2018 acquisition accounting applied to Entsorga West Virginia acquisition, the License Agreement was valued at $1,890,000. During the three months ending March 31, 2020 amounted to $31,500. Amortization of the License Agreement commenced with the facility becoming operational on March 31, 2019 and there was no amortization for the three months ended Mach 31, 2019.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Months Ended March 31, 2020 and 2019 and as of March 31, 2020 and December 31, 2019

Note 6. Line of Credit, Promissory Notes Payable, Notes Payable, Advances, and Long-Term Debts

Line of Credit, Promissory Notes Payable, Notes Payable, Advances, and Long-Term Debts consist of the following:

	March 31, 2020		December 31, 2019
	Total	Related Party	Total	Related Party
Line of credit	$1,481,356	$-	$1,479,848	$-
Senior secured promissory note	4,241,578	-	4,160,490	-
Junior promissory note	954,885	954,885	949,434	949,434
Note payable	100,000	-	100,000	-
Advances from related parties (See Note 14 Related Parties)	1,410,000	1,410,000	210,000	210,000
Long term debt - current and long-term portion	11,345	-	12,806	-

Line of Credit — The Credit Agreement and Note with Comerica does not have any financial covenants, carries interest at the rate of 3%, plus either the Comerica prime rate or a LIBOR-based rate, (5.58% and 5.71% as of March 31, 2020 and December 31, 2019, respectively) and matured on January 1, 2020, which was subsequently extended to March 31, 2020 and remains outstanding as of the date of this filing. The Company expects to obtain an amended agreement through the remainder of 2020. The line of credit is secured by the assets of BHT Financial, LLC and is personally guaranteed by the Company’s Chief Executive Officer, Frank E. Celli and James D. Chambers, a director.

Michaelson Senior Secured Term Promissory Financing — Company and several of the Company’s wholly-owned subsidiaries have a Note Purchase and Security Agreement with Michaelson Capital Special Finance Fund II, L.P. (“ MCSFF ”) for a senior secured term promissory note in the principal amount of $5,000,000 (the “Note”). The Note is not convertible and accrues interest at the rate of 10.25% per annum. The Note provides for certain financial covenants that were not met as of March 31, 2020. While the Company had not met certain of its senior secured note’s financial covenants as of March 31, 2020, subsequent to that date the Company has favorably renegotiated those covenants and has received a waiver for such non-compliance through June 30, 2020 as it continues to negotiate further extension of that waiver. Despite its current compliance under the waiver, until such time as the Company regains compliance or receives a waiver of such covenants for a year beyond the balance sheet date, under current GAAP accounting rules the senior secured notes amounting to $4,241,578 have been classified as current debt. As of December 31, 2019 those certain financial covenants were not met and a waiver of such was granted by MCSFF through January 1, 2021 with the condition that the parties negotiate new financial covenants, which were concluded subsequent to March 31, 2020. As of December 31, 2019, the Note has been classified based on the contractual repayment schedule. For purposes of the following maturity schedule, as the Company believes that it will achieve compliance with the revised financial covenants and MCSFF has a history of waiving non-compliance with financial covenants, the maturities have been presented based upon the contractual repayment terms in effect as of March 31, 2020. The Note is contractually scheduled to be repaid in eight, equal, quarterly installments of $625,000 commencing on May 15, 2021 and ending February 2, 2023 (the “Maturity Date”).

Note Payable — As of March 31, 2020 and December 31, 2019, the note, with interest at 10%, had a remaining balance outstanding of $100,000 and matured on January 1, 2020 and remains outstanding as of the date of this filing. The Company expects to amend the agreement to extend the maturity date through the remainder of 2020.

Contractual Maturities of Senior Secured, Junior Promissory, Notes Payable and Long Term Debt — As of March 31, 2020, excluding discounts and deferred finance costs, which are being amortized as interest expense, are as follow:

Year Ending December 31,	Amortizing	Non- Amortizing	Total
2020 (Remaining)	$3,144	$100,000	$103,144
2021	4,380	1,875,000	1,879,380
2022	3,821	2,500,000	2,503,821
2023	-	625,000	625,000
2024 and thereafter	-	1,044,477	1,044,477
Total	$11,345	$6,144,477	$6,155,822

Note 7. Entsorga West Virginia, LLC WVEDA Solid Waste Disposal Revenue Bonds

During 2016, Entsorga West Virginia LLC (the “Borrower”) was issued $25,000,000 in Non-Recourse Solid Waste Revenue Bonds from the West Virginia Economic Development Authority (the “WVEDA Bonds”). The WVEDA Bonds were issued in two series with one for $7,535,000 bearing interest at 6.75% per annum with a maturity date of February 1, 2026 and the second for $17,465,000 bearing interest at 7.25% per annum with a maturity of February 1, 2036. Both series were issued at par. The 2026 series was payable with interest-only payments through February 1, 2019 then annual payments of principal and semi-annual payments of interest through maturity. The 2036 series is payable with interest-only payments through February 1, 2019 then annual payments of principal and semi-annual payments of interest through maturity. Repayment of principal is by way of sinking fund.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Months Ended March 31, 2020 and 2019 and as of March 31, 2020 and December 31, 2019

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

The outstanding balance of the WVEDA Bonds as of March 31, 2020 and December 31, 2019 is $33,000,000, which is presented net of unamortized debt issuance costs amounting to $2,207,759 as of March 31, 2020 and December 31, 2019, less associated amortization of $460,492 and $415,185 as of March 31, 2020 and December 31, 2019, respectively, which includes amortization prior to the Company’s control acquisition in 2018. Amortization is calculated on the effective interest method, which is included in interest expense in the accompanying consolidated statements of operations and comprehensive loss.

The loan agreement and indenture of trust place restrictions on the Borrower and its members regarding additional encumbrances on the property, disposition of the property, and limitations on equity distributions. The loan agreement also provides for financial covenants, which became effective on September 30, 2019. As of March 31, 2020 and December 31, 2019 the Company was not in compliance with all of the financial covenants and subsequently was in default on a principal repayment due in February 2020 and has entered into a forbearance agreement with the bond trustee that provides, they will not accelerate the repayment of the bonds due to the defaults through April 2, 2021.

The future sinking fund payments by the Borrower as of March 31, 2020 are as follow:

Year Ending December 31,	2016 Issue 2026 Series	2016 Issue 2036 Series	2018 Issue 2036 Series	Total
2020 (remaining)	$1,160,000	$-	$230,000	$1,390,000
2021	1,215,000	-	255,000	1,470,000
2022	900,000	-	275,000	1,175,000
2023	965,000	-	300,000	1,265,000
2024 and thereafter	3,295,000	17,465,000	6,940,000	27,700,000
Total	$7,535,000	$17,465,000	$8,000,000	$33,000,000

In connection with the November 1, 2018 amendment and restatement of the WVEDA Bonds, Comerica Bank issued a standby letter of credit in the amount of $1,250,000 for the benefit of the WVEDA Bond trustee that is collateralized by the Company’s cash.

Note 8. Equity and Equity Transactions

The Company has 50,000,000 shares of its $0.0001 par common stock and 10,000,000 shares of blank check preferred stock authorized by its shareholders. As of March 31, 2020 and December 31, 2018, 17,417,288 and 17,300,899 shares of common stock have been issued; and 3,209,210 and 3,179,120 shares, respectively, of preferred stock have been designated in five series of shares, which have a total of $1,192,619 in accumulated, but undeclared preferential dividends as of March 31, 2020, as follows:

	Designated	Par	Stated	Shares Outstanding
Designation	Shares	Value	Value	March 31, 2020	December 31, 2019
Series A Convertible Preferred Stock	333,401	$0.0001	$5.00	145,312	145,312
Series B Convertible Preferred Stock	1,111,200	0.0001	$5.00	-	-
Series C Convertible Preferred Stock	1,000,000	0.0001	$10.00	427,500	427,500
Series D Convertible Preferred Stock	20,000	0.0001	$100.00	18,850	18,850
Series E Convertible Preferred Stock	714,519	0.0001	$2.64	264,519	264,519
Series F Convertible Preferred Stock	30,090	0.0001	$115.00	13,045	-

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

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Months Ended March 31, 2020 and 2019 and as of March 31, 2020 and December 31, 2019

Series F Convertible Preferred Stock — On March 9, 2020 the Company designated a new series of preferred stock and subsequently on March 18, 2020 had an initial closing of $1,500,000 on 13,045 shares of the new series of preferred stock and 178,597 common stock warrants and are presented net of $50,836 in warrant valuations and $4,550 in issuance costs. The newly designated series, the Series F Redeemable, Convertible Preferred Stock (the “Sr. F Preferred Stock”) is comprised of 30,090 shares with a par value of $0.0001 per share and a stated value per share of $115.00 that has a dividend rate of 9%. The Sr. F Preferred Stock is convertible by the holder at any time at a conversion rate of $2.10, subject to certain antidilution adjustments and is redeemable by the Company after 24 months at its stated value, plus any outstanding accrued or accumulated dividends for cash, or if the Company’s common stock is trading over $3.00 per share and has daily trading volume of over 50,000 shares, for the Company’s common stock at the conversion rate in effect at the time. In connection with the offering of the Sr. F Preferred Stock, the Company also issued 178,597 warrants that expire in five years to acquire the Company’s common stock at $2.30 per share.

Warrants — In connection with the issuance of convertible debt, preferred and common stock and in connection with services provided, the Company has the 4,852,858 warrants to acquire the Company’s common stock outstanding as of March 31, 2020, as follows:

Expiring During the Year Ending December 31,	Warrant Shares	Exercise Price per Share	Weighted Average Exercises Price per Share
2020	22,860	$3.50	$3.50
2021	1,768,516	$1.80 to $3.75	$3.25
2022	1,699,861	$1.80 to $5.00	$2.60
2023	740,749	$1.80	$1.80
2024	385,945	$1.80	$1.80
2025	234,927	$2.25 to $2.30	$2.29

The following table summarizes the outstanding warrant activity for the three months ended March 31, 2020:

Outstanding, January 1, 2020	4,674,261
Issued as a result of Series F Convertible Preferred Stock offering	178,597
Exercised	-
Expired	-
Outstanding, March 31, 2020	4,852,858

Note 9. Equity Incentive Plans

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

Effective January 30, 2020, the Company granted nonqualified options for 155,450 shares and 269,060 restricted stock units. The options granted had a fair value of $162,959 using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.44%, expected dividend yield of 0%, expected volatility of 49.24% and expected term in years of from 1.00 to 2.92 years. The restricted stock units had a value of $538,120 based on the market value on the date of the grants and a weighted average vesting period of 0.75 years.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Months Ended March 31, 2020 and 2019 and as of March 31, 2020 and December 31, 2019

Compensation expense related to stock options and restricted stock for the three months ended March 31, was:

	2020	2019
Stock options	$48,460	$58,388
Restricted stock	231,745	239,361
Total	$280,205	$297,749

Compensation expense related to stock options and restricted stock for the three months ended March 31, are reflected in the following captions within operating expenses in the condensed consolidated statements of operations and comprehensive loss:

	2020	2019
Rental, service and maintenance	$3,317	$5,755
Selling, general and administrative	276,888	291,994
Total	$280,205	$297,749

The following summarizes the Company’s stock option activity for the three months ended March 31, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding – January 1, 2020	363,826	$3.71	7.34	-
Granted	155,450	2.00	-	-
Exercised	-	-	-	-
Forfeited, Canceled or Expired	-	-	-	-
Outstanding – March 31, 2020	519,276	$3.20	7.91	-
Exercisable – March 31, 2020	241,651	$3.67	6.59	-

The following summarizes the Company’s restricted stock unit activity for the three months ended March 31, 2020:

Balance, January 1, 2020	291,730
Grants	269,060
Forfeited	-
Vested	-
Balance, March 31, 2020	560,790

Note 10. Revenue

The Company recognizes revenue as services are performed or products are delivered and generally recognize revenue for the gross amount of consideration received as we are generally the primary obligor (or principal) in our contracts with customers as we hold complete responsibility to the customer for contract fulfillment.  We record amounts collected from customers for sales tax on a net basis.

Disaggregation of Revenue — The disaggregation of revenue for the three months ended March 31, is as follows:

	2020	2019
Revenue Type:
Rental of digesters	$386,254	$341,665
Services	601,433	372,975
Product sales	371,654	23,061
Total Revenue	$1,359,341	$737,701

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Months Ended March 31, 2020 and 2019 and as of March 31, 2020 and December 31, 2019

Note 11. Risk Concentrations

The Company operates as a single segment on a worldwide basis through its subsidiaries, resellers and independent sales agents. Gross revenues and net non-current tangible assets on a domestic and international basis are as follows:

	United States	International	Total
2020:
Revenue, for the three months ended March 31, 2020	$1,225,910	$133,431	$1,359,341
Non-current tangible assets, as of March 31, 2020	38,330,741	316,862	38,647,603

2019:
Revenue, for the three months ended March 31, 2019	$641,646	$96,055	$737,701
Non-current tangible assets, as of December 31, 2019	38,803,333	355,825	39,159,658

Credit risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institutions. At times, the Company’s cash may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) in the USA and the Financial Conduct Authority (“FCA”) in the UK insurance limits. Through March 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Major customers — During the three months ended March 31, 2020, one customer represented at least 10% of revenues, accounting for 35.9% (Gold Medal Group, LLC, an affiliated entity, “GMG”) of revenues. During the three months ended March 31, 2019, one customer represented at least 10% of revenues, accounting for 34.6% (GMG).

As of March 31, 2020 one customer represented at least 10% of accounts receivable, accounting for 74.8% (GMG) of accounts receivable. As of December 31, 2019 one customer represented at least 10% of accounts receivable, accounting for 58.9% (GMG) of accounts receivable.

Vendor concentration — During the three months ended March 31, 2020, one vendor represented at least 10% of costs of revenue, accounting for 24.5% (GMG). During the three months ended March 31, 2019, no vendors represented at least 10% of the combined cost of revenues.

As of March 31, 2020, excluding construction payables and other professional fees, one vendor represented at least 10% of accounts payable accounting for 45.5% (GMG) of accounts payable. As of December 31, 2019, one vendor represented at least 10% of accounts payable accounting for 54.4% (GMG) of accounts payable.

Affiliate relationship — GMG owns a 40% interest in Refuel America, LLC, a consolidated subsidiary of the Company. GMG’s subsidiaries, which are not consolidated in the Company’s financial statements have several business relationships with the Company and its subsidiaries that result in revenues and expenses noted above. See Note 14. Related Party Transactions.

Note 12. Commitments and Contingencies

During the three months ended March 31, 2020 the Company was involved in the following legal matters.

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

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Months Ended March 31, 2020 and 2019 and as of March 31, 2020 and December 31, 2019

It is management’s opinion that the resolution of this known claim will not materially affect the Company’s future financial position, results of operations, or cash flows.

From time to time, the Company may be involved in other legal matters arising in the ordinary course of business. While the Company believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is, or could be, involved in litigation, will not have a material adverse effect on its business, financial condition or results of operations

Note 13. Leases

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

The Company rents its headquarters and attached warehousing space from a related party (see Note 14) and has a land lease relating to the Martinsburg, WV HEBioT facility under operating leases. The HEBioT facility land lease has an initial term of 30 years, plus four 5-year extensions. For purposes of our determination of lease liabilities, extensions were not included. As the leases do not provide an implicit rate, the Company used incremental borrowing rates in determining the present value of lease payments. For the HEBioT facility land lease a rate of 11% was utilized and a rate of 10.25% was used on the other leases. The current portion of the lease liabilities of $121,510 is included in accrued expenses and liabilities. Total lease costs under operating leases amounted to $55,356 and $67,532 for the three months ended March 31, 2020 and 2019, respectively. Maturities of lease liabilities under these leases, which have a weighted average remaining term of 25.6 years, as of March 31, 2020 is:

Year Ending December 31,
2020 (remaining)	$95,521
2021	109,000
2022	113,000
2023	113,000
2024 and thereafter	2,980,750
Total lease payments	3,411,271
Less imputed interest	(2,372,788)
Present value of lease liabilities	$1,038,483

The Company operating cash flows for operating leases amounting to $51,406 and $46,034 for the three months ended March 31, 2020 and 2019, respectively.

Note 14. Related Party Transactions

Related parties include Directors, Senior Management Officers, and shareholders, plus their immediate family, who own a 5% or greater ownership interest at the time of a transaction. Related parties also include GMG and its subsidiaries as a result of its 40% interest in Refuel America, LLC (“Refuel”), a consolidated entity of the Company.

During 2018 GMG acquired as regional waste management entity, Apple Valley Waste (“AVW”), with operations located in West Virginia, Maryland and Pennsylvania. As part of this acquisition, GMG also acquired AVW’s interests in EWV that were contributed to Refuel. Prior to GMG’s acquisition of AVW and the Company’s investments and control acquisition of EWV, in order for EWV to receive the proceeds from the Entsorga West Virginia, LLC WVEDA Non-Recourse Solid Waste Disposal Revenue Bonds, EWV and AWV had entered into several agreements relating to business services, solid waste delivery and disposal.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Months Ended March 31, 2020 and 2019 and as of March 31, 2020 and December 31, 2019

The table below presents the face amount of direct related party assets and liabilities and other transactions or conditions as of or during the periods indicated.

		March 31, 2020	December 31, 2019
Assets:
Accounts receivable	(a) (b)	$1,860,171	$1,370,867
Intangible assets, net, included in other assets	(c)	35,349	40,399
Liabilities:
Accounts payable	(c) (d) (e) (f)	2,654,592	2,531,034
Accrued interest payable		101,907	46,796
Long term accrued interest	(g)	1,567,311	1,510,193
Advance from related party	(h)	1,410,000	210,000
Junior promissory note	(g)	954,885	949,434
Other:
Line of credit guarantee	(i)	1,481,356	1,479,848

The table below presents direct related party expenses or transactions for the three months ended March 31,2020 and 2019. Compensation and related costs for employees of the Company are excluded from the table below.

		2020	2019
Management advisory and other fees	(a)	$75,000	$250,000
HEBioT revenue	(b)	406,958	-
Operating expenses - HEBioT	(d)	298,803	-
Operating expenses – Selling, general and administrative	(e)	25,156	24,537
Operating expenses - Selling, general and administrative	(c) (f)	110,650	18,750
Interest expense		97,948	63,628
Debt guarantee fees	(i)	16,875	16,875

Summary notes:

a -	Management Advisory Fees	f -	Business Services Fees
b -	HEBioT Disposal Revenues	g -	Junior Promissory Note
c -	Distribution Agreement	h -	Advances from Related Parties
d -	Disposal costs	i -	Line of Credit
e -	Facility Lease

Advances from Related Parties - The Company’s Chief Executive Officer (the “Officer”) on occasion  advances the Company funds for operating and capital purposes. The advances bear interest at 13% and are unsecured and due on demand. During the three months ended March 31,2020 the Officer advanced $1,000,000 to the Company. There are no financial covenants related to this advance and there are no formal commitments to extend any further advances. In addition, during the three months ended March 31, 2020 another officer advanced $200,000 to the Company.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Months Ended March 31, 2020 and 2019 and as of March 31, 2020 and December 31, 2019

Note 15. Supplemental Consolidated Statement of Cash Flows Information

Changes in non-cash operating assets and liabilities, as well as other supplemental cash flow disclosures for the three months ended March 31, are as follows.

	2020	2019
Changes in operating assets and liabilities:
Accounts receivable	$(324,890)	$48,266
Inventory	31,981	76,930
Prepaid expenses and other assets	(25,989)	(36,508)
Accounts payable	672,061	3,088,732
Accrued interest payable	(525,392)	(399,764)
Accrued expenses	(9,591)	(2,668,827)
Deferred revenue	11,977	12,142
Customer deposits	(38,000)	4,351
Net change in operating assets and liabilities	$(207,843)	$125,322

Supplementary cash flow information:
Cash paid during the periods for:
Interest	$1,387,402	$1,082,526
Income taxes	-	-

	2020	2019
Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Transfer of inventory to leased equipment	$67,604	$6,884
Accrual of Series A preferred stock dividends	17,564	18,372
Payment of Series A preferred stock dividends in common stock	25,000	-

Reconciliation of Cash and Restricted Cash:
Cash	$1,934,846	$1,374,564
Restricted cash (current)	1,137,714	2,137,456
Restricted cash (non-current)	2,563,978	2,532,933
Total cash and restricted cash at the end of the period	$5,636,538	$6,044,953

Note 16. Subsequent Events

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

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Months Ended March 31, 2020 and 2019 and as of March 31, 2020 and December 31, 2019

On January 30, 2020 the Chief Executive Officer and another officer advanced $1,050,000 and $200,000 to the Company, which the Company repaid $275,000 and $200,000 on April 27, 2020, respectively.

The Company has applied for funds under the Paycheck Protection Program in May 2020 for one of its subsidiaries. The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The application amounting to $421,300 was approved and was funded on May 13, 2020. The forgiveness of the loan attendant to these funds, is dependent on the Company qualifying for the forgiveness of such loan based on its future adherence to the forgiveness criteria.

On April 6, 2020 the Company closed on an additional $65,000 on 566 shares of the Series F of preferred stock and 7,750 common stock warrants.

Effective April 1, 2020 the Company and GMG mutually agreed to reduce the scope and its annual fee related to the management agreement in place from $300,000 to $100,000 per year.

Note 17. Condensed Consolidating Financial Information

The WVEDA Solid Waste Disposal Revenue Bond obligations of Entsorga West Virginia LLC are not guaranteed by its members, including the Company, however the membership interests of Entsorga West Virginia LLC are pledged, and the debt agreements provide restrictions prohibiting distributions to the members, including equity distributions or providing loans or advances to the members.

The following pages present the Company’s consolidating balance sheet as of March 31, 2020 and December 31, 2019 and its condensed consolidating statements of operations and cash flows for the three months ended March 31, 2020 and 2019, for Entsorga West Virginia LLC and the Parent consolidated with other Company subsidiaries not subject to the WVEDA Solid Waste Disposal Revenue Bond restrictions and the elimination entries necessary to present the Company’s financial statements on a consolidated basis. The following condensed consolidating financial information should be read in conjunction with the Company's consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Months Ended March 31, 2020 and 2019 and as of March 31, 2020 and December 31, 2019

Condensed Consolidating Balance Sheet as of March 31, 2020

	Parent and other Subsidiaries	Entsorga West Virginia LLC	Eliminations	Consolidated
Assets
Cash	$1,917,803	$17,043	$-	$1,934,846
Restricted cash	-	1,137,714	-	1,137,714
Other current assets	1,640,754	1,507,533	(123,459)	3,024,828
Current assets	3,558,557	2,662,290	(123,459)	6,097,388
Restricted cash	-	2,563,978	-	2,563,978
HEBioT facility and other fixed assets	1,682,271	36,951,832	-	38,634,103
Operating lease right of use assets	24,325	894,260	-	918,585
MBT facility development and license costs	6,278,938	1,764,000	-	8,042,938
Investment in subsidiaries and intercompany accounts	13,069,738	(2,450,776)	(10,618,962)	-
Goodwill	-	58,000	-	58,000
Other assets	48,849	-	-	48,849
Total assets	$24,662,678	$42,443,584	$(10,742,421)	$56,363,841

Liabilities and stockholders’ equity
Line of credit	$1,481,356	$-	$-	$1,481,356
Current portion of Debts and Bonds	4,241,578	2,860,000	-	7,101,578
Other current liabilities	3,790,497	5,637,288	-	9,427,785
Current liabilities	9,513,431	8,497,288	-	18,010,719
Notes payable and other debts	962,011	-	-	962,011
Accrued interest	1,567,311	-	-	1,567,311
Non-current lease liabilities	-	916,973	-	916,973
WV EDA bonds	-	28,392,733	-	28,392,733
Total liabilities	12,042,753	37,806,994	-	49,849,747
Redeemable preferred stock	726,553	-	-	726,553
Stockholder’s equity:
Attributable to parent	1,264,636	-	-	1,264,636
Attributable to non-controlling interests	10,628,736	4,636,590	(10,742,421)	4,522,905
Stockholders’ equity	11,893,372	4,636,590	(10,742,421)	5,787,541
Total liabilities and stockholders’ equity	$24,662,678	$42,443,584	$(10,742,421)	$56,363,841

Condensed Consolidating Statement of Operations for the three months ended March 31, 2020

	Parent and other Subsidiaries	Entsorga West Virginia LLC	Eliminations	Consolidated
Revenue	$869,209	$490,132	$-	$1,359,341
Operating expenses
HEBioT	-	812,427	-	812,427
Rental, service and maintenance expense	260,835	-	-	260,835
Equipment	146,404	-	-	146,404
Selling, general and administrative	1,668,780	249,643	-	1,918,423
Depreciation and amortization	124,733	490,469	-	615,202
Total operating expenses	2,200,752	1,552,539	-	3,753,291
Loss from operations	(1,331,543)	(1,062,407)	-	(2,393,950)
Other (income) expenses, net	348,228	651,796	-	1,000,024
Net loss	$(1,679,771)	$(1,714,203)	$-	$(3,393,974)

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Months Ended March 31, 2020 and 2019 and as of March 31, 2020 and December 31, 2019

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2020

	Parent and other Subsidiaries	Entsorga West Virginia LLC	Eliminations	Consolidated
Cash flows used in operating activities:
Net loss	$(1,679,771)	$(1,714,203)	$	$(3,393,974)
Non-cash adjustments to reconcile net loss to net cash used in operations	550,567	535,776		1,086,343
Changes in operating assets and liabilities	(1,433,781)	1,225,938		(207,843)
Net cash used in operations	(2,562,985)	47,511		(2,515,474)

Cash flow used in investing activities:
Purchases of construction in-progress, equipment, fixtures and vehicles	(2,649)	(18,200)		(20,849)
Other investing activities	(24,509)	-		(24,509)
Net cash used in investing activities	(27,158)	(18,200)		(45,358)

Cash flows from financing activities:
Issuances of debt and equity	2,695,450	-		2,695,450
Repayments of debt	(1,460)	-		(1,460)
Net cash provided by financing activities	2,693,990	-		2,693,990
Effect of exchange rate on cash	(33,572)	-		(33,572)
Cash – beginning of period (restricted and unrestricted)	1,847,526	3,689,426		5,536,952
Cash – end of period (restricted and unrestricted)	$1,917,803	$3,718,735	$	$5,636,538

Condensed Consolidating Balance Sheet as of December 31, 2019

	Parent and other Subsidiaries	Entsorga West Virginia LLC	Eliminations	Consolidated
Assets
Cash	$1,847,526	$-	$-	$1,847,526
Restricted cash	-	1,133,581	-	1,133,581
Other current assets	1,697,910	1,116,821	(64,669)	2,750,062
Current assets	3,545,436	2,250,402	(64,669)	5,731,169
Restricted cash	-	2,555,845	-	2,555,845
HEBioT facility and other fixed assets	1,753,730	37,392,601	-	39,146,331
Operating lease right of use assets	48,021	897,026	-	945,047
MBT facility development and license costs	6,254,429	1,795,500	-	8,049,929
Investment in subsidiaries	10,864,783	-	(10,864,783)	-
Goodwill	-	58,000	-	58,000
Other assets	53,726	-	-	53,726
Total assets	$22,520,125	$44,949,374	$(10,929,452)	$56,540,047

Liabilities and stockholders’ equity
Line of credit	$1,479,848	$-	$-	$1,479,848
Current portion of WV EDA Bonds	-	1,390,000	-	1,390,000
Other current liabilities	2,387,916	6,475,985	(650,894)	8,213,007
Current liabilities	3,867,764	7,865,985	(650,894)	11,082,855
Notes payable and other debts	5,118,125	-	-	5,118,125
Accrued interest	1,510,193	-	-	1,510,193
Non-current lease liabilities	-	915,170	-	915,170
WV EDA bonds	-	29,817,426	-	29,817,426
Total liabilities	10,496,082	38,598,581	(650,894)	48,443,769
Redeemable preferred stock	726,553	-	-	726,553
Stockholder’s equity:
Attributable to parent	2,024,143	-	-	2,024,143
Attributable to non-controlling interests	9,273,347	6,350,793	(10,278,558)	5,345,582
Stockholders’ equity	11,297,490	6,350,793	(10,278,558)	7,369,725
Total liabilities and stockholders’ equity	$22,520,125	$44,949,374	$(10,929,452)	$56,540,047

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Months Ended March 31, 2020 and 2019 and as of March 31, 2020 and December 31, 2019

Condensed Consolidating Statement of Operations for the three months ended March 31, 2019

	Parent and other Subsidiaries	Entsorga West Virginia LLC	Eliminations		Consolidated
Revenue	$737,701	$-	$		$737,701
Operating expenses
Rental, service and maintenance expense	203,203	-		-	203,203
Selling, general and administrative	2,057,247	269,115		-	2,326,362
Depreciation and amortization	129,439	-		-	129,439
Total operating expenses	2,389,889	269,115		-	2,659,004
Loss from operations	(1,652,188)	(269,115)		-	(1,921,303)
Other expenses	311,989	27,875		-	339,864
Net loss	$(1,964,177)	$(296,990)		$-	$(2,261,167)

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2019

	Parent and other Subsidiaries	Entsorga West Virginia LLC	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(1,964,177)	$(296,990)	$-	$(2,261,167)
Adjustments to reconcile net loss to net cash used in operations	892,106	31,090	-	923,196
Changes in operating assets and liabilities	63,732	61,590	-	125,322
Net cash used in operations	(1,008,339)	(204,310)	-	(1,212,649)

Cash flow from investing activities:
Construction in process and acquisitions of property and equipment	188	(2,795,012)	-	(2,794,824)
Capital contribution to Entsorga West Virginia, LLC	(1,000,000)	-	1,000,000	-
Other investing activities	52,400	-	-	52,400
Net cash used in investing activities	(947,412)	(2,795,012)	1,000,000	(2,742,424)

Cash flows from financing activities:
Issuances of debt and equity	900,000	1,000,000	(1,000,000)	900,000
Repayments of debt	(2,264)	-	-	(2,264)
Deferred financing costs incurred	-	(43,941)	-	(43,941)
Net cash provided by financing activities	897,736	956,059	(1,000,000)	853,795
Effect of exchange rate on cash	19,851	-	-	19,851
Cash – beginning of period (restricted and unrestricted)	2,410,708	6,715,672	-	9,126,380
Cash – end of period (restricted and unrestricted)	$1,372,544	$4,672,409	$-	$6,044,953

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on May 22, 2020.

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

Impact of COVID-19

The Company’s operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and the world. Due to the timing of initial and evolving governmental orders and guidelines impacting the Company’s financial operations in New York, and West Virginia, as well as other contributors to the process of financial statement preparation in other U.S. states, relating to social distancing, stay in place orders, travel and other restrictions on business, necessary and immediate access of personnel, records and information have been adversely effected as set forth throughout this report.

Company Overview

The Company’s mission is to reduce the environmental impact of the waste management industry through the development and deployment of cost-effective technology solutions. The Company’s suite of technologies includes on-site biological processing equipment for food waste, patented processing facilities for the conversion of municipal solid waste into an E.P.A. recognized renewable fuel, and proprietary real-time data analytics tools to reduce food waste generation. These unique proprietary solutions may enable certain businesses and municipalities of all sizes to lower disposal costs while having a positive impact on the environment.  When used individually or in combination, the Company’s solutions can reduce the carbon footprint associated with waste transportation, repurpose non-recyclable plastics, and significantly reduce landfill usage.

Revolution Series™ Digesters

The Company currently markets an aerobic digestion technology solution for the disposal of food waste at the point of generation. Its line of Revolution Series Digesters have been described as self-contained, robotic digestive systems that are as easy to install as a standard dishwasher with no special electrical or plumbing requirements. Units range in size depending upon capacity, with the smallest unit approximately the size of a residential washing machine. The digesters utilize a biological process to convert food waste into a liquid that is safe to discharge down an ordinary drain. This process can result in a substantial reduction in costs for customers including restaurants, grocery stores, cruise lines and hotel/hospitality companies by eliminating the transportation and logistics costs associated with food waste disposal. The process also reduces the greenhouse gases associated with food-waste transportation and decomposition in landfills that have been linked to climate change. The Company offers its Revolution Series Digesters in several sizes targeting small to mid-sized food waste generators with both sale and rental options that are often more economical than traditional disposal methods. The Revolution Series Digesters are manufactured and assembled in the United States.

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

On January 30, 2020 the Company announced a purchase contract to provide its Revolution Series of Digesters to Carnival Corporation that the Company estimated with a value of $14 million over a two-year period. Leading up to that contract, the Company had been scaling its core infrastructure in anticipation of the fulfillment of that contract. As a result of COVID-19, Carnival Corporation has temporarily ceased ocean-going operations in North America through September 30, 2020, and as a result of current uncertainties, the implementation of the sales and services under this contract has been delayed. The contract remains in force and the Company anticipates that sales and services under this contract will resume as the uncertainties surrounding COVID-19 are resolved in the coming months.

HEBioT Resource Recovery Technology

The Company expanded its technology business in 2016 through the acquisition of certain development rights to a patented Mechanical Biological Treatment (“MBT”) technology developed by a European engineering firm that relies upon High Efficiency Biological Treatment (“HEBioT”) to process waste at the municipal or enterprise level. The technology results in a substantial reduction in landfill usage by converting a significant portion of intake, including organic waste and non-recyclable plastics, into a United States EPA recognized alternative fuel that can be used as a partial replacement for coal. The company is currently exploring additional uses for its Solid recovered fuel (“SRF”) such as fuel for cogeneration and as a feedstock for bio-plastics.

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

New Product Offering

In addition to the Company’s products focused on reducing the environmental impact of the waste management industry through the development and deployment of cost-effective technology solutions, as a result of symmetry with our customers and prospects and a new demand for post COVID environmental technologies, on May 12, 2020, the Company entered into an agreement with Altapure, LLC (“Altapure”). Altapure is a technology developer and manufacturer of ultrasonic based disinfecting products, to distribute its patented line of environmentally-friendly, high-level disinfecting products, including its newest product, the AP-4™, an enhanced, automated and touchless high-level disinfection sub-micron aerosol system providing a safe process and rapid kill of spores, viruses, and vegetative bacteria, such as but not limited to: COVID-19, Acinetobacter baumannii, Pseudomonas aeruginosa, VRE, MRSA, Bacillus atrophaeus, Geobacillus stearothermophilus, Polio virus, C. auris and Clostridium difficile (C. difficile); and commenced live product demonstrations in June 2020.

Results of operations for the three months ended March 31, 2020 compared to the three months ended March 31, 2019

Overview

	Three Months Ended March 31,
	2020	2019

Revenue	$1,359,341	$737,701
Operating expenses	3,753,291	2,659,004
Loss from operations	(2,393,950)	(1,921,303)
Other expenses	1,000,024	339,864
Net loss	$(3,393,974)	$(2,261,167)

Revenue increased $621,640 (84.3%) due to the HEBioT facility coming on-line in the second quarter of 2019 and an increase in digester equipment sales, which is the result of a strategic focus on sales as compared to rentals. These increases were offset by decreases in rental, service and maintenance resulting from lower service and maintenance revenue and management advisory fees as the Company reduces the level of support provided under the agreement in order to maintain adequate focus on the Company’s core services.

Operating expenses increased by $1,094,287 (41.2%) due to HEBioT facility costs, including depreciation, as well as increased costs associated with digester equipment sales resulting from the increase in sales and rental, service and maintenance due to increased staffing prior to the onset of COVID-19 as the Company scaled its core infrastructure in anticipation of executing a contract with Carnival Corporation, which was announced on January 30, 2020. The increases were offset by a decrease in selling, general and administrative expenses primarily due to a first quarter 2019 write-off of a HEBioT site that was discontinued in favor of a larger more suitable site.

The loss from operations increased by $472,647 (24.6%) as a result of increased operating expenses increasing greater than the increase in revenues.

Other expenses increased by $660,160 (194.2%) primarily due to interest related to the non-recourse municipal bond financing the HEBioT facility which was under construction in the first quarter of 2019.

Net loss increased by $1,132,807 (50.1%) due to the increase in operating loss and the increase in other expenses.

Revenue and Related Expenses

	Three Months Ended March 31,
	2020	2019

Revenue
HEBioT (related entity)	$490,132	$-
Rental, service and maintenance	471,093	487,701
Equipment sales	323,116	-
Management advisory and other fees (related entity)	75,000	250,000
Total revenue	1,359,341	737,701
Operating expenses
HEBioT processing (related entity)	812,427	-
Rental, service and maintenance	260,835	203,203
Equipment sales	146,404	-
Total related expenses	1,216,666	203,203
Contribution	142,675	534,498
Contribution margins
HEBioT (related entity)	(65.7)%	-%
Rental, service and maintenance	44.6	58.3
Equipment sales	54.7	-

HEBioT – The HEBioT facility commenced operations in the second quarter of 2019. During the first quarter of 2020 the facility was ramping up in-take volumes of waste, however the primary customer for the facility’s solid recovered fuel (“SRF”) had not yet completed its construction of their fuel intake system that would allow for the delivery of SRF. Toward the end of the first quarter in 2020 the customer was finalizing safety and building inspections that would allow for acceptance of the SRF. During the first quarter of 2020, the operating costs of the facility exceeded revenues due to the operating of the facility and higher disposal costs related to excess SRF that was not able to be delivered to the Company’s secondary SRF customer.

Rental, service and maintenance  – Rental revenue increased by $44,590 (13.1%) to $386,254 in the first quarter of 2020, as compared to $341,664 in the first quarter of 2019. This increase was the result of an increase in the number of rental units. Service and maintenance revenue decreased by $61,198 (41.9%) to $84,838 in the first quarter of 2020, as compared to $146,036 in the first quarter of 2019. This decrease continues the trend of lower maintenance and service levels due to the newer Revolution Series of digesters. Rental, service and maintenance expenses increased by $57,632 (28.4%) primarily due to a staffing increase in preparation for the execution on the contract with Carnival Cruise Lines, which as a result of COVID-19 was delayed. Staffing costs increased by $46,406 (78.7%) to $105,371 in the first quarter of 2020, as compared to $58,965 in the first quarter of 2019. All other expenses increased by $11,226 (7.8%) to $155,464 in the first quarter of 2020, as compared to $144,238 in the first quarter of 2019 primarily due to an increase in consumables offset by third party repair expenses.

Equipment sales – Equipment sales revenue increased by $323,116 (100.0%) as compared to no sales in the first quarter of 2019. Sales expense, like wise increased by $146,404 (100.0%) as compared to no sales in the first quarter of 2019. The contribution margin of 54.7% is in-line with historical rates. The Company began a shift in its deployment model to be more heavily weighted to sales versus rentals in the first quarter of 2020 and believes this trend will continue.

Management advisory and other fees – In order to maintain adequate focus on the Company’s core services as demand continues to grow for the Company’s products, it has reduced the level of support provided under the Management Advisory agreement. As a result, management advisory and other fees decreased by $175,000 (70.0%) to $75,000 in the first quarter of 2020, as compared to $250,000 in the first quarter of 2019. Effective April 1, 2020, the fee was further reduced to $100,000 per year. As the services are provided by the executive management of the Company, no incremental expenses are incurred or allocated as expenses of the services.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2020	2019

Staffing	$1,078,535	$1,195,508
Professional fees	268,395	379,956
Other costs	176,663	435,382
Other expenses	394,830	315,516
Total selling , general and administrative expenses	$1,918,423	$2,326,362

Staffing – Staffing expense decreased by $116,973 (9.8%) to $1,078,535 in the first quarter of 2020, as compared to $1,195,508 in the first quarter of 2019. This decrease was the result of a decrease in general staffing of $108,663 (14.2%), a decrease in stock based compensation of $15,105 (5.2%) offset in-part by an increase in employee fringe and taxes of $6,795 (4.9%).

Professional fees – Professional fees decreased by $111,561 (29.4%) to $268,395 in the first quarter of 2020, as compared to $379,956 in the first quarter of 2019. This decrease was the result of a decrease in legal expenses of $73,634 (47.4%) to $81,684 in the first quarter of 2020, as compared to $155,318 in the first quarter of 2019; a decrease in accounting expenses of $63,961 (37.6%) to $106,312 in the first quarter of 2020, as compared to $170,273 in the first quarter of 2019; a decrease in investment banking expenses of $21,275 (39.3%) to $32,800 in the first quarter of 2020, as compared to $54,075 in the first quarter of 2019; offset by an increase in public relations and marketing expenses of $47,309 to $47,599 in the first quarter of 2020, as compared to $290 in the first quarter of 2019. The decrease in legal and accounting was the result of a lower volume of acquisitions in 2020 than at the start of 2019 and the decrease in investment banking expenses was a shift to public relations and marketing.

Other costs – Other costs decreased by $258,719 (59.4%) to $176,663 in the first quarter of 2020, as compared to $435,382 in the first quarter of 2019. This decrease was the result of a non-recurring loss on the write-off of a HEBioT facility site amounting to $346,654 in the first quarter of 2019 that was discontinued in favor of a larger more suitable site, a decrease in equipment research & development of $7,120 (32.6%) offset primarily by increases of $77,124 (220.7%) in foreign currency fluctuations in the UK that are not hedged to $112,066 in the first quarter of 2020, as compared to $34,942 in the first quarter of 2019 and an increase of $16,154 (107.7%) in bad debt expense to $31,154 in the first quarter of 2020, as compared to $15,000 in the first quarter of 2019 relating to increased credit risks resulting from COVID-19.

Other expenses – Other expenses, which include marketing and other fees and services increased by $79,314 (25.1%) to $394,830 in the first quarter of 2020, as compared to $315,516 in the first quarter of 2019. This increase was primarily due to an increase of $73,900 (410.6%) in the contracted business services administration fee charged by Gold Medal to Entsorga West Virginia to $91,900 in the first quarter of 2020, as compared to $18,000 in the first quarter of 2019. The increase in fee is the result of a step-up in the monthly fee from when the facility was under construction to when it became operational.

Depreciation and Amortization

Depreciation and amortization increased by $485,763 (375.3%) to $615,202 in the first quarter of 2020, as compared to $129,439 in the first quarter of 2019. This increase was primarily the result of the HEBioT facility becoming operational in the second quarter of 2019, as no depreciation and amortization was expensed while the facility was under construction. For the first quarter of 2020, depreciation and amortization related to the HEBioT facility was $490,469.

Other Expenses

Other expenses during the first quarter of 2020 and 2019 were comprised of interest income and expense. Other expense increased by $660,160 (194.2%) to $1,000,024 in the first quarter of 2020, as compared to $339,864 in the first quarter of 2019. This increase was primarily the result of the HEBioT facility becoming operational with interest being expensed, rather than capitalized into the facility. HEbioT related interest increased by $623,921 to $651,796 in the first quarter of 2020, as compared to $27,875 in the first quarter of 2019.

Liquidity and Capital Resources

For the three months March 31, 2020, the Company had a consolidated net loss of $3,393,974, incurred a consolidated loss from operations of $2,393,950 and used net cash in consolidated operating activities of $2,515,474. At March 31, 2020, consolidated total stockholders’ equity amounted to $5,787,541, consolidated stockholders’ equity attributable to parent amounted to $1,264,636 and the Company had a consolidated working capital deficit of $11,913,331. While the Company had not met certain of its senior secured note’s financial covenants as of March 31, 2020, subsequent to that date the Company has favorably renegotiated those covenants and has received a waiver for such non-compliance through June 30, 2020 as it continues to negotiate further extension of that waiver. Despite its current compliance under the waiver, until such time as the Company regains compliance or receives a waiver of such covenants for a year beyond the balance sheet date, under current GAAP accounting rules the senior secured notes amounting to $4,241,578 have been classified as current debt. The Company does not yet have a history of financial profitability. The Company does not have firm commitments to fund its future operational and strategic plans although it is presently in the process of raising additional debt for general operations and to support its leasing activities. The Company has used its Shelf Registration on Form S-3 during September 2019 to raise net proceeds of $3,035,557 through a confidentially marketed public offering of common shares, has raised $1,495,450 through a private convertible preferred stock offering in March 2020 and subsequent to March 31, 2020 one of the Company’s subsidiaries was funded $421,300 on May 13, 2020 through the Paycheck Protection Program.. There is no assurance that the Company will be able to raise sufficient capital or debt to sustain operations or to pursue other strategic initiatives or that such financing will be on terms that are favorable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Impact of COVID-19 on Liquidity and Capital Resources

As a result of COVID-19 the implementation of the Company’s contract with Carnival Corporation has been delayed and the operations of some customers in the restaurant and hospitality industries have been temporarily interrupted due to governmental actions. For certain existing restaurant and hospitality customers, the Company has provided a deferral of recurring rental payments for a short time and have modified the rental agreements to extend the term by the period deferred. These actions have placed a strain on the Company’s cash flows resulting in the Company executing on cost controls and cash preservation practices that have included reducing executive cash compensation, laying off non-essential employees, limiting expenses and disbursements, as well as extending vendor payments.

Cash

As of March 31, 2020 and December 31, 2019, the Company had unrestricted cash balances of $1,934,846 and $1,847,526, respectively.

Borrowings and Debt

Contractual Maturities of Senior Secured, Junior Promissory, Notes Payable and Long Term Debt — As of March 31, 2020, excluding discounts and deferred finance costs, which are being amortized as interest expense, are as follow:

Year Ending December 31,	Amortizing	Non- Amortizing	Total
2020 (Remaining)	$3,144	$100,000	$103,144
2021	4,380	1,875,000	1,879,380
2022	3,821	2,500,000	2,503,821
2023	-	625,000	625,000
2024 and thereafter	-	1,044,477	1,044,477
Total	$11,345	$6,144,477	$6,155,822

Entsorga West Virginia, LLC WVEDA Solid Waste Disposal Revenue Bonds — as of March 31, 2020 the future sinking fund payments by the Company are as follow:

Year Ending December 31,	2016 Issue 2026 Series	2016 Issue 2036 Series	2018 Issue 2036 Series	Total
2020 (remaining)	$1,160,000	$-	$230,000	$1,390,000
2021	1,215,000	-	255,000	1,470,000
2022	900,000	-	275,000	1,175,000
2023	965,000	-	300,000	1,265,000
2024 and thereafter	3,295,000	17,465,000	7,240,000	27,700,000
Total	$7,535,000	$17,465,000	$8,000,000	$33,000,000

Cash Flows

Cash Flows from Operating Activities

We used $2,515,474 of cash in operating activities during the three months ended March 31, 2020 as compared to a use of $1,212,649 during the three months ended March 31, 2019. Our net loss during the three months ended March 31, 2020 of $3,393,974 was reduced by non-cash expenses of $1,086,343.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2020 amounted to $45,358, as compared to $2,742,424 in net cash used in investing activities for the three months ended March 31, 2019, which was primarily related to the construction of the HEBiot facility.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2020 amounted to $2,693,990 and is primarily the result proceeds of $1,495,450 from a preferred stock issuance and advances amounting to $1,200,000 from related parties. During the comparable 2019 period, the Company received proceeds of $750,000 from a preferred stock issuance and $150,000 in advances from a related party.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the three months ended March 31, 2020.

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

It is management’s opinion that the resolution of this claim will not materially affect the Company’s future financial position, results of operations, or cash flows.

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

BioHiTech Global, Inc.

June 29, 2020	By:	/s/ Frank E. Celli
	Name:	Frank E. Celli
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian C. Essman
	Name:	Brian C. Essman
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

