Form 10-Q
period 2020-06-30
BIOHITECH GLOBAL, INC.
filed 2020-08-14
CIK 1590383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	BHTG	NASDAQ Capital Market

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 10, 2020
Common Stock, $0.0001 par value per share	22,577,091

BioHiTech Global, Inc. and Subsidiaries

i

PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
HEBioT (related party)	$892,899	$277,041	$1,383,031	$277,041
Rental, service and maintenance	356,033	448,937	827,126	936,638
Equipment sales	-	75,234	323,116	75,234
Management advisory and other fees (related party)	25,000	250,000	100,000	500,000
Total revenue	1,273,932	1,051,212	2,633,273	1,788,913
Operating expenses
HEBioT processing	1,020,277	493,546	1,832,704	493,546
Rental, service and maintenance	151,695	128,311	412,530	331,514
Equipment sales	-	38,726	146,404	38,726
Selling, general and administrative	1,897,442	1,706,324	3,815,865	4,032,686
Depreciation and amortization	569,764	609,973	1,184,966	739,412
Total operating expenses	3,639,178	2,976,880	7,392,469	5,635,884
Loss from operations	(2,365,246)	(1,925,668)	(4,759,196)	(3,846,971)
Other expenses
Interest (income)	(5,355)	-	(17,622)	-
Interest expense	1,025,319	962,004	2,037,610	1,301,868
Total other expenses	1,019,964	962,004	2,019,988	1,301,868
Net loss	(3,385,210)	(2,887,672)	(6,779,184)	(5,148,839)
Net loss attributable to non-controlling interests	(720,329)	(819,031)	(1,543,006)	(1,130,732)
Net loss attributable to Parent	(2,664,881)	(2,068,641)	(5,236,178)	(4,018,107)
Other comprehensive income
Foreign currency translation adjustment	(1,437)	3,944	(30,136)	5,197
Comprehensive loss	$(2,666,318)	$(2,064,697)	$(5,266,314)	$(4,012,910)

Net loss attributable to Parent	$(2,664,881)	$(2,068,641)	$(5,236,178)	$(4,018,107)
Less – preferred stock dividends	(204,941)	(164,308)	(382,313)	(292,227)
Net loss – common shareholders	(2,869,822)	(2,232,949)	(5,618,491)	(4,310,334)
Net loss per common share - basic and diluted	$(0.16)	$(0.15)	$(0.32)	$(0.29)
Weighted average number of common shares outstanding - basic and diluted	17,437,068	14,927,846	17,406,788	14,872,597

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current Assets
Cash	$342,182	$1,847,526
Restricted cash	1,237,097	1,133,581
Accounts receivable, net of allowance for doubtful accounts of $128,321 and $170,038 as of June 30, 2020 and December 31, 2019, respectively (related entity $2,102,095 and $1,370,867 as of June 30, 2020 and December 31, 2019, respectively)	2,807,521	2,155,921
Inventory	352,467	467,784
Prepaid expenses and other current assets	179,906	126,357
Total Current Assets	4,919,173	5,731,169
Restricted cash	2,646,381	2,555,845
Equipment on operating leases, net	1,537,142	1,724,998
HEBioT facility, equipment, fixtures and vehicles, net	36,592,281	37,421,333
Operating lease right of use assets	1,304,142	945,047
License and capitalized MBT facility development costs	8,023,925	8,049,929
Goodwill	58,000	58,000
Other assets	38,799	53,726
Total Assets	$55,119,843	$56,540,047

Continued on following page.

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets, continued:

	June 30, 2020	December 31, 2019
	(Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities:
Line of credit, net of financing costs of $2,050 and $20,152 as of June 30, 2020 and December 31, 2019, respectively	$1,497,950	$1,479,848
Advances from related parties	935,000	210,000
Accounts payable (related entity $3,727,095 and $2,531,034 as of June 30, 2020 and December 31, 2019, respectively)	6,036,103	4,688,339
Accrued interest payable	1,255,389	1,148,570
Accrued expenses and liabilities	1,832,068	1,926,965
Deferred revenue	99,563	89,736
Customer deposits	4,890	44,792
Note payable	-	100,000
Senior Secured Note, net of financing costs of $88,508 and unamortized discounts of $587,249 as of June 30, 2020	4,324,243	-
Current portion of WV EDA Senior Secured Bonds payable	2,860,000	1,390,000
Current portion of long term debt and Payroll Protection Program Loan	168,111	4,605
Total Current Liabilities	19,013,317	11,082,855
Junior note due to related party, net of unamortized discounts of $84,110 and $95,043 as of June 30, 2020 and December 31, 2019, respectively	960,367	949,434
Accrued interest (related party)	1,651,079	1,510,193
WV EDA Senior Secured Bonds payable, net of current portion, and financing costs of $1,719,392 and $1,792,574 as of June 30, 2020 and December 31, 2019, respectively	28,420,608	29,817,426
Payroll Protection Program Loan	257,461	-
Senior Secured Note, net of financing costs of $113,268 and unamortized discounts of $726,242 as of December 31, 2019	-	4,160,490
Note Payable	100,000
Non-current lease liabilities	1,220,780	915,170
Long-term debt, net of current portion	6,038	8,201
Total Liabilities	51,629,650	48,443,769
Series A redeemable convertible preferred stock, 333,401 shares designated and issued, and 145,312 outstanding as of June 30, 2020 and December 31, 2019	726,553	726,553
Commitments and Contingencies
Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 3,209,210 and 3,179,120 designated as of June 30, 2020 and December 31, 2019; 1,936,214 and 1,922,603 issued as of June 30, 2020 and December 31, 2019; 869,792 and 856,181 outstanding as of June 30, 2020 and December 31, 2019:
Series B Convertible preferred stock, 1,111,200 shares designated: 428,333 shares issued, no shares outstanding as of June 30, 2020 and December 31, 2019	-	-
Series C Convertible preferred stock, 1,000,000 shares designated, 427,500 shares issued and outstanding as of June 30, 2020 and December 31, 2019	3,050,142	3,050,142
Series D Convertible preferred stock, 20,000 shares designated: 18,850 shares issued and outstanding as of June 30, 2020 and December 31, 2019	1,505,262	1,505,262
Series E Convertible preferred stock, 714,519 shares designated: 714,519 shares issued, 264,519 outstanding as of June 30, 2020 and December 31, 2019	698,330	698,330
Series F Convertible preferred stock, 30,090 shares designated, and 13,611 shares issued and outstanding as of June 30, 2020	1,507,408	-
Common stock, $0.0001 par value, 50,000,000 shares authorized, 17,809,592 and 17,300,899 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1,780	1,730
Additional paid in capital	50,267,673	49,597,059
Accumulated deficit	(58,056,529)	(52,785,242)
Accumulated other comprehensive (loss)	(13,002)	(43,138)
Stockholders’ (deficit) equity attributable to Parent	(1,038,936)	2,024,143
Stockholders’ equity attributable to non-controlling interests	3,802,576	5,345,582
Total Stockholders’ Equity	2,763,640	7,369,725
Total Liabilities and Stockholders’ Equity	$55,119,843	$56,540,047

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(6,779,184)	(5,148,839)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,184,966	739,412
Amortization of operating lease right of use assets	53,552	-
Provision for bad debts	61,119	30,000
Share based employee compensation	707,653	531,603
Interest resulting from amortization of financing costs and discounts	265,776	221,078
Loss resulting from write-off of proposed MBT site	-	346,654
Changes in operating assets and liabilities	593,507	1,261,037
Net cash used in operating activities	(3,912,611)	(2,019,055)

Cash flow from investing activities:
Purchases of construction in-progress, equipment, fixtures and vehicles	(50,731)	(4,164,592)
Refund of deposit	5,000	-
MBT facility development costs incurred	(36,996)	(26,269)
MBT facility development costs refunded	-	66,000
Net cash used in investing activities	(82,727)	(4,124,861)

Cash flows from financing activities:
Proceeds from the sale of Series F convertible preferred stock units	1,560,450	-
Proceeds from Payroll Protection Program Loan	421,300	-
Proceeds from the sale of Series D convertible preferred stock units		1,787,500
Affiliate investment in subsidiary		1,400,000
Deferred financing costs incurred		(43,941)
Repayments of long-term debt	(2,496)	(4,549)
Related party advances, net	725,000	210,000
Net cash provided by financing activities	2,704,254	3,349,010
Effect of exchange rate on cash (restricted and unrestricted)	(20,208)	17,398
Net change in cash (restricted and unrestricted)	(1,311,292)	(2,777,508)
Cash - beginning of period (restricted and unrestricted)	5,536,952	9,126,380
Cash - end of period (restricted and unrestricted)	$4,225,660	6,348,872

Note 15 includes supplemental cash flow information, non-cash investing and financing activities and changes in operating assets and liabilities.

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Statement of Stockholders’ Equity Attributable to Parent for the Six Months Ended June 30, 2020:
	Preferred Stock		Common Stock		Additional Paid in	Accumulated Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Other Loss	Deficit	Total
Balance at January 1, 2020	710,869	$5,253,734	17,300,899	$1,730	$49,597,059	$(43,138)	$(52,785,242)	$2,024,143
Series F preferred stock issuance	13,611	1,507,408	-	-	53,042	-	-	1,560,450
Share-based employee and director compensation	-	-	122,500	12	592,610	-	-	592,622
Preferred stock dividends paid in common stock	-	-	13,889	1	24,999	-	-	25,000
Warrants exercised	-	-	372,304	37	(37)	-	-	-
Preferred stock dividends	-	-	-	-	-	-	(35,109)	(35,109)
Net loss	-	-	-	-	-	-	(5,236,178)	(5,236,178)
Foreign currency translation adjustment	-	-	-	-	-	30,136	-	30,136
Balance at June 30, 2020	724,480	$6,761,142	17,809,592	$1,780	$50,267,673	$(13,002)	$(58,056,529)	$(1,038,936)

Statement of Stockholders’ Equity Attributable to Non-Controlling Interests in Consolidated Subsidiaries for the Six Months Ended June 30, 2020:
	Non-Controlling	Accumulated
	Equity Interest	Deficit	Total
Balance at January 1, 2020	$8,079,585	$(2,734,003)	$5,345,582
Net loss	-	(1,543,006)	(1,543,006)
Balance at June 30, 2020	$8,079,585	$(4,277,009)	$3,802,576

Statement of Stockholders’ Equity Attributable to Parent for the Three Months Ended June 30, 2020:
	Preferred Stock		Common Stock		Additional Paid in	Accumulated Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Other Loss	Deficit	Total
Balance at April 1, 2020	723,914	$6,698,348	17,417,288	$1,741	$49,953,089	$(14,439)	$(55,374,103)	$1,264,636
Series F preferred stock issuance	566	62,794	-	-	2,206	-	-	65,000
Share-based employee and director compensation	-	-	20,000	2	312,415	-	-	312,417
Warrants exercised	-	-	372,304	37	(37)	-	-	-
Preferred stock dividends	-	-	-	-	-	-	(17,545)	(17,545)
Net loss	-	-	-	-	-	-	(2,664,881)	(2,664,881)
Foreign currency translation adjustment	-	-	-	-	-	1,437	-	1,437
Balance at June 30, 2020	724,480	$6,761,142	17,809,592	$1,780	$50,267,673	$(13,002)	$(58,056,529)	$(1,038,936)

Statement of Stockholders’ Equity Attributable to Non-Controlling Interests in Consolidated Subsidiaries for the Three Months Ended June 30, 2020:
	Non- Controlling	Accumulated
	Equity Interest	Deficit	Total
Balance at April 1, 2020	$8,079,585	$(3,556,680)	$4,522,905
Net loss	-	(720,329)	(720,329)
Balance at June 30, 2020	$8,079,585	$(4,277,009)	$3,802,576

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

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2020 and 2019 and as of June 30, 2020 and December 31, 2019

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

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and globally and more recently in the United States there has been an increase in cases reported. The Company is monitoring the near term and longer term impacts of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, and its impact on operations, financial position, cash flows, inventory, supply chains, purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. Due to the development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s operations, liquidity and financial performance will depend on certain developments, including duration, spread and reemergence of the outbreak, its impact on our customers, supply chain partners and employees, and the range of governmental and community reactions to the pandemic, which are uncertain and cannot be fully predicted at this time.

As a result of COVID-19 the implementation of the Company’s contract with Carnival Corporation had been delayed, although subsequent to June 30, 2020 Carnival recommenced purchasing activity, and the operations of some customers in the restaurant and hospitality industries have been temporarily interrupted due to governmental actions. For certain existing restaurant and hospitality customers, the Company has provided a deferral of recurring rental payments for a short time and have modified the rental agreements to extend the term by the period deferred. These actions have placed a strain on the Company’s cash flows resulting in the Company executing on cost controls and cash preservation practices that included reducing executive cash compensation, laying off non-essential employees, limiting expenses and disbursements, as well as extending vendor payments.

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

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2019, which contains the audited financial statements and notes thereto, for the years ended December 31, 2019 and 2018 included within the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 22, 2020. The financial information as of December 31, 2019 presented hereto is derived from the audited consolidated financial statements presented in the Company’s audited consolidated financial statements for the year ended December 31, 2019. The interim results for the three and six months ended June 30, 2020 is not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

As of June 30, 2020 and December 31, 2019, the Company’s active wholly-owned subsidiaries were BioHiTech America, LLC, BioHiTech Europe Limited, BHT Financial, LLC and E.N.A. Renewables LLC, and its controlled subsidiary was Refuel America LLC (60%) and its wholly-owned subsidiaries Apple Valley Waste Technologies Buyer, Inc., Apple Valley Waste Technologies, LLC, New Windsor Resource Recovery LLC and Rensselaer Resource Recovery LLC and its controlled subsidiary Entsorga West Virginia LLC (88.7%, 88.7% and 86.1% as of June 30, 2020, December 31, 2019 and June 30, 2019, respectively). As each of these subsidiaries operate as environmental-based service companies, we did not deem segment reporting necessary.

Reclassifications to certain prior period amounts have been made to conform to current period presentation. These reclassifications have no effect on previously reported net loss.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2020 and 2019 and as of June 30, 2020 and December 31, 2019

Going Concern and Liquidity - For the six months June 30, 2020, the Company had a consolidated net loss of $6,779,184, incurred a consolidated loss from operations of $4,759,196 and used net cash in consolidated operating activities of $3,912,611. At June 30, 2020, consolidated total stockholders’ equity amounted to $2,763,640, consolidated stockholders’ deficit attributable to parent amounted to $1,038,936 and the Company had a consolidated working capital deficit of $14,094,144. While the Company had not met certain of its senior secured note’s financial covenants as of June 30, 2020 (Note 6), the Company has favorably renegotiated those covenants and has received a waiver for such non-compliance through June 30, 2020. Despite its current compliance under the waiver, until such time as the Company regains compliance or receives a waiver of such covenants for a year beyond the balance sheet date, under current GAAP accounting rules the senior secured notes amounting to $4,324,243 have been classified as current debt. The Company does not yet have a history of financial profitability. In March and April of 2020 the Company raised $1,560,450 through a private convertible preferred stock offering and on May 13, 2020 one of the Company’s subsidiaries was funded $421,300 through the Paycheck Protection Program. On July 27, 2020 the Company used its Shelf Registration on Form S-3 to raise gross proceeds of $8,235,500 through an underwritten public offering of 4,550,000 common shares. On August 11, 2020 the underwriter provided notice that they would be exercising their over-allotment provision of the Underwriting Agreement to purchase an additional 682,500 shares of the Company’s common stock at $1.81 per share for a gross purchase price of $1,235,325. The net proceeds to the Company, after underwriter’s commission and before other costs amount $1,124,146. This transaction was consummated on August 13, 2020. There is no assurance that the Company will continue to raise sufficient capital or debt to sustain operations or to pursue other strategic initiatives or that such financing will be on terms that are favorable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2. Summary of Significant Accounting Policies

The condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the SEC on a consistent basis with and should be read in conjunction with our audited financial statements for the year ended December 31, 2019. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading.

Recent Accounting Pronouncements:

The Company has not implemented any recent accounting pronouncements during the six months ended June 30, 2020.

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

Note 3. Equipment on Operating Leases, net

Equipment on operating leases consist of the following:

	June 30,	December 31,
	2020	2019
Leased equipment	$3,174,799	$3,138,951
Less: accumulated depreciation	(1,637,657)	(1,413,953)
Total Equipment on Operating Leases, net	$1,537,142	$1,724,998

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2020 and 2019 and as of June 30, 2020 and December 31, 2019

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

During the three months ended June 30, 2020 and 2019, revenue under the agreements, which is included in rental, service and maintenance revenue, amounted to $312,278 and $350,187, respectively. During the six months ended June 30, 2020 and 2019, revenue under the agreements, which is included in rental, service and maintenance revenue, amounted to $698,532 and $691,852, respectively. During the three months ended June 30, 2020 and 2019, depreciation expense included in rental, service and maintenance expense, amounted to $116,272 and $103,764, respectively. During the six months ended June 30, 2020 and 2019, depreciation expense included in rental, service and maintenance expense, amounted to $232,138 and $205,266, respectively.

The minimum future estimated contractual payments to be received under these leases as of June 30, 2020 is as follows:

Year ending December 31,
2020, remaining period	$641,557
2021	943,555
2022	689,795
2023	411,264
2024 and thereafter	185,130
$2,871,301

Note 4. HEBioT facility, equipment, fixtures and vehicles, net

HEBioT facility, equipment, fixtures and vehicles, net consist of the following:

	June 30, 2020	December 31, 2019
HEBioT facility	$31,172,856	$31,142,974
HEBioT equipment	7,407,096	7,388,896
Computer software and hardware	115,068	112,629
Furniture and fixtures	48,196	48,196
Vehicles	50,319	50,319
	38,793,535	38,743,014
Less: accumulated depreciation and amortization	(2,201,254)	(1,321,681)
Total HEBioT facility, equipment, fixtures and vehicles, net	$36,592,281	$37,421,333

Note 5. MBT Facility Development and License Costs

MBT Facility Development and License Costs consist of the following:

	June 30, 2020	December 31, 2019
MBT Projects
Survey and engineering	$272,225	$235,229

Technology Licenses
Future site	6,019,200	6,019,200
Martinsburg, West Virginia, net of $157,500 and $94,500 of amortization as of June 30, 2020 and December 31, 2019	1,732,500	1,795,500
Total Technology Licenses	7,751,700	7,814,700
Total MBT Facility Development and License Costs	$8,023,925	$8,049,929

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2020 and 2019 and as of June 30, 2020 and December 31, 2019

MBT Facility Development Costs - During 2018, the Company commenced initial development of a project in Rensselaer, NY. As of June 30, 2020, the Company has received local permits and has filed the required state permit applications, which are undergoing review by the New York State Department of Environmental Conservation (“NYSDEC”). On August 10, 2020 the NYSDEC, by letter, informed the Company that the application had been initially denied. The Company disagrees with this decision, and as is part of the process, has exercised its right to appeal the NYSDEC findings.

Technology License Agreement – Future Facility - The royalty payment for the license amounted to $6,019,200. This Technology License Agreement can be utilized at a future project and will be amortized once the facility is in operation.

Technology License Agreement – Martinsburg, West Virginia - In connection with the 2018 acquisition accounting applied to Entsorga West Virginia acquisition, the License Agreement was valued at $1,890,000. During the three and six months ending June 30, 2020 amortization amounted to $31,500 and $63,000, respectively. During the three and six months ending June 30, 2019 amortization amounted to $31,500. Amortization of the License Agreement commenced with the facility becoming operational on March 31, 2019 and there was no amortization for the three months ended March 31, 2019.

Note 6. Line of Credit, Promissory Notes Payable, Notes Payable, Advances, and Long-Term Debts

Line of Credit, Promissory Notes Payable, Notes Payable, Advances, and Long-Term Debts consist of the following:

	June 30, 2020		December 31, 2019
	Total	Related Party	Total	Related Party
Line of credit	$1,497,950	$-	$1,479,848	$-
Senior secured promissory note	4,324,243	-	4,160,490	-
Junior promissory note	960,367	960,367	949,434	949,434
Note payable under Payroll Protection Program	421,300	-	-	-
Note payable	100,000	-	100,000	-
Advances from related parties (See Note 14 Related Parties)	935,000	935,000	210,000	210,000
Long term debt - current and long-term portion	10,310	-	12,806	-

Line of Credit — The Credit Agreement and Note with Comerica does not have any financial covenants, carries interest at the rate of 3%, plus either the Comerica prime rate or a LIBOR-based rate, (5.00% and 5.71% as of June 30, 2020 and December 31, 2019, respectively) and matured on January 1, 2020, which was subsequently extended to March 31, 2020 and further amended on June 30, 2020 as a demand note with an interest rate of 3%, plus a LIBOR-based rate (with a floor of 1%). The line of credit is secured by the assets of BHT Financial, LLC and is personally guaranteed by the Company’s Chief Executive Officer, Frank E. Celli and James D. Chambers, a director.

Michaelson Senior Secured Term Promissory Financing — Company and several of the Company’s wholly-owned subsidiaries have a Note Purchase and Security Agreement with Michaelson Capital Special Finance Fund II, L.P. (“ MCSFF ”) for a senior secured term promissory note in the principal amount of $5,000,000 (the “Note”). The Note is not convertible and accrues interest at the rate of 10.25% per annum. The Note provides for certain financial covenants that were not met as of June 30, 2020. While the Company had not met certain of its senior secured note’s financial covenants as of June 30, 2020, the Company has favorably renegotiated those covenants and has received a waiver for such non-compliance through June 30, 2020. Despite its current compliance under the waiver, until such time as the Company regains compliance or receives a waiver of such covenants for a year beyond the balance sheet date, under current GAAP accounting rules the senior secured notes amounting to $4,324,243 have been classified as current debt. As of December 31, 2019 those certain financial covenants were not met and a waiver of such was granted by MCSFF through January 1, 2021 with the condition that the parties negotiate new financial covenants, which were concluded prior to June 30, 2020. As of December 31, 2019, the Note has been classified based on the contractual repayment schedule. For purposes of the following maturity schedule, as the Company believes that it will achieve compliance with the revised financial covenants and MCSFF has a history of waiving non-compliance with financial covenants, the maturities have been presented based upon the contractual repayment terms in effect as of June 30, 2020. The Note is contractually scheduled to be repaid in eight, equal, quarterly installments of $625,000 commencing on May 15, 2021 and ending February 2, 2023 (the “Maturity Date”).

Note Payable under Payroll Protection Program — On May 13, 2020 BioHiTech America, LLC, a subsidiary of the Company, was funded $421,300 under the Payroll Protection Program (“PPP”) through Comerica Bank. The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. The PPP Loan is non-collateralized and has no guarantees, has a two-year term and bears interest at an annual interest rate of 1%. Monthly principal and interest payments are deferred for six months, and the maturity date is May 13, 2022. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. However, no assurance is provided that forgiveness for any portion of the PPP Loan will be obtained.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2020 and 2019 and as of June 30, 2020 and December 31, 2019

Note Payable — As of June 30, 2020 and December 31, 2019, the note, with interest at 10%, had a remaining balance outstanding of $100,000 and matured on January 1, 2020, which has been amended to mature on January 1, 2022.

Contractual Maturities of Senior Secured, Junior Promissory, Notes Payable and Long Term Debt — As of June 30, 2020, excluding discounts and deferred finance costs, which are being amortized as interest expense, are as follow:

Year Ending December 31,	Amortizing	Non- Amortizing	Total
2020 (Remaining)	$2,109	$23,406	$25,515
2021	4,380	2,155,866	2,160,246
2022	3,821	2,717,028	2,720,849
2023	-	625,000	625,000
2024 and thereafter	-	1,044,477	1,044,477
Total	$10,310	$6,565,777	$6,576,087

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

The outstanding balance of the WVEDA Bonds as of June 30, 2020 and December 31, 2019 is $33,000,000, which is presented net of unamortized debt issuance costs amounting to $2,207,759 as of June 30, 2020 and December 31, 2019, less associated amortization of $488,367 and $415,185 as of June 30, 2020 and December 31, 2019, respectively, which includes amortization prior to the Company’s control acquisition in 2018. Amortization is calculated on the effective interest method, which is included in interest expense in the accompanying consolidated statements of operations and comprehensive loss.

The loan agreement and indenture of trust place restrictions on the Borrower and its members regarding additional encumbrances on the property, disposition of the property, and limitations on equity distributions. The loan agreement also provides for financial covenants, which became effective on September 30, 2019. As of June 30, 2020 and December 31, 2019 the Company was not in compliance with all of the financial covenants and subsequently was in default on a principal repayment due in February 2020 and has entered into a forbearance agreement with the bond trustee that provides, they will not accelerate the repayment of the bonds due to the defaults through July 2, 2021.

The future sinking fund payments by the Borrower as of June 30, 2020 are as follow:

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

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2020 and 2019 and as of June 30, 2020 and December 31, 2019

Note 8. Equity and Equity Transactions

The Company has 50,000,000 shares of its $0.0001 par common stock and 10,000,000 shares of blank check preferred stock authorized by its shareholders. As of June 30, 2020 and December 31, 2019, 17,809,592 and 17,300,899 shares of common stock have been issued; and 3,209,210 and 3,179,120 shares, respectively, of preferred stock have been designated in five series of shares, which have a total of $1,397,560 in accumulated, but undeclared preferential dividends as of June 30, 2020, as follows:

	Designated	Par	Stated	Shares Outstanding
Designation	Shares	Value	Value	June 30, 2020	December 31, 2019
Series A Convertible Preferred Stock	333,401	$0.0001	$5.00	145,312	145,312
Series B Convertible Preferred Stock	1,111,200	0.0001	$5.00	-	-
Series C Convertible Preferred Stock	1,000,000	0.0001	$10.00	427,500	427,500
Series D Convertible Preferred Stock	20,000	0.0001	$100.00	18,850	18,850
Series E Convertible Preferred Stock	714,519	0.0001	$2.64	264,519	264,519
Series F Convertible Preferred Stock	30,090	0.0001	$115.00	13,611	-

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

Series F Convertible Preferred Stock — On March 9, 2020 the Company designated a new series of preferred stock and subsequently on March 18, 2020 had an initial closing of $1,500,000 on 13,045 shares of the new series of preferred stock and 178,597 five-year common stock warrants at $2.30 per share and are presented net of $50,836 in warrant valuations and $4,550 in issuance costs. On April 6, 2020 had an additional closing of $65,000 on 566 shares of the new series of preferred stock and 7,750 five-year common stock warrants at $2.30 per share and are presented net of $2,205 in warrant valuations. The newly designated series, the Series F Redeemable, Convertible Preferred Stock (the “Sr. F Preferred Stock”) is comprised of 30,090 shares with a par value of $0.0001 per share and a stated value per share of $115.00 that has a dividend rate of 9%. The Sr. F Preferred Stock is convertible by the holder at any time at a conversion rate of $2.10, subject to certain antidilution adjustments and is redeemable by the Company after 24 months at its stated value, plus any outstanding accrued or accumulated dividends for cash, or if the Company’s common stock is trading over $3.00 per share and has daily trading volume of over 50,000 shares, for the Company’s common stock at the conversion rate in effect at the time.

Warrants — In connection with the issuance of convertible debt, preferred and common stock and in connection with services provided, the Company has warrants to acquire 4,207,695 shares of the Company’s common stock outstanding as of June 30, 2020, as follows:

Expiring During the Year Ending December 31,	Warrant Shares	Exercise Price per Share	Weighted Average Exercises Price per Share
2021	1,701,827	$3.30 - $3.75	$3.30
2022	1,253,149	$1.80 - $5.00	$2.89
2023	740,749	$1.80	$1.80
2024	269,293	$1.80	$1.80
2025	242,677	$2.25 - $2.30	$2.29

The following table summarizes the outstanding warrant activity for the six months ended June 30, 2020:

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2020 and 2019 and as of June 30, 2020 and December 31, 2019

Outstanding, January 1, 2020	4,674,261
Issued as a result of Series F Convertible Preferred Stock offering	186,347
Exercised	(630,053)
Expired	(22,860)
Outstanding, June 30, 2020	4,207,695

On June 30, 2020, one holder of 630,053 warrants with an exercise price of $1.80 per share exercised in a cashless exercise all of their warrants in exchange for 372,304 shares of the Company’s common stock.

Note 9. Equity Incentive Plans

The Company has two shareholder approved equity incentive plans:

2015 Equity Incentive Plan — During 2015, the Company established the BioHiTech Global, Inc. 2015 Equity Incentive Plan, which is available to eligible employees, directors, consultants and advisors of the Company and its affiliates. The plan allows for the granting of incentive stock options, nonqualified stock options, reload options, stock appreciation rights, and restricted stock representing up to 750,000 shares. The Plan is administered by the Compensation Committee of the Board of Directors. On July 23, 2020 the shareholders of the Company approved a 500,000 increase in the plan’s shares, increasing the plan’s shares to 1,250,000.

2017 Executive Incentive Plan — During 2017, the shareholders approved the 2017 Executive Incentive Plan, which is available to eligible employees, directors, consultants and advisors of the Company and its affiliates. The plan allows for the granting of incentive stock options, nonqualified stock options, reload options, stock appreciation rights, and restricted stock representing up to 1,000,000 shares. The Plan is administered by the Compensation Committee of the Board of Directors. On July 23, 2020 the shareholders of the Company approved a 500,000 increase in the plan’s shares, increasing the plan’s shares to 1,500,000.

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

Compensation expense related to stock options and restricted stock was:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Stock options	$41,318	$14,363	$89,778	$72,751
Restricted stock	271,099	219,492	502,844	458,852
Total	$312,417	$233,855	$592,622	$531,603

Compensation expense related to stock options and restricted stock for are reflected in the following captions within operating expenses in the condensed consolidated statements of operations and comprehensive loss:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Rental, service and maintenance	$3,003	$3,317	$6,320	$9,072
Selling, general and administrative	309,414	230,538	586,302	522,531
Total	$312,417	$233,855	$592,622	$531,603

The following summarizes the Company’s stock option activity for the six months ended June 30, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding – January 1, 2020	363,826	$3.71	7.34	-
Granted	155,450	2.00	-	-
Exercised	-		-	-
Forfeited, Canceled or Expired	(10,000)	3.68	-	-
Outstanding – June 30, 2020	509,276	3.19	7.66	-
Exercisable – June 30, 2020	327,611	3.61	6.82	-

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2020 and 2019 and as of June 30, 2020 and December 31, 2019

The following summarizes the Company’s restricted stock unit activity for the six months ended June 30, 2020:

Balance, January 1, 2020	291,730
Grants	269,060
Forfeited	-
Vested	(122,561)
Balance, June 30, 2020	438,229

As of June 30, 2020, 533,449 restricted stock units have been vested but not yet drawn down by the grantees.

Interim Executive Plan — During the second quarter of 2020, the Company established a payroll cash deferment program in order to improve cash resources during the COVID-19 pandemic. Under the program, certain executives reduced their cash compensation and would be provided restricted common stock units under the shareholder approved plans as the shares were available or may be issued restricted common stock shares or cash. The shares under the individual agreements were based on a cash amount of deferral each month divided by the lower of the average or last trading day common share price. Under the program, as of June 30, 2020 80,690 shares have been calculated. As these shares have not been issued or granted through the shareholder approved plans and there are other features, the shares have been established as a liability that is revalued at each balance sheet date. As of June 30, 2020 the program liability, included in accrued liabilities, amounts to $202,532 and expense under the program for the three and six months ended June 30, 2020 amounted to $202,532.

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

Disaggregation of Revenue — The disaggregation of revenue is as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue Type:
Rental of digesters	$312,279	$350,187	$698,533	$691,852
Services	576,405	599,052	1,177,838	972,027
Product sales	385,248	101,973	756,902	125,034
Total	$1,273,932	$1,051,212	$2,633,273	$1,788,913

Note 11. Risk Concentrations

The Company operates as a single segment on a worldwide basis through its subsidiaries, resellers and independent sales agents. Gross revenues and net non-current tangible assets on a domestic and international basis are as follows:

	United States	International	Total
2020:
Revenue, for the six months ended June 30, 2020	$2,447,633	$185,640	$2,633,273
Revenue, for the three months ended June 30, 2020	1,221,723	52,209	1,273,932
Non-current tangible assets, as of June 30, 2020	37,838,232	299,691	38,137,923

2019:
Revenue, for the six months ended June 30, 2019	$1,546,278	$242,635	$1,788,913
Revenue, for the three months ended June 30, 2019	904,632	146,580	1,051,212
Non-current tangible assets, as of December 31, 2019	38,803,833	355,825	39,159,658

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2020 and 2019 and as of June 30, 2020 and December 31, 2019

Credit risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institutions. At times, the Company’s cash may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) in the USA and the Financial Conduct Authority (“FCA”) in the UK insurance limits. Through June 30, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Major customers — During the three months ended June 30, 2020, two customers represented at least 10% of revenues, accounting for 37.7% (Gold Medal Group, LLC, an affiliated entity, “GMG”) and 23.2% of revenues. During the three months ended June 30, 2019, one customer represented at least 10% of revenues, accounting for 50.6% (GMG) of revenues. During the six months ended June 30, 2020, two customers represented at least 10% of revenues, 36.8% (GMG) and 11.8% of revenues. During the six months ended June 30, 2019, one customer represented at least 10% of revenues, 28.6% (GMG) of revenues.

As of June 30, 2020, two customers represented at least 10% of accounts receivable, accounting for 74.9% (GMG) and 11.1% of accounts receivable. As of December 31, 2019 one customer represented at least 10% of accounts receivable, accounting for 58.9% (GMG) of accounts receivable.

Vendor concentration — During the three months ended June 30, 2020, one vendor represented at least 10% of costs of revenue, accounting for 40.6% (GMG). During the three months ended June 30, 2019, one vendor represented at least 10% of costs of revenue, accounting for 24.5% (GMG).  During the six months ended June 30, 2020, one vendor represented at least 10% of costs of revenue, accounting for 32.4% (GMG). During the six months ended June 30, 2019, one vendor represented at least 10% of costs of revenue, accounting for 18.8% (GMG).

As of June 30, 2020, excluding construction payables and other professional fees, one vendor represented at least 10% of accounts payable accounting for 57.7% (GMG) of accounts payable. As of December 31, 2019, one vendor represented at least 10% of accounts payable accounting for 54.4% (GMG) of accounts payable.

Affiliate relationship — GMG owns a 40% interest in Refuel America, LLC, a consolidated subsidiary of the Company. GMG’s subsidiaries, which are not consolidated in the Company’s financial statements have several business relationships with the Company and its subsidiaries that result in revenues and expenses noted above. See Note 14. Related Party Transactions.

Note 12. Commitments and Contingencies

During the six months ended June 30, 2020 the Company was involved in the following legal matters.

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

From time to time, the Company may be involved in other legal matters arising in the ordinary course of business. While the Company believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is, or could be, involved in litigation, will not have a material adverse effect on its business, financial condition or results of operations

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2020 and 2019 and as of June 30, 2020 and December 31, 2019

Note 13. Leases

The Company rented its headquarters and attached warehousing space from a related party through May 31, 2020 (see Note 14), effective June 1, 2020 the property housing the Company’s headquarters and attached warehousing space was sold to an unrelated party, and has a land lease relating to the Martinsburg, WV HEBioT facility under operating leases. The HEBioT facility land lease has an initial term of 30 years, plus four 5-year extensions. For purposes of our determination of lease liabilities, extensions were not included. As the leases do not provide an implicit rate, the Company used incremental borrowing rates in determining the present value of lease payments. For the HEBioT facility land lease a rate of 11% was utilized and a rate of 10.25% has been used on the other leases. The current portion of the lease liabilities of $207,133 is included in accrued expenses and liabilities. Total lease costs under operating leases amounted to $55,356 and $61,881 for the three months, and $110,712 and $129,413 for the six months ended June 30, 2020 and 2019, respectively. Maturities of lease liabilities under these leases, which have a weighted average remaining term of 20.3 years, as of June 30, 2020 is:

Year Ending December 31,
2020 (remaining)	$112,077
2021	212,026
2022	217,571
2023	219,140
2024 and thereafter	3,133,649
Total lease payments	3,894,463
Less imputed interest	(2,466,550)
Present value of lease liabilities	$1,427,913

During the six months ended June 30, 2020, the Company recognized operating lease right of use assets in exchange for lease liabilities amounting to $412,647 and had operating cash flows of $43,020 and $46,044 for the three months, and $89,054 and $118,809 for the six months ended June 30, 2020 and 2019, respectively.

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

		June 30, 2020	December 31, 2019
Assets:
Accounts receivable	(a) (b)	$2,102,095	$1,370,867
Intangible assets, net, included in other assets	(c)	30,299	40,399
Liabilities:
Accounts payable	(c) (d) (e) (f)	3,727,095	2,531,034
Accrued interest payable		134,758	46,796
Long term accrued interest	(g)	1,584,084	1,510,193
Advance from related party	(h)	935,000	210,000
Junior promissory note	(g)	960,367	949,434
Other:
Line of credit guarantee	(i)	1,497,950	1,479,848

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2020 and 2019 and as of June 30, 2020 and December 31, 2019

The table below presents direct related party expenses or transactions for the three and six months ended June 30, 2020 and 2019. Compensation and related costs for employees of the Company are excluded from the table below.

		Three months ended June 30,		Six months ended June 30,
		2020	2019	2020	2019
Management advisory and other fees	(a)	$25,000	$250,000	$100,000	$500,000
HEBioT revenue	(b)	448,079	275,142	855,770	275,142
Operating expenses - HEBioT	(d)	475,583	144,025	774,386	144,025
Operating expenses – Selling, general and administrative	(e)	16,358	11,041	41,514	22,033
Operating expenses - Selling, general and administrative	(c) (f)	110,683	124,229	221,366	174,524
Interest expense		99,073	59,767	197,021	118,087
Debt guarantee fees	(i)	16,875	16,875	33,750	33,750

Summary notes:

a -	Management Advisory Fees	f -	Business Services Fees
b -	HEBioT Disposal Revenues	g -	Junior Promissory Note
c -	Distribution Agreement	h -	Advances from Related Parties
d -	Disposal costs	i -	Line of Credit
e -	Facility Lease

Advances from Related Parties - The Company’s Chief Executive Officer (the “Officer”) on occasion  advances the Company funds for operating and capital purposes. The advances bear interest at 13% and are unsecured and due on demand. During the three and six months ended June 30, 2020 the Officer advanced $0 and $1,000,000, respectively to the Company. During the three and six months ended June 30, 2020 the repayments amounted to $275,000. There are no financial covenants related to this advance and there are no formal commitments to extend any further advances. In addition, during the three months ended March 31, 2020 another officer advanced $200,000 to the Company which was repaid during the three months ended June 30, 2020.

Note 15. Supplemental Consolidated Statement of Cash Flows Information

Changes in non-cash operating assets and liabilities, as well as other supplemental cash flow disclosures, are as follows.

	Six Months Ended June 30,
	2020	2019
Changes in operating assets and liabilities:
Accounts receivable	$(673,108)	$(557,238)
Inventory	45,932	(93,088)
Prepaid expenses and other assets	(33,247)	28,943
Accounts payable	892,677	4,009,255
Accrued interest payable	237,596	280,391
Accrued expenses	149,877	(2,425,948)
Deferred revenue	13,682	6,583
Customer deposits	(39,902)	12,139
Net change in operating assets and liabilities	$593,507	$1,261,037

Supplementary cash flow information:
Cash paid during the periods for:
Interest	$1,491,867	$1,235,366
Income taxes	-	-

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2020 and 2019 and as of June 30, 2020 and December 31, 2019

	2020	2019
Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Transfer of inventory to leased equipment	$67,604	$95,398
Common stock issued in settlement of accounts payable	-	205,500
Accrual of Series A preferred stock dividends	35,109	36,744
Payment of Series A preferred stock dividends in common stock	25,000	-
Acquisition of right of use leased asset and creation of lease liability	412,647	-

Reconciliation of Cash and Restricted Cash:
Cash	$342,182	$1,654,672
Restricted cash (current)	1,237,097	2,148,163
Restricted cash (non-current)	2,646,381	2,546,037
Total cash and restricted cash at the end of the period	$4,225,660	$6,348,872

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

Underwritten Public Offering - On July 27, 2020, BioHiTech Global, Inc. (the “Company”) entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC (“Maxim”), as representative of certain underwriters (the “Underwriters”). Pursuant to the terms and conditions of the Underwriting Agreement, we agreed to issue and sell 4,550,000 shares of our common stock, par value $0.0001 per share (the “Underwritten Shares”), at a price to the public of $1.81 per share. Pursuant to the Underwriting Agreement, we also granted the underwriter an option to purchase up to an additional 682,500 shares of our common stock (together with the Underwritten Shares, the “Shares”) within 45 days after the date of the Underwriting Agreement to cover over-allotments, if any. The final prospectus for the offering was filed with the U.S. Securities and Exchange Commission pursuant to Rule 424(b)(1) of the Securities Act of 1933, as amended, on July 29, 2020 as Amendment No. 1 to Prospectus Supplement.

The offering was consummated on July 29, 2020. The Underwriters received underwriting commissions of 9% for $741,195, plus reimbursement of counsel fees in the amount of $65,000. Maxim acted as the lead book-running manager for the offering and Spartan Capital Securities, LLC acted as co-book-runner for the offering. In addition, we agreed to issue warrants to purchase 318,500 shares of our Common Stock to the Underwriters (the “Underwriters’ Warrants”), as a portion of the underwriting compensation payable to the underwriters in connection with this offering. The Underwriters’ Warrants will be exercisable for a period commencing 180 days following the closing of the offering and ending on the fifth anniversary of the closing date at an exercise price equal to $1.991 per share, or 110% of the offering price of the common stock. The Company agreed to grant the Underwriters piggy-back registration rights for five (5) years in the event we file certain registration statements for the registration of other shares of Common Stock.

The net proceeds to the Company after underwriter's commission and agreed upon customary fees and expenses were $7,429,305, before deducting the Company's legal and accounting expenses related to the Offering. The Company intends to use the net proceeds to fund general corporate purposes and to fund ongoing operations.

On August 11, 2020 the underwriter provided notice that they would be exercising their over-allotment provision of the Underwriting Agreement to purchase an additional 682,500 shares of the Company’s common stock at $1.81 per share for a gross purchase price of $1,235,325. The net proceeds to the Company, after underwriter’s commission and before other costs amount $1,124,146. This transaction was consummated on August 13, 2020.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2020 and 2019 and as of June 30, 2020 and December 31, 2019

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

The following pages present the Company’s condensed consolidating balance sheet as of June 30, 2020 and December 31, 2019, the condensed consolidating statements of operations for the three and six months ended June 30, 2020 and 2019, and condensed consolidating cash flows for the six months ended June 30, 2020 and 2019 of Entsorga West Virginia LLC and the Parent consolidated with other Company subsidiaries not subject to the WVEDA Solid Waste Disposal Revenue Bond restrictions and the elimination entries necessary to present the Company’s financial statements on a consolidated basis. The following condensed consolidating financial information should be read in conjunction with the Company's consolidated financial statements.

Condensed Consolidating Balance Sheet as of June 30, 2020

	Parent and other Subsidiaries	Entsorga West Virginia LLC	Eliminations	Consolidated
Assets
Cash	$342,182	$-	$-	$342,182
Restricted cash	-	1,237,097	-	1,237,097
Other current assets	1,300,760	2,179,946	(140,812)	3,339,894
Current assets	1,642,942	3,417,043	(140,812)	4,919,173
Restricted cash	-	2,646,381	-	2,646,381
HEBioT facility and other fixed assets	1,561,360	36,568,063	-	38,129,423
Operating lease right of use assets	412,647	891,495	-	1,304,142
MBT facility development and license costs	6,291,425	1,732,500	-	8,023,925
Investment in subsidiaries and intercompany accounts	13,827,026	-	(13,827,026)	-
Goodwill	-	58,000	-	58,000
Other assets	38,799	-	-	38,799
Total assets	$23,774,199	$45,313,482	$(13,967,838)	$55,119,843

Liabilities and stockholders’ equity
Line of credit	$1,497,950	$-	$-	$1,497,950
Current portion of Debts and Bonds	5,427,354	2,860,000	-	8,287,354
Other current liabilities	2,726,691	9,973,657	(3,472,335)	9,228,013
Current liabilities	9,651,995	12,833,657	(3,472,335)	19,013,317
Notes payable and other debts	1,323,866	-	-	1,323,866
Accrued interest	1,651,079	-	-	1,651,079
Non-current lease liabilities	302,003	918,777	-	1,220,780
WV EDA bonds	-	28,420,608	-	28,420,608
Total liabilities	12,928,943	42,173,042	(3,472,335)	51,629,650
Redeemable preferred stock	726,553	-	-	726,553
Stockholders’ equity:
Attributable to parent	(1,038,936)	-	-	(1,038,936)
Attributable to non-controlling interests	11,157,639	3,140,440	(10,495,503)	3,802,576
Stockholders’ equity	10,118,703	3,140,440	(10,495,503)	2,763,640
Total liabilities and stockholders’ equity	$23,774,199	$45,313,482	$(13,967,838)	$55,119,843

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2020 and 2019 and as of June 30, 2020 and December 31, 2019

Condensed Consolidating Statement of Operations for the three months ended June 30, 2020

	Parent and other Subsidiaries	Entsorga West Virginia LLC	Eliminations	Consolidated
Revenue	$381,033	$892,899	$-	$1,273,932
Operating expenses
HEBioT	-	1,020,277	-	1,020,277
Rental, service and maintenance expense	151,695	-	-	151,695
Equipment	-	-	-	-
Selling, general and administrative	1,615,049	282,393	-	1,897,442
Depreciation and amortization	124,612	445,152	-	569,764
Total operating expenses	1,891,356	1,747,822	-	3,639,178
Loss from operations	(1,510,323)	(854,923)	-	(2,365,246)
Other (income) expenses, net	378,737	641,227	-	1,019,964
Net loss	$(1,889,060)	$(1,496,150)	$-	$(3,385,210)

Condensed Consolidating Statement of Operations for the six months ended June 30, 2020

	Parent and other Subsidiaries	Entsorga West Virginia LLC	Eliminations	Consolidated
Revenue	$1,250,242	$1,383,031	$-	$2,633,273
Operating expenses
HEBioT	-	1,832,704	-	1,832,704
Rental, service and maintenance expense	412,530	-	-	412,530
Equipment	146,404	-	-	146,404
Selling, general and administrative	3,283,828	532,037	-	3,815,865
Depreciation and amortization	249,346	935,620	-	1,184,966
Total operating expenses	4,092,108	3,300,361	-	7,392,469
Loss from operations	(2,841,866)	(1,917,330)	-	(4,759,196)
Other (income) expenses, net	726,965	1,293,023	-	2,019,988
Net loss	$(3,568,831)	$(3,210,353)	$-	$(6,779,184)

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2020

	Parent and other Subsidiaries	Entsorga West Virginia LLC	Eliminations	Consolidated
Cash flows used in operating activities:
Net loss	$(3,568,831)	$(3,210,353)	$-	$(6,779,184)
Non-cash adjustments to reconcile net loss to net cash used in operations	1,259,695	1,013,371	-	2,273,066
Changes in operating assets and liabilities	(1,845,609)	2,439,116	-	593,507
Net cash used in operations	(4,154,745)	242,134	-	(3,912,611)

Cash flow used in investing activities:
Purchases of construction in-progress, equipment, fixtures and vehicles	(2,649)	(48,082)	-	(50,731)
Other investing activities	(31,996)	-	-	(31,996)
Net cash used in investing activities	(34,645)	(48,082)	-	(82,727)

Cash flows from financing activities:
Issuances of debt and equity	2,706,750	-	-	2,706,750
Repayments of debt	(2,496)	-	-	(2,496)
Net cash provided by financing activities	2,704,254	-	-	2,704,254
Effect of exchange rate on cash	(20,208)	-	-	(20,208)
Cash – beginning of period (restricted and unrestricted)	1,847,526	3,689,426	-	5,536,952
Cash – end of period (restricted and unrestricted)	$342,182	$3,883,478	$-	$4,225,660

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2020 and 2019 and as of June 30, 2020 and December 31, 2019

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
Stockholders’ equity:
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

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2020 and 2019 and as of June 30, 2020 and December 31, 2019

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

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and globally and more recently in the United States there has been an increase in cases reported. The Company is monitoring the near term and longer term impacts of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, and its impact on operations, financial position, cash flows, inventory, supply chains, purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. Due to the development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s operations, liquidity and financial performance will depend on certain developments, including duration, spread and reemergence of the outbreak, its impact on our customers, supply chain partners and employees, and the range of governmental and community reactions to the pandemic, which are uncertain and cannot be fully predicted at this time.

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

Revolution Series™ Digesters

The Company currently markets an aerobic digestion technology solution for the disposal of food waste at the point of generation. Its line of Revolution Series Digesters has been described as self-contained, robotic digestive systems that are as easy to install as a standard dishwasher with no special electrical or plumbing requirements. Units range in size depending upon capacity, with the smallest unit approximately the size of a residential washing machine. The digesters utilize a biological process to convert food waste into a liquid that is safe to discharge down an ordinary drain. This process can result in a substantial reduction in costs for customers including restaurants, grocery stores, cruise lines and hotel/hospitality companies by eliminating the transportation and logistics costs associated with food waste disposal. The process also reduces the greenhouse gases associated with food-waste transportation and decomposition in landfills that have been linked to climate change. The Company offers its Revolution Series Digesters in several sizes targeting small to mid-sized food waste generators with both sale and rental options that are often more economical than traditional disposal methods. The Revolution Series Digesters are manufactured and assembled in the United States.

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

As a result of COVID-19 the implementation of the Company’s contract with Carnival Corporation had been delayed, although subsequent to June 2020 Carnival recommenced digester purchasing activity by issuing purchase orders totaling approximately $1 million that the Company expects commencing shipments on late in the third quarter of 2020, and the operations of some customers in the restaurant and hospitality industries have been temporarily interrupted due to governmental actions. For certain existing restaurant and hospitality customers, the Company has provided a deferral of recurring rental payments for a short time and have modified the rental agreements to extend the term by the period deferred. These actions have placed a strain on the Company’s cash flows resulting in the Company executing on cost controls and cash preservation practices that included reducing executive cash compensation, laying off non-essential employees, limiting expenses and disbursements, as well as extending vendor payments.

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

Results of operations for the three months ended June 30, 2020 compared to the three months ended June 30, 2019

Overview

	Three Months Ended June 30,
	2020	2019

Revenue	$1,273,932	$1,051,212
Operating expenses	3,639,178	2,976,880
Loss from operations	(2,365,246)	(1,925,668)
Other expenses	1,019,964	962,004
Net loss	$(3,385,210)	$(2,887,672)

Revenue increased $222,720 (21.2%) due to the HEBioT facility coming on-line in the second quarter of 2019 offset by decreases in rental, service and maintenance resulting from lower service and maintenance revenue, equipment sales and management advisory fees as the Company reduces the level of support provided under the agreement in order to maintain adequate focus on the Company’s core services.

Operating expenses increased by $662,298 (22.2%) to $3,639,178 for the second quarter of 2020 as compared to the second quarter of 2019 due primarily to a $526,731 (106.7%) increase in HEBioT processing costs related to the increase in activities at the facility. Professional fees also increased by $117,790 (43.2%) to $390,663 for the second quarter of 2020 as compared to the second quarter of 2019 primarily related to fund raising and strategic activities.

The loss from operations increased by $439,578 (22.8%) as a result of increased operating expenses increasing greater than the increase in revenues.

Other expenses increased by $57,960 (6.0%) primarily due to interest related to the advances from related parties.

Net loss increased by $497,538 (17.2%) due to the increase in operating loss and the increase in other expenses.

Revenue and Related Expenses

	Three Months Ended June 30,
	2020	2019

Revenue
HEBioT (related entity)	$892,899	$277,041
Rental, service and maintenance	356,033	448,937
Equipment sales	-	75,234
Management advisory and other fees (related entity)	25,000	250,000
Total revenue	1,273,932	1,051,212
Operating expenses
HEBioT processing (related entity)	1,020,277	493,546
Rental, service and maintenance	151,693	128,311
Equipment sales	-	38,726
Total related expenses	1,171,972	660,583
Contribution	101,960	390,629
Contribution margins
HEBioT (related entity)	(14.3)%	(78.1)%
Rental, service and maintenance	57.4	71.4
Equipment sales	n.a.	48.5

HEBioT – The HEBioT facility commenced operations in the second quarter of 2019. During the all of 2019 the facility was ramping up in-take volumes of waste, however the primary customer for the facility’s solid recovered fuel (“SRF”) had not yet completed its construction of their fuel intake system that would allow for the delivery of SRF. Toward the end of the first quarter in 2020 the customer was finalizing safety and building inspections that would allow for acceptance of the SRF. During the second quarter of 2020, incoming waste disposal fees (commonly referred to as “TIP” fees) increased by $241,832 (87.8%) to $517,166 due to greater volume and SRF fees amounted to $375,734 as compared to none in the second quarter of 2019. While the HEBioT processing expenses increased by $526,731 (106.7%), the HEBioT contribution margin improved from the second quarter of 2019 from negative 78.1% to negative 14.3% in the second quarter of 2020 due to increasing volumes and the sale of SRF.

Rental, service and maintenance  – Rental, service and maintenance revenue decreased by $92,904 (20.7%) to $356,033 in the second quarter of 2020, as compared to $448,937 in the second quarter of 2019. This decrease was primarily due to a $37,909 (10.8%) decrease in rental income as a result of the Company deferring certain customer rental payments that were impacted by COVID-19 and a $21,535 (33.0) decrease in parts, consumables and other digester related sales and services (also impacted by COVID-19) and a $33,460 (100.0%) decrease resulting from non-recurring consulting that occurred in 2019. Rental, service and maintenance expenses increased by $23,384 (18.2%) primarily due to increased third party servicer costs offset in part by decreases in freight and personnel costs.

Equipment sales – There were no equipment sales during the second quarter of 2020 primarily due to negative commercial conditions arising from the COVID-19 pandemic.

Management advisory and other fees – In order to maintain adequate focus on the Company’s core services as demand continues to grow for the Company’s products, it has reduced the level of support provided under the Management Advisory agreement. As a result, management advisory and other fees decreased by $225,000 (90.0%) to $25,000 in the second quarter of 2020, as compared to $250,000 in the second quarter of 2020. Effective April 1, 2020, the annual fee was reduced to $100,000 per year. As the services are provided by the executive management of the Company, no incremental expenses are incurred or allocated as expenses of the services.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2020	2019

Staffing	$1,055,123	$1,022,795
Professional fees	390,663	272,873
Other costs	404,079	405,289
Other expenses	47,577	5,367
Total selling, general and administrative expenses	$1,897,442	$1,706,324

Staffing – Staffing expense increased by $32,328 (3.2%) to $1,055,123 in the second quarter of 2020, as compared to $1,022,795 in the second quarter of 2019. This increase was the result of a decrease in general staffing offset by an increase of $193,908 in stock based compensation from the second quarter of 2019 to $424,446 in the second quarter of 2020 related to new 2020 awards and a compensation deferment plan initiated in the second quarter that provided for stock compensation in place of cash compensation.

Professional fees – Professional fees increased by $117,790 (43.2%) to $390,663 in the second quarter of 2020, as compared to $272,873 in the second quarter of 2019. This increase was primarily the result of an increase in investment banking expenses of $105,890 (230.2%) to $151,890 in the second quarter of 2020, as compared to $46,000 in the second quarter of 2019, an increase in accounting expenses of $14,550 (14.9%) to $112,034 in the second quarter of 2020, as compared to $97,484 in the second quarter of 2019, decrease in legal expenses of $54,189 (32.4%) to $112,821 in the second quarter of 2020, as compared to $167,010 in the second quarter of 2019. The increase in investment baking was primarily the result of capital and debt fund raising as well as consulting on several strategic initiatives. Overall professional fees increased as a result of the second quarter of 2019 including a $44,500 offset from the favorable outcome of litigation relating to a prior strategic consultant.

Depreciation and Amortization

Depreciation and amortization decreased by $40,209 (6.6%) to $569,764 in the second quarter of 2020, as compared to $609,973 in the second quarter of 2019. This decrease was primarily the result of finalizing the allocation of costs of the HEBioT facility between the plant and equipment, which resulted in a reduction in depreciation expense.

Other Expenses

Other expenses during the second quarter of 2020 and 2019 were comprised of interest income and expense. Other expense increased by $57,960 (6.0%) to $1,019,964 in the second quarter of 2020, as compared to $962,004 in the second quarter of 2019. This increase was primarily the result of an increase in the Company’s borrowings between the periods.

Results of operations for the six months ended June 30, 2020 compared to the six months ended June 30, 2019

Overview

	Six Months Ended June 30,
	2020	2019

Revenue	$2,633,273	$1,788,913
Operating expenses	7,392,469	5,635,884
Loss from operations	(4,759,196)	(3,846,971)
Other expenses	2,019,988	1,301,868
Net loss	$(6,779,184)	$(5,148,839)

Revenue increased $844,360 (47.2%) due to a $1,105,990 increase in HEBioT revenues and an increase of $247,882 (329.5%) in digester equipment sales, which is the result of a strategic focus on sales as compared to rentals. These increases were offset by decreases in rental, service and maintenance resulting from lower service and maintenance revenue and management advisory fees as the Company reduces the level of support provided under the agreement in order to maintain adequate focus on the Company’s core services.

Operating expenses increased by $1,756,585 (31.2%) due to HEBioT related costs, including depreciation, as well as increased costs associated with digester equipment sales resulting from the increase in sales and increased costs relating to digester rental, service and maintenance. The increases were offset in part by a decrease in selling, general and administrative expenses primarily due to a decrease in staffing costs and a first quarter non-recurring 2019 write-off of a HEBioT site that was discontinued in favor of a larger more suitable site.

The loss from operations increased by $912,225 (23.7%) as a result of increased operating expenses increasing greater than the increase in revenues.

Other expenses increased by $718,120 (55.2%) primarily due to interest related to the non-recourse municipal bond financing the HEBioT facility which was under construction in the first quarter of 2019 and increased borrowing in the second quarter of 2020.

Net loss increased by $1,630,345 (31.7%) due to the increase in operating loss and the increase in other expenses.

Revenue and Related Expenses

	Six Months Ended June 30,
	2020	2019

Revenue
HEBioT (related entity)	$1,383,031	$277,041
Rental, service and maintenance	827,126	936,638
Equipment sales	323,116	75,234
Management advisory and other fees (related entity)	100,000	500,000
Total revenue	2,633,273	1,788,913
Operating expenses
HEBioT processing (related entity)	1,832,704	493,546
Rental, service and maintenance	412,530	331,514
Equipment sales	146,404	38,726
Total related expenses	2,391,638	863,786
Contribution	241,635	925,127
Contribution margins
HEBioT (related entity)	(32.5)%	(78.1)%
Rental, service and maintenance	50.1	64.6
Equipment sales	54.7	48.5

HEBioT – The HEBioT facility commenced operations in the second quarter of 2019. During the six months ended June 30, 2020, incoming waste disposal fees TIP fees increased by $698,501 (252.1%) to $975,542 from $277,041 during the six months ended June 30, 2019. SRF fees amounted to $406,390 for the six months ended June 30, 2020 as compared to none during the six months ended June 30, 2019. While the HEBioT processing expenses increased by $1,339,158 (271.3%) due to increased volumes, the HEBioT contribution margin improved from the six months ended June 30, 2019 negative 78.1% to negative 32.5% in six months ended June 30, 2020.

Rental, service and maintenance  – Rental, service and maintenance revenue decreased by only $109,512 (11.7%) to $827,126 during the six months ended June 30, 2020, as compared $936,638 during the six months ended June 30, 2019. Rental contract revenue decreased by only $6,681 (1.0%) to $698,532 during the six months ended June 30, 2020, as compared $691,851 during the six months ended June 30, 2019. Service and maintenance revenue decreased by $68,907 (49.2%) to $71,118 during the six months ended June 30, 2020, as compared $140,024 during the six months ended June 30, 2019. These decreases are primarily driven by COVID-19 restrictions on many of our customers during the second quarter of 2020. Also contributing to the decrease is a $33,460 (100.0%) decrease resulting from non-recurring consulting that occurred in 2019. Rental, service and maintenance expenses increased by $81,016 (24.4%) primarily due to increased third party servicer costs and first quarter 2020 increased personnel costs in anticipation of staffing up for the Carnival Cruise contract that were reversed in the second quarter of 2020, offset in part by decreases in freight and parts expenses.

Equipment sales – During the six months ended June 30, 2020 equipment sales revenue increased by $247,882 (329.5%) to $323,116 as compared to $75,234 during the six months ended June 30, 2019. Sales expense, like wise increased by $107,678 (278.1%) as compared to 38,726 during the six months ended June 30, 2019. The contribution margin of 54.7% is in-line with historical rates. The Company began a shift in its deployment model to be more heavily weighted to sales versus rentals in the first quarter of 2020 and believes this trend will continue.

Management advisory and other fees – In order to maintain adequate focus on the Company’s core services as demand continues to grow for the Company’s products, it has reduced the level of support provided under the Management Advisory agreement. As a result, management advisory and other fees decreased by $400,000 (80.0%) to $100,000 in the six months ended June 30, 2020, as compared to $500,000 in the six months ended June 30, 2019. Effective April 1, 2020, the fee was further reduced to $100,000 per year. As the services are provided by the executive management of the Company, no incremental expenses are incurred or allocated as expenses of the services.

Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2020	2019

Staffing	$2,133,658	$2,262,758
Professional fees	659,058	652,829
Other expenses	798,909	667,105
Other costs	224,240	449,994
Total selling, general and administrative expenses	$3,815,865	$4,032,686

Staffing – Staffing expense decreased by $129,100 (5.7%) to $2,133,658 during the six months ended June 30, 2020, as compared to $2,262,758 during the six months ended June 30, 2019, primarily due to a reduction in cash compensation of $334,349 through layoffs and stock based deferments to $1,086,820 during the six months ended June 30, 2020, as compared to $1,421,169 during the six months ended June 30, 2019 offset in part by an increase in stock based compensation of $176,050 (33.1%) to $707,653 during the six months ended June 30, 2020, as compared to $531,603 during the six months ended June 30, 2019.

Professional fees – Professional fees increased by $6,229 (1.0%) to $659,058 during the six months ended June 30, 2020, as compared to $652,829 during the six months ended June 30, 2019. This increase was primarily the result of an increase in investment banking expenses of $84,615 (84.6%) to $184,690 during the six months ended June 30, 2020, as compared to $100,075 during the six months ended June 30, 2019, an increase in marketing and public relations (occurring primarily before the onset of COVID-19) of $64,549 (713.6%), as compared to $9,046 during the six months ended June 30, 2019, offset by decreases of legal expenses of $138,025 (43.1%) during the six months ended June 30, 2020, as compared to $320,452 during the six months ended June 30, 2019, and a decrease of accounting expenses of $49,410 (18.5%) to $218,346 during the six months ended June 30, 2020, as compared to $267,756 during the six months ended June 30, 2019. Overall professional fees increased as a result of the second quarter of 2019 including a $44,500 offset from the favorable outcome of litigation relating to a prior strategic consultant.

Other expenses – Other expenses, which include marketing and other fees and services increased by $131,804 (19.8%) to $798,909 during the six months ended June 30, 2020, as compared to $667,105 during the six months ended June 30, 2019. This increase was primarily due to an increase of $73,961 (60.2%) increase in HEBioT facility related fees and services and a non-cash fee of $60,000 paid to the Company’s senior lender.

Other costs – Other costs decreased by $225,754 (50.2%) to $224,240 during the six months ended June 30, 2020, as compared to $449,994 during the six months ended June 30, 2019. This decrease was the result of a non-recurring loss on the write-off of a HEBioT facility site amounting to $346,654 in the first quarter of 2019 that was discontinued in favor of a larger more suitable site, offset primarily by increases of $73,288 (184.0%) in foreign currency fluctuations in the UK that are not hedged to $113,122 during the six months ended June 30, 2020, as compared to $39,834 during the six months ended June 30, 2019 and an increase of $31,116 (103.7%) in bad debt expense to $61,116 during the six months ended June 30, 2020, as compared to $30,000 during the six months ended June 30, 2019 relating to increased credit risks resulting from COVID-19.

Depreciation and Amortization

Depreciation and amortization increased by $445,554 (60.3%) to $1,184,966 during the six months ended June 30, 2020, as compared to $739,412 in the six months ended June 30, 2019. This increase was primarily the result of the HEBioT facility becoming operational in the second quarter of 2019, as no depreciation and amortization was expensed while the facility was under construction. For the first quarter of 2020, depreciation and amortization related to the HEBioT facility was $490,469.

Other Expenses

Other expenses during the six months ended June 30, 2020 and 2019 were comprised of interest income and expense. Other expense increased by $718,120 (55.2%) to $2,019,988 in the six months ended June 30, 2020, as compared to $1,301,868 the six months ended June 30, 2019. This increase was primarily the result of the HEBioT facility becoming operational with interest being expensed, rather than capitalized into the facility, which was the case during the first quarter of 2019. HEBioT related interest increased by $532,203 to $1,293,023 in the six months ended June 30, 2020, as compared to $760,820 in the six months ended June 30, 2019.

Liquidity and Capital Resources

For the six months June 30, 2020, the Company had a consolidated net loss of $6,779,184, incurred a consolidated loss from operations of $4,759,196 and used net cash in consolidated operating activities of $3,912,611. At June 30, 2020, consolidated total stockholders’ equity amounted to $2,763,640, consolidated stockholders’ deficit attributable to parent amounted to $1,038,936 and the Company had a consolidated working capital deficit of $14,094,144. While the Company had not met certain of its senior secured note’s financial covenants as of June 30, 2020 (Note 6), the Company has favorably renegotiated those covenants and has received a waiver for such non-compliance through June 30, 2020. Despite its current compliance under the waiver, until such time as the Company regains compliance or receives a waiver of such covenants for a year beyond the balance sheet date, under current GAAP accounting rules the senior secured notes amounting to $4,324,243 have been classified as current debt. The Company does not yet have a history of financial profitability. In March and April of 2020 the Company raised $1,560,450 through a private convertible preferred stock offering and on May 13, 2020 one of the Company’s subsidiaries was funded $421,300 through the Paycheck Protection Program. On July 27, 2020 the Company used its Shelf Registration on Form S-3 to raise gross proceeds of $8,235,500 through an underwritten public offering of 4,550,000 common shares. On August 11, 2020 the underwriter provided notice that they would be exercising their over-allotment provision of the Underwriting Agreement to purchase an additional 682,500 shares of the Company’s common stock at $1.81 per share for a gross purchase price of $1,235,325. The net proceeds to the Company, after underwriter’s commission and before other costs amount $1,124,146. This transaction was consummated on August 13, 2020. There is no assurance that the Company will continue to raise sufficient capital or debt to sustain operations or to pursue other strategic initiatives or that such financing will be on terms that are favorable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash

As of June 30, 2020 and December 31, 2019, the Company had unrestricted cash balances of $342,182 and $1,847,526, and restricted cash balances of $3,883,478 and 3,689,426, respectively.

Borrowings and Debt

Contractual Maturities of Senior Secured, Junior Promissory, Notes Payable and Long Term Debt — As of June 30, 2020, excluding discounts and deferred finance costs, which are being amortized as interest expense, are as follow:

Year Ending December 31,	Amortizing	Non- Amortizing	Total
2020 (Remaining)	$2,109	$23,406	$25,515
2021	4,380	2,155,866	2,160,246
2022	3,821	2,717,028	2,720,849
2023	-	625,000	625,000
2024 and thereafter	-	1,044,477	1,044,477
Total	$10,310	$6,565,777	$6,576,087

Entsorga West Virginia, LLC WVEDA Solid Waste Disposal Revenue Bonds — As of June 30, 2020 the future sinking fund payments are as follow:

Year Ending December 31,	2016 Issue 2026 Series	2016 Issue 2036 Series	2018 Issue 2036 Series	Total
2020 (remaining)	$1,160,000	$-	$230,000	$1,390,000
2021	1,215,000	-	255,000	1,470,000
2022	900,000	-	275,000	1,175,000
2023	965,000	-	300,000	1,265,000
2024 and thereafter	3,295,000	17,465,000	6,940,000	27,700,000
Total	$7,535,000	$17,465,000	$8,000,000	$33,000,000

Cash Flows

Cash Flows from Operating Activities

We used $3,912,611 of cash in operating activities during the six months ended June 30, 2020 as compared to a use of $2,019,055 during the six months ended June 30, 2019. Our net loss during the six months ended June 30, 2020 of $6,779,184 was reduced by non-cash expenses of $2,273,066.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 amounted to $82,727, as compared to $4,124,861 in net cash used in investing activities for the six months ended June 30, which was primarily related to the construction of the HEBiot facility.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2020 amounted to $2,704,254 and is primarily the result proceeds of $1,560,450 from a preferred stock issuance, $421,300 in proceeds under the Payroll Protection Act and net advances amounting to $725,000 from related parties. During the comparable 2019 period, the Company received proceeds of $1,787,500 from a preferred stock issuance and $210,000 in advances from a related party.

Subsequent Common Stock Offering

On July 27, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC (“Maxim”), as representative of certain underwriters (the “Underwriters”). Pursuant to the terms and conditions of the Underwriting Agreement, we agreed to issue and sell 4,550,000 shares of our common stock, par value $0.0001 per share (the “Underwritten Shares”), at a price to the public of $1.81 per share. Pursuant to the Underwriting Agreement, we also granted the underwriter an option to purchase up to an additional 682,500 shares of our common stock (together with the Underwritten Shares, the “Shares”) within 45 days after the date of the Underwriting Agreement to cover over-allotments, if any. The final prospectus for the offering was filed with the U.S. Securities and Exchange Commission pursuant to Rule 424(b)(1) of the Securities Act of 1933, as amended, on July 29, 2020 as Amendment No. 1 to Prospectus Supplement.

The offering was consummated on July 29, 2020. The Underwriters received underwriting commissions of 9% for $741,195, plus reimbursement of counsel fees in the amount of $65,000. Maxim acted as the lead book-running manager for the offering and Spartan Capital Securities, LLC acted as co-book-runner for the offering. In addition, we agreed to issue warrants to purchase 318,500 shares of our Common Stock to the Underwriters (the “Underwriters’ Warrants”), as a portion of the underwriting compensation payable to the underwriters in connection with this offering. The Underwriters’ Warrants will be exercisable for a period commencing 180 days following the closing of the offering and ending on the fifth anniversary of the closing date at an exercise price equal to $1.991 per share, or 110% of the offering price of the common stock. The Company agreed to grant the Underwriters piggy-back registration rights for five (5) years in the event we file certain registration statements for the registration of other shares of Common Stock.

The net proceeds to the Company after underwriter's commission and agreed upon customary fees and expenses were $7,429,305, before deducting the Company's legal and accounting expenses related to the Offering. The Company intends to use the net proceeds to fund general corporate purposes and to fund ongoing operations.

On August 11, 2020 the underwriter provided notice that they would be exercising their over-allotment provision of the Underwriting Agreement to purchase an additional 682,500 shares of the Company’s common stock at $1.81 per share for a gross purchase price of $1,235,325. The net proceeds to the Company, after underwriter’s commission and before other costs amount $1,124,146. This transaction was consummated on August 13, 2020.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the three months ended June 30, 2020.

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

On June 30, 2020, a holder of warrants exercisable into 630,053 shares of the Company’s common stock at an exercise price of $1.80 per share elected, in a cashless exercise as provided by the warrant agreements, to receive 372,304 shares of the Company’s common stock.

All of the securities referred to, above, were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D promulgated thereunder. All of the foregoing securities as well the Common Stock issuable upon conversion or exercise of such securities, have not been registered under the Securities Act or any other applicable securities laws and are deemed restricted securities, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

Exercise of Over-Allotment Purchase Option of Underwritten Public Offering

As previously disclosed, on July 27, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC (“Maxim”), as representative of certain underwriters (the “Underwriters”). Pursuant to the terms and conditions of the Underwriting Agreement, we agreed to issue and sell 4,550,000 shares of our common stock, par value $0.0001 per share (the “Underwritten Shares”), at a price to the public of $1.81 per share. Pursuant to the Underwriting Agreement, we also granted the underwriter an option to purchase up to an additional 682,500 shares of our common stock (together with the Underwritten Shares, the “Shares”) within 45 days after the date of the Underwriting Agreement to cover over-allotments, if any. The final prospectus for the offering was filed with the U.S. Securities and Exchange Commission pursuant to Rule 424(b)(1) of the Securities Act of 1933, as amended, on July 29, 2020 as Amendment No. 1 to Prospectus Supplement. The offering was consummated on July 29, 2020.

On August 11, 2020 the Underwriters provided notice that they would be exercising the over-allotment provision of the Underwriting Agreement to purchase an additional 682,500 shares of the Company’s common stock at $1.81 per share for a gross purchase price of $1,235,325. The net proceeds to the Company, after underwriter’s commission and before other costs amount to $1,124,146. This transaction was consummated on August 13, 2020. The Company intends to use the net proceeds to fund general corporate purposes and to fund ongoing operations.

Item 6.	Exhibits.

See the exhibits listed in the accompanying “Index to Exhibits.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioHiTech Global, Inc.

August 14, 2020	By:	/s/ Frank E. Celli
	Name:	Frank E. Celli
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian C. Essman
	Name:	Brian C. Essman
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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