Form 10-Q
period 2020-09-30
BIOHITECH GLOBAL, INC.
filed 2020-11-19
CIK 1590383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	BHTG	NASDAQ Capital Market

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 16, 2020
Common Stock, $0.0001 par value per share	23,354,130

BioHiTech Global, Inc. and Subsidiaries

i

PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
HEBioT (related party)	$625	$609,905	$1,383,656	$886,947
Rental, service and maintenance	423,996	489,555	1,251,122	1,426,193
Equipment sales	293,876	62,565	616,992	137,799
Management advisory and other fees (related party)	24,380	264,750	124,380	761,750
Total revenue	742,877	1,426,775	3,376,150	3,212,689
Operating expenses
HEBioT processing	945,810	786,680	2,778,514	1,309,176
Rental, service and maintenance	139,665	176,651	552,195	508,164
Equipment sales	171,002	17,776	317,406	56,502
Selling, general and administrative	1,924,293	1,449,545	5,740,158	5,450,282
Impairment expense	917,420	-	917,420	-
Depreciation and amortization	562,143	611,368	1,747,109	1,350,780
Total operating expenses	4,660,333	3,042,020	12,052,802	8,674,904
Loss from operations	(3,917,456)	(1,615,245)	(8,676,652)	(5,462,215)
Other (income) expenses
Gain on sale of affiliate investment	-	(562,617)	-	(562,617)
Interest (income)	(108)	(46,180)	(17,730)	(46,180)
Interest expense	1,023,165	979,202	3,060,775	2,281,071
Expense incurred in warrant valuation and conversions	-	49,160	-	49,160
Total other (income) expenses	1,023,057	419,565	3,043,045	1,721,434
Net loss	(4,940,513)	(2,034,810)	(11,719,697)	(7,183,649)
Net loss attributable to non-controlling interests	(1,647,782)	(728,337)	(3,190,788)	(1,859,069)
Net loss attributable to Parent	(3,292,731)	(1,306,473)	(8,528,909)	(5,324,580)
Other comprehensive income
Foreign currency translation adjustment	71,067	(32,676)	40,931	(37,873)
Comprehensive loss	$(3,221,664)	$(1,339,149)	$(8,487,978)	$(5,362,453)

Net loss attributable to Parent	$(3,292,731)	$(1,306,473)	$(8,528,909)	$(5,324,580)
Preferred stock dividends	(205,115)	(255,847)	(587,428)	(548,075)
Deemed dividend on down round feature	(21,738)	(405,324)	(21,738)	(405,324)
Net loss – common shareholders	(3,519,584)	(1,967,644)	(9,138,075)	(6,277,979)
Net loss per common share - basic and diluted	$(0.16)	$(0.13)	$(0.49)	$(0.41)
Weighted average number of common shares outstanding - basic and diluted	22,044,540	15,649,174	18,787,566	15,134,301

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current Assets
Cash	$4,950,112	$1,847,526
Restricted cash	1,287,138	1,133,581
Accounts receivable, net of allowance for doubtful accounts of $194,066 and $170,038 as of September 30, 2020 and December 31, 2019, respectively (related entity $2,227,224 and $1,370,867 as of September 30, 2020 and December 31, 2019, respectively)	3,311,519	2,155,921
Inventory	627,261	467,784
Prepaid expenses and other current assets	240,939	126,357
Total Current Assets	10,416,969	5,731,169
Restricted cash	2,646,448	2,555,845
Equipment on operating leases, net	1,417,260	1,724,998
HEBioT facility, equipment, fixtures and vehicles, net	36,338,727	37,421,333
Operating lease right of use assets	1,285,292	945,047
License and capitalized MBT facility development costs	8,018,853	8,049,929
Goodwill	58,000	58,000
Other assets	33,749	53,726
Total Assets	$60,215,298	$56,540,047

Continued on following page.

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets, continued:

	September 30, 2020	December 31, 2019
	(Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities:
Line of credit, net of financing costs of $2,050 and $20,152 as of September 30, 2020 and December 31, 2019, respectively	$1,497,950	$1,479,848
Advances from related parties	935,000	210,000
Accounts payable (related entity $2,021,940 and $2,531,034 as of September 30, 2020 and December 31, 2019, respectively)	6,363,168	4,688,339
Accrued interest payable	627,112	1,148,570
Accrued expenses and liabilities	2,075,576	1,926,965
Deferred revenue	95,331	89,736
Customer deposits	753,046	44,792
Note payable	-	100,000
Senior Secured Note, net of financing costs of $75,767 and unamortized discounts of $515,719 as of September 30, 2020	4,408,514	-
Current portion of WV EDA Senior Secured Bonds payable	2,860,000	1,390,000
Current portion of long term debt and Payroll Protection Program Loan	261,787	4,605
Total Current Liabilities	19,877,484	11,082,855
Junior note due to related party, net of unamortized discounts of $78,596 and $95,043 as of September 30, 2020 and December 31, 2019, respectively	965,881	949,434
Accrued interest (related party)	1,729,605	1,510,193
WV EDA Senior Secured Bonds payable, net of current portion, and financing costs of $1,691,516 and $1,792,574 as of September 30, 2020 and December 31, 2019, respectively	28,448,484	29,817,426
Payroll Protection Program Loan, net of current portion	163,839	-
Senior Secured Note, net of current portion, net of financing costs of $113,268, and unamortized discounts of $726,242, as of December 31, 2019	-	4,160,490
Note Payable	100,000	-
Non-current lease liabilities	1,231,144	915,170
Long-term debt, net of current portion	4,936	8,201
Total Liabilities	52,521,373	48,443,769
Series A redeemable convertible preferred stock, 333,401 shares designated and issued, and 125,312 and 145,312 outstanding as of September 30, 2020 and December 31, 2019, respectively	626,553	726,553
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 3,209,210 and 3,179,120 designated as of September 30, 2020 and December 31, 2019; 1,936,214 and 1,922,603 issued as of September 30, 2020 and December 31, 2019; 848,292 and 856,181 outstanding as of September 30, 2020 and December 31, 2019:
Series B Convertible preferred stock, 1,111,200 shares designated: 428,333 shares issued, no shares outstanding as of September 30, 2020 and December 31, 2019	-	-
Series C Convertible preferred stock, 1,000,000 shares designated, 427,500 shares issued and outstanding as of September 30, 2020 and December 31, 2019	3,050,142	3,050,142
Series D Convertible preferred stock, 20,000 shares designated: 18,850 shares issued; 17,350 and 18,850 outstanding as of September 30, 2020 and December 31, 2019	1,365,696	1,505,262
Series E Convertible preferred stock, 714,519 shares designated: 714,519 shares issued, 264,519 outstanding as of September 30, 2020 and December 31, 2019	698,330	698,330
Series F Convertible preferred stock, 30,090 shares designated, and 13,611 shares issued and outstanding as of September 30, 2020	1,507,408	-
Common stock, $0.0001 par value, 50,000,000 shares authorized, 23,354,130 and 17,300,899 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	2,334	1,730
Additional paid in capital	59,775,963	49,597,059
Accumulated deficit	(61,403,226)	(52,785,242)
Accumulated other comprehensive (loss)	(84,069)	(43,138)
Stockholders’ equity attributable to Parent	4,912,578	2,024,143
Stockholders’ equity attributable to non-controlling interests	2,154,794	5,345,582
Total Stockholders’ Equity	7,067,372	7,369,725
Total Liabilities and Stockholders’ Equity	$60,215,298	$56,540,047

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(11,719,697)	(7,183,649)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,747,109	1,350,780
Impairment expense	917,420	-
Amortization of operating lease right of use assets	72,402	-
Provision for bad debts	126,119	45,000
Share based employee compensation	1,537,915	741,188
Interest resulting from amortization of financing costs and discounts	419,715	333,782
Share based vendor compensation	297,835	-
Gain on sale of affiliate investment	-	(562,617)
Loss resulting from write-off of proposed MBT site	-	346,654
Warrant modifications	-	49,160
Changes in operating assets and liabilities	(909,507)	(1,137,810)
Net cash used in operating activities	(7,510,689)	(6,017,512)

Cash flow from investing activities:
Purchases of construction in-progress, equipment, fixtures and vehicles	(207,173)	(4,619,883)
Proceeds from sale of investment in affiliate	-	2,250,000
Refund of deposit	5,000	-
MBT facility development costs incurred	(62,949)	(59,013)
MBT facility development costs refunded	-	66,000
Net cash used in investing activities	(265,122)	(2,362,896)

Cash flows from financing activities:
Proceeds from common stock issuance, net of offering costs	8,437,480	3,035,557
Proceeds from the sale of Series F convertible preferred stock units	1,560,450	-
Proceeds from Payroll Protection Program Loan	421,300	-
Proceeds from the sale of Series D convertible preferred stock units	-	1,772,500
Affiliate investment in subsidiary	-	1,400,000
Deferred financing costs incurred	-	(62,151)
Repayments of long-term debt	(3,544)	(6,846)
Related party advances, net	725,000	210,000
Net cash provided by financing activities	11,140,686	6,349,060
Effect of exchange rate on cash (restricted and unrestricted)	(18,129)	12,721
Net change in cash (restricted and unrestricted)	3,346,746	(2,018,627)
Cash - beginning of period (restricted and unrestricted)	5,536,952	9,126,380
Cash - end of period (restricted and unrestricted)	$8,883,698	7,107,753

Note 15 includes supplemental cash flow information, non-cash investing and financing activities and changes in operating assets and liabilities.

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Statement of Stockholders’ Equity Attributable to Parent for the Nine Months Ended September 30, 2020:
	Preferred Stock		Common Stock		Additional Paid in	Accumulated Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Other Loss	Deficit	Total
Balance at January 1, 2020	710,869	$5,253,734	17,300,899	$1,730	$49,597,059	$(43,138)	$(52,785,242)	$2,024,143
Underwritten issuance of common stock, net of costs	-		5,232,500	523	8,436,957	-	-	8,437,480
Conversion of Series A preferred stock, and payment of accrued dividends in common stock			59,639	6	107,344	-	-	107,350
Conversion of Series D preferred stock, and payment of unaccrued dividends in common stock	(1,500)	(139,566)	91,328	9	153,945	-	(14,388)	-
Series F preferred stock issuance	13,611	1,507,408	-	-	53,042	-	-	1,560,450
Share-based employee and director compensation	-	-	132,400	13	1,065,256	-	-	1,065,269
Payments in common stock and warrants to vendors and creditors	-	-	141,259	14	297,821	-	-	297,835
Preferred stock dividends paid in common stock	-	-	23,801	2	42,838	-	-	42,840
Deemed dividend on down round feature	-	-	-	-	21,738	-	(21,738)	-
Warrants exercised	-	-	372,304	37	(37)	-	-	-
Preferred stock dividends	-	-	-	-	-	-	(52,949)	(52,949)
Foreign currency translation adjustment	-	-	-	-	-	(40,931)	-	(40,931)
Net loss	-	-	-	-	-	-	(8,528,909)	(8,528,909)
Balance at September 30, 2020	722,980	$6,621,576	23,354,130	$2,334	$59,775,963	$(84,069)	$(61,403,226)	$4,912,578

Statement of Stockholders’ Equity Attributable to Non-Controlling Interests in Consolidated Subsidiaries for the Nine Months Ended September 30, 2020:
	Non-Controlling	Accumulated
	Equity Interest	Deficit	Total
Balance at January 1, 2020	$8,079,585	$(2,734,003)	$5,345,582
Net loss	-	(3,190,788)	(3,190,788)
Balance at September 30, 2020	$8,079,585	$(5,924,791)	$2,154,794

Statement of Stockholders’ Equity Attributable to Parent for the Three Months Ended September 30, 2020:
	Preferred Stock		Common Stock		Additional Paid in	Accumulated Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Other Loss	Deficit	Total
Balance at July 1, 2020	724,480	$6,761,142	17,809,592	$1,780	$50,267,673	$(13,002)	$(58,056,529)	$(1,038,936)
Underwritten issuance of common stock, net of costs	-	-	5,232,500	523	8,436,957	-	-	8,437,480
Conversion of Series A preferred stock, and payment of accrued dividends in common stock			59,639	6	107,344	-	-	107,350
Conversion of Series D preferred stock, and payment of unaccrued dividends in common stock	(1,500)	(139,566)	91,328	9	153,945	-	(14,388)	-
Series F preferred stock issuance
Share-based employee and director compensation	-	-	9,900	1	472,646	-	-	472,647
Payments in common stock and warrants to vendors and creditors	-	-	141,259	14	297,821	-	-	297,835
Preferred stock dividends paid in common stock	-	-	9,912	1	17,839	-	-	17,840
Deemed dividend on down round feature	-	-	-	-	21,738	-	(21,738)	-
Preferred stock dividends	-	-	-	-	-	-	(17,840)	(17,840)
Foreign currency translation adjustment	-	-	-	-	-	(71,067)	-	(71,067)
Net loss	-	-	-	-	-	-	(3,292,731)	(3,292,731)
Balance at September 30, 2020	722,980	$6,621,576	23,354,130	$2,334	$59,775,963	$(84,069)	$(61,403,226)	$4,912,578

Statement of Stockholders’ Equity Attributable to Non-Controlling Interests in Consolidated Subsidiaries for the Three Months Ended September 30, 2020:
	Non- Controlling	Accumulated
	Equity Interest	Deficit	Total
Balance at July 1, 2020	$8,079,585	$(4,277,009)	$3,802,576
Net loss	-	(1,647,782)	(1,647,782)
Balance at September 30, 2020	$8,079,585	$(5,924,791)	$2,154,794

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

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2020 and 2019 and as of September 30, 2020 and December 31, 2019

Note 1. Basis of Presentation and Going Concern

Nature of Operations - BioHiTech Global, Inc. (the “Company” or “BioHiTech”) through its wholly-owned and controlled subsidiaries, provides cost-effective and sustainable environmental management solutions.

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

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and globally and more recently in the United States there has been an increase in cases reported. During October and November 2020 a resurgence in cases and hospitalizations has occurred. The Company is monitoring the near term and longer term impacts of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, and its impact on operations, financial position, cash flows, inventory, supply chains, purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. Due to the development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s operations, liquidity and financial performance will depend on certain developments, including duration, spread and reemergence of the outbreak, its impact on our customers, supply chain partners and employees, and the range of governmental and community reactions to the pandemic, which are uncertain and cannot be fully predicted at this time.

As a result of COVID-19, the implementation of the Company’s contract with Carnival Corporation (“Carnival”) had been delayed, although during the third quarter of 2020 Carnival recommenced purchasing activity with the Company making initial deliveries at the end of September 2020. As of October 31,2020, the Company has unfulfilled equipment purchase orders from Carnival amounting to approximately $2,100,000 (in addition to approximately $600,000 of shipments during October 2020). It is anticipated that many of these orders will be fulfilled during the fourth quarter of 2020. Additionally, the operations of some customers in the restaurant and hospitality industries have been temporarily interrupted due to governmental actions. For certain existing restaurant and hospitality customers, the Company has provided a deferral of recurring rental payments for a short time and have modified the rental agreements to extend the term by the period deferred. These actions placed a strain on the Company’s cash flows during the initial wave of COVID-19, resulting in the Company executing on cost controls and cash preservation practices that included reducing executive cash compensation, laying off non-essential employees, limiting expenses and disbursements, as well as extending vendor payments. It is unclear how the second wave that started in October 2020 will impact the Company.

During the third quarter of 2020 the Company raised $8,437,480 through an underwritten common stock offering and has subsequently concluded the executive deferred compensation plan and has rehired some of its employees that had been laid off.

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

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2019, which contains the audited financial statements and notes thereto, for the years ended December 31, 2019 and 2018 included within the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 22, 2020. The financial information as of December 31, 2019 presented hereto is derived from the audited consolidated financial statements presented in the Company’s audited consolidated financial statements for the year ended December 31, 2019. The interim results for the three and nine months ended September 30, 2020 is not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

As of September 30, 2020 and December 31, 2019, the Company’s active wholly-owned subsidiaries were BioHiTech America, LLC, BioHiTech Europe Limited, BHT Financial, LLC and E.N.A. Renewables LLC, and its controlled subsidiary was Refuel America LLC (60%) and its wholly-owned subsidiaries Apple Valley Waste Technologies Buyer, Inc., Apple Valley Waste Technologies, LLC, New Windsor Resource Recovery LLC and Rensselaer Resource Recovery LLC and its controlled subsidiary Entsorga West Virginia LLC (88.7%). As each of these subsidiaries operate as environmental-based service companies, we did not deem segment reporting necessary.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2020 and 2019 and as of September 30, 2020 and December 31, 2019

Going Concern and Liquidity - For the nine months ended September 30, 2020, the Company had a consolidated net loss of $(11,719,697), incurred a consolidated loss from operations of $8,676,652 and used net cash in consolidated operating activities of $7,510,689. At September 30, 2020, consolidated total stockholders’ equity amounted to $7,067,372, consolidated stockholders’ equity attributable to parent amounted to $4,912,578, and the Company had a consolidated working capital deficit of $9,460,515. While the Company had not met certain of its senior secured note’s financial covenants as of September 30, 2020, the Company has favorably renegotiated those covenants and has received a waiver for such non-compliance through September 30, 2020. Despite its current compliance under the waiver, until such time as the Company regains compliance or receives a waiver of such covenants for a year beyond the balance sheet date, under current GAAP accounting rules the senior secured notes amounting to $4,408,514 have been classified as current debt. The Company does not yet have a history of financial profitability. In March and April of 2020 the Company raised $1,560,450 through a private convertible preferred stock offering and on May 13, 2020 one of the Company’s subsidiaries was funded $421,300 through the Paycheck Protection Program. On July 27, 2020 the Company used its Shelf Registration on Form S-3 to raise gross proceeds of $8,235,500 through an underwritten public offering of 4,550,000 common shares at $1.81 per share. On August 11, 2020 the underwriter provided notice that they would be exercising their over-allotment provision of the Underwriting Agreement to purchase an additional 682,500 shares of the Company’s common stock at $1.81 per share for a gross purchase price of $1,235,325. The net proceeds to the Company of the July 27, 2020 and August 11, 2020 offerings, after underwriter’s commission and other costs amounted to $8,437,480. There is no assurance that the Company will continue to raise sufficient capital or debt to sustain operations or to pursue other strategic initiatives or that such financing will be on terms that are favorable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recent Accounting Pronouncements:

The Company has not implemented any recent accounting pronouncements during the nine months ended September 30, 2020.

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting as the market transitions from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The amendments in this update were effective upon issuance for all entities through December 31, 2022. The Company is currently evaluating the effect the updated standard will have on its financial position, results of operations or financial statement disclosure.

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. This guidance is effective as of January 1, 2022 (Early adoption is permitted effective January 1, 2021). The Company is currently evaluating the effect the updated standard will have on its financial position, results of operations or financial statement disclosure.

There have been no other recent accounting pronouncements or changes in accounting pronouncements that have been issued but not yet adopted that are of significance, or potential significance, to the Company.

Note 3. Equipment on Operating Leases, net

Equipment on operating leases consist of the following:

	September 30,	December 31,
	2020	2019
Leased equipment	$3,126,761	$3,138,951
Less: accumulated depreciation	(1,709,501)	(1,413,953)
Total Equipment on Operating Leases, net	$1,417,260	$1,724,998

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2020 and 2019 and as of September 30, 2020 and December 31, 2019

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

During the three months ended September 30, 2020 and 2019, revenue under the agreements, which is included in rental, service and maintenance revenue, amounted to $356,002 and $369,437, respectively. During the nine months ended September 30, 2020 and 2019, revenue under the agreements, which is included in rental, service and maintenance revenue, amounted to $1,054,534 and $1,061,289, respectively. During the three months ended September 30, 2020 and 2019, depreciation expense amounted to $116,461 and $110,795, respectively. During the nine months ended September 30, 2020 and 2019, depreciation expense amounted to $348,599 and $316,061, respectively.

The minimum future estimated contractual payments to be received under these leases as of September 30, 2020 is as follows:

Year ending December 31,
2020, remaining period	$328,885
2021	971,888
2022	705,948
2023	534,345
2024 and thereafter	164,572
$2,705,638

Note 4. HEBioT facility, equipment, fixtures and vehicles, net

HEBioT facility, equipment, fixtures and vehicles, net consist of the following:

	September 30, 2020	December 31, 2019
HEBioT facility	$31,172,855	$31,142,974
HEBioT equipment	7,562,649	7,388,896
Computer software and hardware	115,194	112,629
Furniture and fixtures	48,196	48,196
Vehicles	50,319	50,319
	38,949,213	38,743,014
Less: accumulated depreciation and amortization	(2,610,486)	(1,321,681)
Total HEBioT facility, equipment, fixtures and vehicles, net	$36,338,727	$37,421,333

Note 5. MBT Facility Development and License Costs

MBT Facility Development and License Costs consist of the following:

	September 30, 2020	December 31, 2019
MBT Projects
Survey and engineering	$298,653	$235,229

Technology Licenses
Future site	6,019,200	6,019,200
Martinsburg, West Virginia, net of $189,000 and $94,500 of amortization as of September 30, 2020 and December 31, 2019	1,701,000	1,795,500
Total Technology Licenses	7,720,200	7,814,700
Total MBT Facility Development and License Costs	$8,018,853	$8,049,929

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2020 and 2019 and as of September 30, 2020 and December 31, 2019

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

Technology License Agreement – Martinsburg, West Virginia - In connection with the 2018 acquisition accounting applied to Entsorga West Virginia acquisition, the License Agreement was valued at $1,890,000. During the three and nine months ending September 30, 2020 amortization amounted to $31,500 and $94,500, respectively. During the three and nine months ending September 30, 2019 amortization amounted to $31,500 and $63,000, respectively. Amortization of the License Agreement commenced with the facility becoming operational on March 31, 2019 and there was no amortization for the three months ended March 31, 2019.

Note 6. Line of Credit, Promissory Notes Payable, Notes Payable, Advances, and Long-Term Debts

Line of Credit, Promissory Notes Payable, Notes Payable, Advances, and Long-Term Debts consist of the following:

	September 30, 2020		December 31, 2019
	Total	Related Party	Total	Related Party
Line of credit	$1,497,950	$-	$1,479,848	$-
Senior secured promissory note	4,408,514	-	4,160,490	-
Junior promissory note	965,881	965,881	949,434	949,434
Note payable under Payroll Protection Program	421,300	-	-	-
Note payable	100,000	-	100,000	-
Advances from related parties (See Note 14 Related Parties)	935,000	935,000	210,000	210,000
Long term debt - current and long-term portion	9,262	-	12,806	-

Line of Credit — The Credit Agreement and Note with Comerica does not have any financial covenants, carries interest at the rate of 3%, plus either the Comerica prime rate or a LIBOR-based rate, (5.00% and 5.71% (total interest rate) as of September 30, 2020 and December 31, 2019, respectively) which was amended on June 30, 2020 as a demand note with an interest rate of 3%, plus a LIBOR-based rate (with a floor of 1%). The line of credit is secured by the assets of BHT Financial, LLC and is personally guaranteed by the Company’s Chairman of the Board and former Chief Executive Officer, Frank E. Celli, and James D. Chambers, a director.

Michaelson Senior Secured Term Promissory Financing — Company and several of the Company’s wholly-owned subsidiaries have a Note Purchase and Security Agreement with Michaelson Capital Special Finance Fund II, L.P. (“ MCSFF ”) for a senior secured term promissory note in the principal amount of $5,000,000 (the “Note”). The Note is not convertible and accrues interest at the rate of 10.25% per annum. While the Company had not met certain of its senior secured note’s financial covenants as of September 30, 2020, the Company has received a waiver for such non-compliance through September 30, 2020. Despite its current compliance under the waiver, until such time as the Company regains compliance or receives a waiver of such covenants for a year beyond the balance sheet date, under current GAAP accounting rules the senior secured notes amounting to $4,408,514 have been classified as current debt. As of December 31, 2019 those certain financial covenants were not met and a waiver of such was granted by MCSFF through January 1, 2021 with the condition that the parties negotiate new financial covenants, which were concluded on June 29, 2020. As of December 31, 2019, the Note has been classified based on the contractual repayment schedule. For purposes of the following maturity schedule, as the Company believes that it will achieve compliance with the revised financial covenants and MCSFF has a history of waiving non-compliance with financial covenants, the maturities have been presented based upon the contractual repayment terms in effect as of September 30, 2020. The Note is contractually scheduled to be repaid in eight, equal, quarterly installments of $625,000 commencing on May 15, 2021 and ending February 2, 2023 (the “Maturity Date”).

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

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2020 and 2019 and as of September 30, 2020 and December 31, 2019

Note Payable — As of September 30, 2020 and December 31, 2019, the $100,000 note, which was amended on July 27, 2020, carries interest at 10% and matures on January 1, 2022.

Contractual Maturities of Senior Secured, Junior Promissory, Notes Payable and Long Term Debt — As of September 30, 2020, excluding discounts and deferred finance costs, which are being amortized as interest expense, are as follow:

Year Ending December 31,	Amortizing	Non- Amortizing	Total
2020 (Remaining)	$1,061	$23,406	$24,467
2021	4,380	2,155,866	2,160,246
2022	3,821	2,717,028	2,720,849
2023	-	625,000	625,000
2024 and thereafter	-	1,044,477	1,044,477
Total	$9,262	$6,565,777	$6,575,039

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

The outstanding balance of the WVEDA Bonds as of September 30, 2020 and December 31, 2019 is $33,000,000, which is presented net of unamortized debt issuance costs amounting to $2,207,759 as of September 30, 2020 and December 31, 2019, less associated amortization of $516,243 and $415,185 as of September 30, 2020 and December 31, 2019, respectively, which includes amortization prior to the Company’s control acquisition in 2018. Amortization is calculated on the effective interest method, which is included in interest expense in the accompanying consolidated statements of operations and comprehensive loss.

The loan agreement and indenture of trust place restrictions on the Borrower and its members regarding additional encumbrances on the property, disposition of the property, and limitations on equity distributions. The loan agreement also provides for financial covenants, which became effective on September 30, 2019. As of September 30, 2020 and December 31, 2019 the Company was not in compliance with all of the financial covenants and subsequently was in default on a principal repayment due in February 2020 and has entered into a forbearance agreement with the bond trustee that provides, they will not accelerate the repayment of the bonds due to the defaults through October 2, 2021.

The future sinking fund payments by the Borrower as of September 30, 2020 are as follow:

Year Ending December 31,	2016 Issue 2026 Series	2016 Issue 2036 Series	2018 Issue 2036 Series	Total
2020 (remaining)	$1,160,000	$-	$230,000	$1,390,000
2021	1,215,000	-	255,000	1,470,000
2022	900,000	-	275,000	1,175,000
2023	965,000	-	300,000	1,265,000
2024 and thereafter	3,295,000	17,465,000	6,940,000	27,700,000
Total	$7,535,000	$17,465,000	$8,000,000	$33,000,000

Note 8. Equity and Equity Transactions

The Company has 50,000,000 shares of its $0.0001 par common stock and 10,000,000 shares of blank check preferred stock authorized by its shareholders. As of September 30, 2020 and December 31, 2019, 23,354,130 and 17,300,899 shares of common stock have been issued; and 3,209,210 and 3,179,120 shares, respectively, of preferred stock have been designated in five series of shares, which have a total of $1,602,675 in accumulated, but undeclared preferential dividends as of September 30, 2020, as follows:

	Designated	Par	Stated	Shares Outstanding
Designation	Shares	Value	Value	September 30, 2020	December 31, 2019
Series A Convertible Preferred Stock	333,401	$0.0001	$5.00	125,312	145,312
Series B Convertible Preferred Stock	1,111,200	0.0001	$5.00	-	-
Series C Convertible Preferred Stock	1,000,000	0.0001	$10.00	427,500	427,500
Series D Convertible Preferred Stock	20,000	0.0001	$100.00	17,350	18,850
Series E Convertible Preferred Stock	714,519	0.0001	$2.64	264,519	264,519
Series F Convertible Preferred Stock	30,090	0.0001	$115.00	13,611	-

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2020 and 2019 and as of September 30, 2020 and December 31, 2019

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

Common Stock Underwritten Offering — On July 27, 2020, BioHiTech Global, Inc. entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC (“Maxim”), as representative of certain underwriters (the “Underwriters”). Pursuant to the terms and conditions of the Underwriting Agreement, The Company agreed to issue and sell 4,550,000 shares of our common stock, par value $0.0001 per share (the “Underwritten Shares”), at a price to the public of $1.81 per share. Pursuant to the Underwriting Agreement, the Company also granted the underwriter an option to purchase up to an additional 682,500 shares of the Company’s common stock (together with the Underwritten Shares, the “Shares”) within 45 days after the date of the Underwriting Agreement to cover over-allotments, if any.

The offering was consummated on July 29, 2020. The Underwriters received underwriting commissions of 9% for $741,195, plus reimbursement of counsel fees in the amount of $65,000. Maxim acted as the lead book-running manager for the offering and Spartan Capital Securities, LLC acted as co-book-runner for the offering. In addition, the Company agreed to issue warrants to purchase 318,666 shares of our Common Stock to the Underwriters (the “Underwriters’ Warrants”), as a portion of the underwriting compensation payable to the underwriters in connection with this offering. The Underwriters’ Warrants are exercisable for a period commencing 180 days following the closing of the offering and ending on the fifth anniversary of the closing date at an exercise price equal to $1.991 per share, or 110% of the offering price of the common stock. The Company agreed to grant the Underwriters piggy-back registration rights for five (5) years in the event we file certain registration statements for the registration of other shares of Common Stock.

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

The net proceeds to the Company from the offering were:

Gross proceeds at $1.81 per share	$9,470,825
Less:
Underwriters’ fees	(852,374)
Legal fees	(139,033)
Accounting fees	(30,900)
Filing and other fees	(11,038)
Net proceeds to the Company	$8,437,480

Other Common Stock Activity — Other than conversions of preferred stock and preferred stock dividends and the drawdown of vested restricted stock units, during the third quarter of 2020, the Company issued 141,259 shares of common stock, at market, to vendors and creditors in place of cash payments as part of its cash conservation practices resulting from the COVID-19 outbreak.

Series A Redeemable Convertible Preferred Stock — On July 30, 2020 a Series A Redeemable Convertible Preferred Stock (“Sr. A PS”) holder converted, in accordance with the terms of the Sr. A PS, 20,000 shares of Sr. A PS into 55,556 shares of the Company’s common stock. In connection with the conversion, the holder was also paid accrued dividends on the Sr. A PS through the conversion date amounting to $7,350 through the issuance of 4,083 shares of the Company’s common stock.

Series D Convertible Preferred Stock — On July 13, 2020, a Series D Convertible Preferred Stock (“Sr. D PS”) holder converted, in accordance with the terms of the Sr. D PS, 1,500 shares of Sr D PS into 83,334 shares of the Company’s common stock. In connection with the conversion, the holder was also paid accumulated dividends on the Sr. D PS through the conversion date amounting to $14,388 through the issuance of 7,994 shares of the Company’s common stock.

In July 2020, two separate holders of the Sr D PS requested, in accordance with the terms of the Sr D PS, that accumulated dividends amounting to $17,840 be paid in 9,912 shares of the Company’s common stock, which was issued on July 21, 2020.

Series F Convertible Preferred Stock — On March 9, 2020 the Company designated a new series of preferred stock and subsequently on March 18, 2020 had an initial closing of $1,500,000 on 13,045 shares of the new series of preferred stock and 178,597 five-year common stock warrants at $2.30 per share and are presented net of $50,836 in warrant valuations and $4,550 in issuance costs. On April 6, 2020 had an additional closing of $65,000 on 566 shares of the new series of preferred stock and 7,750 five-year common stock warrants at $2.30 per share and are presented net of $2,205 in warrant valuations. The newly designated series, the Series F Redeemable, Convertible Preferred Stock (the “Sr. F Preferred Stock”) is comprised of 30,090 shares with a par value of $0.0001 per share and a stated value per share of $115.00 that has a dividend rate of 9%. The Sr. F Preferred Stock is convertible by the holder at any time at a conversion rate of $2.10 as of the issuance of the Sr. F Preferred Stock, $1.81 as of July 27, 2020 as the result of the common stock offering, subject to certain antidilution adjustments and is redeemable by the Company after 24 months at its stated value, plus any outstanding accrued or accumulated dividends for cash, or if the Company’s common stock is trading over $3.00 per share and has daily trading volume of over 50,000 shares, for the Company’s common stock at the conversion rate in effect at the time.

Warrants — In connection with the issuance of convertible debt, preferred and common stock and in connection with services provided, the Company has warrants to acquire 4,676,361 shares of the Company’s common stock outstanding as of September 30, 2020, as follows:

Expiring During the Year Ending December 31,	Warrant Shares	Exercise Price per Share	Weighted Average Exercises Price per Share
2021	1,701,827	$3.30 - $3.75	$3.30
2022	1,253,149	$1.80 - $5.00	$2.89
2023	740,749	$1.80	$1.80
2024	269,293	$1.80	$1.80
2025	711,343	$1.80 - $2.25	$1.92

The following table summarizes the outstanding warrant activity for the nine months ended September 30, 2020:

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2020 and 2019 and as of September 30, 2020 and December 31, 2019

Outstanding, January 1, 2020	4,674,261
Issued as a result of Series F Convertible Preferred Stock offering	186,347
Issued to common stock offering underwriters	318,666
Issued to professional services providers	150,000
Exercised	(630,053)
Expired	(22,860)
Outstanding, September 30, 2020	4,676,361

On June 30, 2020, one holder of 630,053 warrants with an exercise price of $1.80 per share exercised in a cashless exercise all of their warrants in exchange for 372,304 shares of the Company’s common stock.

On July 13, 2020 the Company issued a total of 150,000 warrants to several professional service providers. The warrants have an exercise price of $1.80 per share and expire in five years. The warrants were valued utilizing the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 0.3%, expected dividend yield of 0%, expected volatility of 55.6% and term of 5 years

On July 27, 2020 as a result of the underwritten offering of common stock at $1.81 per share, the warrant exercise price of the warrants issued in connection with the Sr. F Preferred Stock was reduced from $2.30 to $1.81. As a result of the down deal feature the revaluation of the warrants, which amounted to $21,738, has been reflected as a deemed dividend.

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

Effective September 19, 2020, the Company granted 136,145 restricted stock units under the Interim Executive Plan. The restricted stock units had a value of $174,266 based on the market value on the date of the grants and immediately vested.

Compensation expense related to stock options and restricted stock was:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Stock options	$34,605	$31,323	$124,383	$104,075
Restricted stock	438,042	178,262	940,886	637,113
Total	$472,647	$209,585	$1,065,269	$741,188

Compensation expense related to stock options and restricted stock for are reflected in the following captions within operating expenses in the condensed consolidated statements of operations and comprehensive loss:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Rental, service and maintenance	$2,097	$3,353	$8,416	$12,426
Selling, general and administrative	470,550	206,232	1,056,853	728,762
Total	$472,647	$209,585	$1,065,269	$741,188

The following summarizes the Company’s stock option activity for the nine months ended September 30, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding – January 1, 2020	363,826	$3.71	7.34	-
Granted	155,450	2.00	-	-
Exercised	-		-	-
Forfeited, Canceled or Expired	(58,417)	3.57	-	-
Outstanding – September 30, 2020	460,859	3.16	7.52	-
Exercisable – September 30, 2020	307,021	3.49	6.86	-

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2020 and 2019 and as of September 30, 2020 and December 31, 2019

The following summarizes the Company’s restricted stock unit activity for the nine months ended September 30, 2020:

Balance, January 1, 2020	291,730
Grants	405,205
Forfeited	-
Vested	(403,233)
Balance, September 30, 2020	293,702

As of September 30, 2020, 804,221 restricted stock units have been vested but not yet drawn down by the grantees.

Interim Executive Plan — During the second quarter of 2020, the Company established a payroll cash deferment program in order to improve cash resources during the COVID-19 pandemic. Under the program, certain executives reduced their cash compensation and would be provided restricted common stock units under the shareholder approved plans as the shares were available or may be issued restricted common stock shares or cash. The shares under the individual agreements were based on a cash amount of deferral each month divided by the lower of the average or last trading day common share price. Under the program that has been concluded, all of the participants elected to receive restricted stock units resulting in 136,145 restricted stock units being issued at a cost of $174,266 that has been reflected as restricted stock compensation expense above.

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

Disaggregation of Revenue — The disaggregation of revenue is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue Type:
Rental of digesters	$356,001	$369,438	$1,054,534	$1,061,289
Services	250,177	960,146	1,428,017	1,929,174
Product sales	136,699	97,191	893,599	222,226
Total	$742,877	$1,426,775	$3,376,150	$3,212,689

Note 11. Risk Concentrations

The Company operates as a single segment on a worldwide basis through its subsidiaries, resellers and independent sales agents. Gross revenues and net non-current tangible assets on a domestic and international basis are as follows:

	United States	International	Total
2020:
Revenue, for the nine months ended September 30, 2020	$3,079,083	$297,067	$3,376,150
Revenue, for the three months ended September 30, 2020	631,450	111,427	742,877
Non-current tangible assets, as of September 30, 2020	37,469,194	295,293	37,764,487

2019:
Revenue, for the nine months ended September 30, 2019	$2,877,157	$335,532	$3,212,689
Revenue, for the three months ended September 30, 2019	1,333,878	92,897	1,426,775
Non-current tangible assets, as of December 31, 2019	38,803,833	355,825	39,159,658

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2020 and 2019 and as of September 30, 2020 and December 31, 2019

Credit risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institutions. At times, the Company’s cash may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) in the USA and the Financial Conduct Authority (“FCA”) in the UK insurance limits. Through September 30, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Major customers — During the three months ended September 30, 2020, two customers represented at least 10% of revenues, accounting for 18.9% (Gold Medal Group, LLC, an affiliated entity, “GMG” or “Gold Medal”) and 45.1% of revenues. During the three months ended September 30, 2019, one customer represented at least 10% of revenues, accounting for 58.9% (Gold Medal Group, LLC, an affiliated entity, “GMG”) of revenues. During the nine months ended September 30, 2020, two customers represented at least 10% of revenues, 32.5% (GMG) and 11.4% of revenues. During the nine months ended September 30, 2019, one customer represented at least 10% of revenues, 49.2% (GMG) of revenues.

As of September 30, 2020, three customers represented at least 10% of accounts receivable, accounting for 63.4% (GMG), 18.6% and 11.5% of accounts receivable. As of December 31, 2019 one customer represented at least 10% of accounts receivable, accounting for 58.9% (GMG) of accounts receivable.

Vendor concentration — During the three months ended September 30, 2020, one vendor represented at least 10% of costs of revenue, accounting for 14.2% (GMG). During the three months ended September 30, 2019, two vendors represented at least 10% of costs of revenue, accounting for 21.5% (GMG) and 18.9% (a 1.2% shareholder). During the nine months ended September 30, 2020, one vendor represented at least 10% of costs of revenue, accounting for 26.1% (GMG). During the nine months ended September 30, 2019, two vendors represented at least 10% of costs of revenue, accounting for 11.9% (GMG) and 16.3% (a 1.2% shareholder).

As of September 30, 2020, excluding construction payables and other professional fees, one vendor represented at least 10% of accounts payable accounting for 31.8% (GMG) of accounts payable. As of December 31, 2019, one vendor represented at least 10% of accounts payable accounting for 54.4% (GMG) of accounts payable.

Affiliate relationship — GMG owns a 40% interest in Refuel America, LLC, a consolidated subsidiary of the Company. GMG’s subsidiaries, which are not consolidated in the Company’s financial statements have several business relationships with the Company and its subsidiaries that result in revenues and expenses noted above. See Note 14. Related Party Transactions.

Note 12. Commitments and Contingencies

During the nine months ended September 30, 2020 the Company was involved in the following legal matters.

During September 2020, the Company’s Entsorga West Virginia subsidiary received notice that an affiliate of a minority owner of the facility, who also provided intellectual property, equipment and engineering services relating to the set-up and initial operation of the facility, was claiming it was owed $917,420 related to services contracted as part of the facility’s construction and initial start-up and operation. The Company incurred offsetting costs and expenses greater than the claim correcting or replacing the services that were contracted but that were either not performed or performed correctly. No action has been commenced related to this claim and the Company disputes the claim and intends to defend this matter vigorously.

As a result of this claim and the related costs incurred by the Company to cure the deficiencies in the services that were contracted, the Company has reflected an impairment charge amounting to $917,420 during the three and nine months ended September 30, 2020.

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

It is management’s opinion that the resolution of these matters will not materially affect the Company’s future financial position, results of operations, or cash flows.

From time to time, the Company may be involved in other legal matters arising in the ordinary course of business. While the Company believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is, or could be, involved in litigation, will not have a material adverse effect on its business, financial condition or results of operations

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2020 and 2019 and as of September 30, 2020 and December 31, 2019

Note 13. Leases

The Company rented its headquarters and attached warehousing space from a related party through May 31, 2020 (see Note 14), effective June 1, 2020 the property housing the Company’s headquarters and attached warehousing space was sold to an unrelated party, and has a land lease relating to the Martinsburg, WV HEBioT facility under operating leases. The HEBioT facility land lease has an initial term of 30 years, plus four 5-year extensions. For purposes of our determination of lease liabilities, extensions were not included. As the leases do not provide an implicit rate, the Company used incremental borrowing rates in determining the present value of lease payments. For the HEBioT facility land lease a rate of 11% was utilized and a rate of 10.25% has been used on the other leases. The current portion of the lease liabilities of $207,515 is included in accrued expenses and liabilities. Total lease costs under operating leases amounted to $57,129 and $55,356 for the three months, and $167,841 and $166,067 for the nine months ended September 30, 2020 and 2019, respectively. Maturities of lease liabilities under these leases, which have a weighted average remaining term of 19.7 years, as of September 30, 2020 is:

Year Ending December 31,
2020 (remaining)	$51,783
2021	212,026
2022	217,571
2023	219,140
2024 and thereafter	3,133,649
Total lease payments	3,834,169
Less imputed interest	(2,419,658)
Present value of lease liabilities	$1,414,511

During the nine months ended September 30, 2020, the Company recognized operating lease right of use assets in exchange for lease liabilities amounting to $412,647 and had operating cash flows of $51,783 and $51,406 for the three months, and $140,837 and $143,597 for the nine months ended September 30, 2020 and 2019, respectively.

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

		September 30, 2020	December 31, 2019
Assets:
Accounts receivable	(a) (b)	$2,227.224	$1,370,867
Intangible assets, net, included in other assets	(c)	25,249	40,399
Liabilities:
Accounts payable	(c) (d) (e) (f)	3,851,722	2,531,034
Accrued interest payable		165,396	46,796
Long term accrued interest	(g)	1,729,605	1,510,193
Advance from related party	(h)	935,000	210,000
Junior promissory note	(g)	965,881	949,434
Other:
Line of credit guarantee	(i)	1,497,950	1,479,848

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2020 and 2019 and as of September 30, 2020 and December 31, 2019

The table below presents direct related party expenses or transactions for the three and nine months ended September 30, 2020 and 2019. Compensation and related costs for employees of the Company are excluded from the table below.

		Three months ended September 30,		Nine months ended September 30,
		2020	2019	2020	2019
Management advisory and other fees	(a)	$25,000	$250,000	$125,000	$750,000
HEBioT revenue	(b)	115,173	590,262	970,943	831,274
Operating expenses - HEBioT	(d)	178,545	210,709	952,931	354,733
Operating expenses – Selling, general and administrative	(e)	-	24,537	41,514	73,611
Operating expenses - Selling, general and administrative	(c) (f)	110,650	110,650	332,016	258,050
Interest expense		98,571	76,611	295,592	194,266
Debt guarantee fees	(i)	16,875	16,875	50,625	50,625

Summary notes:

a -	Management Advisory Fees	f -	Business Services Fees
b -	HEBioT Disposal Revenues	g -	Junior Promissory Note
c -	Distribution Agreement	h -	Advances from Related Parties
d -	Disposal costs	i -	Line of Credit
e -	Facility Lease

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

Claims by Related Party - During September 2020, the Company’s Entsorga West Virginia subsidiary received notice that a minority owner of the facility, who also provided intellectual property, equipment and engineering services relating to the set-up and initial operation of the facility, was claiming $917,420 related to services contracted as part of the facility’s construction and initial start-up and operation. The Company incurred offsetting costs and expenses greater than the claim correcting or replacing the services that were contracted but that were either not performed or performed correctly and intends to defend this matter vigorously.

As a result of this claim and the related costs incurred by the Company to cure the deficiencies in the services that were contracted, the Company has reflected an impairment charge amounting to $917,420 during the third quarter of 2020.

Note 15. Supplemental Consolidated Statement of Cash Flows Information

Changes in non-cash operating assets and liabilities, as well as other supplemental cash flow disclosures, are as follows.

	Nine Months Ended September 30,
	2020	2019
Changes in operating assets and liabilities:
Accounts receivable	$(1,302,729)	$(1,335,024)
Inventory	(210,886)	(181,979)
Prepaid expenses and other assets	(94,156)	(3,300)
Accounts payable	1,149,030	3,111,285
Accrued interest payable	(322,753)	(260,046)
Accrued expenses	(843,188)	(2,504,724)
Deferred revenue	6,921	(1,131)
Customer deposits	708,254	37,109
Net change in operating assets and liabilities	$(909,507)	$(1,137,810)

Supplementary cash flow information:
Cash paid during the periods for:
Interest	$1,596,332	$2,625,018
Income taxes	-	-

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2020 and 2019 and as of September 30, 2020 and December 31, 2019

	2020	2019
Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Transfer of inventory to leased equipment	$84,501	$259,449
Accrual of Series A preferred stock dividends	52,654	140,631
Conversion of preferred stock into common	239,566	90,000
Payment of preferred stock dividends in common stock	21,732	50,000
Acquisition of right of use leased asset and creation of lease liability	412,647	-

Reconciliation of Cash and Restricted Cash:
Cash	$4,950,112	$3,434,089
Restricted cash (current)	1,287,138	1,128,716
Restricted cash (non-current)	2,646,448	2,544,948
Total cash and restricted cash at the end of the period	$8,883,698	$7,107,753

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

On October 19, 2020, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) to purchase 49% of newly-issued membership interests (the “Interests”) of East Shore Port Ventures, LLC, a New York limited liability company (“East Shore”). Pursuant to the Purchase Agreement, the Company purchased the Interests in consideration for $650,000 to East Shore and warrants (the “Warrants”) to purchase an aggregate of 100,000 shares of the Company’s common stock, par value $0.0001 per share issued to East Shore’s existing members. The Purchase Agreement contains customary provisions, including representations, warranties, and indemnities, and closed upon the satisfaction of customary closing conditions.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2020 and 2019 and as of September 30, 2020 and December 31, 2019

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

The following pages present the Company’s condensed consolidating balance sheet as of September 30, 2020 and December 31, 2019, the condensed consolidating statements of operations for the three and nine months ended September 30, 2020 and 2019, and condensed consolidating cash flows for the nine months ended September 30, 2020 and 2019 of Entsorga West Virginia LLC and the Parent consolidated with other Company subsidiaries not subject to the WVEDA Solid Waste Disposal Revenue Bond restrictions and the elimination entries necessary to present the Company’s financial statements on a consolidated basis. The following condensed consolidating financial information should be read in conjunction with the Company's consolidated financial statements.

Condensed Consolidating Balance Sheet as of September 30, 2020

	Parent and other Subsidiaries	Entsorga West Virginia LLC	Eliminations	Consolidated
Assets
Cash	$4,948,342	$1,770	$-	$4,950,112
Restricted cash	-	1,287,138	-	1,287,138
Other current assets	2,085,508	2,094,211	-	4,179,719
Current assets	7,033,850	3,383,119	-	10,416,969
Restricted cash	-	2,646,448	-	2,646,448
HEBioT facility and other fixed assets	1,438,255	36,317,732	-	37,755,987
Operating lease right of use assets	396,562	888,730	-	1,285,292
MBT facility development and license costs	6,317,853	1,701,000	-	8,018,853
Investment in subsidiaries and intercompany accounts	16,444,214	-	(16,444,214)	-
Goodwill	-	58,000	-	58,000
Other assets	33,749	-	-	33,749
Total assets	$31,664,483	$44,995,029	$(16,442,214)	$60,215,298

Liabilities and stockholders’ equity
Line of credit	$1,497,950	$-	$-	$1,497,950
Current portion of Debts and Bonds	4,670,301	2,860,000	-	7,530,301
Other current liabilities	3,716,174	13,081,770	(5,948,711)	10,849,233
Current liabilities	9,884,425	15,941,770	(5,948,711)	19,877,484
Notes payable and other debts	1,234,656	-	-	1,234,656
Accrued interest	1,729,605	-	-	1,729,605
Non-current lease liabilities	286,314	944,830	-	1,231,144
WV EDA bonds	-	28,448,484	-	28,448,484
Total liabilities	13,135,000	45,335,084	(5,948,711)	52,521,373
Redeemable preferred stock	626,553	-	-	626,553
Stockholders’ equity:
Attributable to parent	15,748,136	(340,055)	(10,495,503)	4,912,578
Attributable to non-controlling interests	2,154,794	-	-	2,154,794
Stockholders’ equity	17,902,930	(340,055)	(10,495,503)	7,067,372
Total liabilities and stockholders’ equity	$31,664,483	$44,995,029	$(16,444,214)	$60,215,298

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2020 and 2019 and as of September 30, 2020 and December 31, 2019

Condensed Consolidating Statement of Operations for the three months ended September 30, 2020

	Parent and other Subsidiaries	Entsorga West Virginia LLC	Eliminations	Consolidated
Revenue	$742,252	$625	$-	$742,877
Operating expenses
HEBioT	-	945,810	-	945,810
Rental, service and maintenance expense	139,665	-	-	139,665
Equipment	171,002	-	-	171,002
Selling, general and administrative	1,430,095	494,198	-	1,924,293
Impairment expense	-	917,420	-	917,420
Depreciation and amortization	124,759	437,384	-	562,143
Total operating expenses	1,865,521	2,794,812	-	4,660,333
Loss from operations	(1,123,269)	(2,794,187)	-	(3,917,456)
Other (income) expenses, net	336,749	686,308	-	1,023,057
Net loss	$(1,460,018)	$(3,480,495)	$-	$(4,940,513)

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2020

	Parent and other Subsidiaries	Entsorga West Virginia LLC	Eliminations	Consolidated
Revenue	$1,992,494	$1,383,656	$-	$3,376,150
Operating expenses
HEBioT	-	2,778,514	-	2,778,514
Rental, service and maintenance expense	552,195	-	-	552,195
Equipment	317,406	-	-	317,406
Selling, general and administrative	4,713,923	1,026,235	-	5,740,158
Impairment expense	-	917,420	-	917,420
Depreciation and amortization	374,105	1,373,004	-	1,747,109
Total operating expenses	5,957,629	6,095,173	-	12,052,802
Loss from operations	(3,965,135)	(4,711,517)	-	(8,676,652)
Other (income) expenses, net	1,063,714	1,979,331	-	3,043,045
Net loss	$(5,028,849)	$(6,690,848)	$-	$(11,719,697)

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2020

	Parent and other Subsidiaries	Entsorga West Virginia LLC	Eliminations	Consolidated
Cash flows used in operating activities:
Net loss	$(5,028,849)	$(6,690,848)	$-	$(11,719,697)
Non-cash adjustments to reconcile net loss to net cash used in operations	2,693,646	2,424,869	-	5,118,515
Changes in operating assets and liabilities	(5,625,051)	4,715,544	-	(909,507)
Net cash used in operations	(7,960,254)	449,565	-	(7,510,689)

Cash flow used in investing activities:
Purchases of construction in-progress, equipment, fixtures and vehicles	(3,538)	(203,635)	-	(207,173)
Other investing activities	(57,949)	-	-	(57,949)
Net cash used in investing activities	(61,487)	(203,635)	-	(265,122)

Cash flows from financing activities:
Issuances of debt and equity	11,144,230	-	-	11,144,230
Repayments of debt	(3,544)	-	-	(3,544)
Net cash provided by financing activities	11,140,686	-	-	11,140,686
Effect of exchange rate on cash	(18,129)	-	-	(18,129)
Cash – beginning of period (restricted and unrestricted)	1,847,526	3,689,426	-	5,536,952
Cash – end of period (restricted and unrestricted)	$4,948,342	$3,935,356	$-	$8,883,698

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2020 and 2019 and as of September 30, 2020 and December 31, 2019

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

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2020 and 2019 and as of September 30, 2020 and December 31, 2019

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

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and globally and more recently in the United States there has been an increase in cases reported. During October and November 2020 a resurgence in cases and hospitalizations has occurred. The Company is monitoring the near term and longer term impacts of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, and its impact on operations, financial position, cash flows, inventory, supply chains, purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. Due to the development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s operations, liquidity and financial performance will depend on certain developments, including duration, spread and reemergence of the outbreak, its impact on our customers, supply chain partners and employees, and the range of governmental and community reactions to the pandemic, which are uncertain and cannot be fully predicted at this time.

As a result of COVID-19, the implementation of the Company’s contract with Carnival Corporation (“Carnival”) had been delayed, although during the third quarter of 2020 Carnival recommenced purchasing activity with the Company making initial deliveries at the end of September 2020. As of October 31,2020, the Company has unfulfilled equipment purchase orders from Carnival amounting to approximately $2,100,000 (in addition to approximately $600,000 of shipments during October 2020). It is anticipated that many of these orders will be fulfilled during the fourth quarter of 2020. Additionally, the operations of some customers in the restaurant and hospitality industries have been temporarily interrupted due to governmental actions. For certain existing restaurant and hospitality customers, the Company has provided a deferral of recurring rental payments for a short time and have modified the rental agreements to extend the term by the period deferred. These actions placed a strain on the Company’s cash flows during the initial wave of COVID-19, resulting in the Company executing on cost controls and cash preservation practices that included reducing executive cash compensation, laying off non-essential employees, limiting expenses and disbursements, as well as extending vendor payments. It is unclear how the second wave that started in October 2020 will impact the Company.

During the third quarter of 2020 the Company raised $8,437,480 through an underwritten common stock offering and has subsequently concluded the executive deferred compensation plan and has rehired some of its employees that had been laid off.

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

As a result of COVID-19, the implementation of the Company’s contract with Carnival Corporation (“Carnival”) had been delayed, although during the third quarter of 2020 Carnival recommenced purchasing activity with the Company making initial deliveries at the end of September 2020. As of October 31,2020, the Company has unfulfilled equipment purchase orders from Carnival amounting to approximately $2,100,000 (in addition to approximately $600,000 of shipments during October 2020). It is anticipated that many of these orders will be fulfilled during the fourth quarter of 2020. Additionally, the operations of some customers in the restaurant and hospitality industries have been temporarily interrupted due to governmental actions. For certain existing restaurant and hospitality customers, the Company has provided a deferral of recurring rental payments for a short time and have modified the rental agreements to extend the term by the period deferred.

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

New Product Offering

In addition to the Company’s products focused on reducing the environmental impact of the waste management industry through the development and deployment of cost-effective technology solutions, as a result of symmetry with our customers and prospects and a new demand for post COVID-19 environmental technologies, on May 12, 2020, the Company entered into an agreement with Altapure, LLC (“Altapure”). Altapure is a technology developer and manufacturer of ultrasonic based disinfecting products, to distribute its patented line of environmentally-friendly, high-level disinfecting products, including its newest product, the AP-4™, an enhanced, automated and touchless high-level disinfection sub-micron aerosol system providing a safe process and rapid elimination of spores, viruses, and vegetative bacteria, such as but not limited to: COVID-19, Acinetobacter baumannii, Pseudomonas aeruginosa, VRE, MRSA, Bacillus atrophaeus, Geobacillus stearothermophilus, Polio virus, C. auris and Clostridium difficile (C. difficile); and commenced live product demonstrations in June 2020 and sold its first unit in October 2020.

Results of operations for the three months ended September 30, 2020 compared to the three months ended September 30, 2019

Overview

	Three Months Ended September 30,
	2020	2019

Revenue	$742,877	$1,426,775
Operating expenses	4,660,333	3,042,020
Loss from operations	(3,917,456)	(1,615,245)
Other expenses	1,023,057	419,565
Net loss	$(4,940,513)	$(2,034,810)

Revenue decreased $683,898 (47.9%) due to a reconfiguration process conducted at the HEBioT facility during the quarter by its new management team that temporarily reduced production causing its revenue to decrease by 59.3% prior to a $247,649 negative adjustment in previously estimated take or pay contract revenue, offset in-part by a 30.0% increase in overall digester sales, rentals and service, while recognizing lower (90.0%) management advisory fees as the Company reduces the level of support provided under the agreement in order to maintain adequate focus on the Company’s core services.

Operating expenses increased by $1,618,313 (53.2%) to $4,660,333 for the third quarter as compared to the quarter of 2019 due primarily to an impairment expense of $917,420 relating to costs associated with the construction of the HEBioT facility, a $159,130 (20.2%) increase in HEBioT production costs and a $474,748 (32.8%) increase in selling general and administrative expenses. Equipment sales costs within operating costs increased $153,226 due to the increased level of sales.

The loss from operations increased by $2,302,211 (142,5%) as a result of the $683,898 decrease in revenues and by increased operating expenses.

Net other expenses increased by $603,492 (143.8%) primarily due a non-recurring gain in 2019. Excluding the 2019 gain, net other operating expenses increased by $40,875 (4.2%).

Net loss increased by $2,905,703 (142.8%) ($1,988,283 (97.7%), excluding the impairment charge) due to the increase in operating loss and the increase in other expenses.

Revenue and Related Expenses

	Three Months Ended September 30,
	2020	2019

Revenue
HEBioT (related entity)	$625	$609,905
Rental, service and maintenance	423,996	489,555
Equipment sales	293,876	62,565
Management advisory and other fees (related entity)	24,380	264,750
Total revenue	742,877	1,426,775
Operating expenses
HEBioT processing (related entity)	945,810	786,680
Rental, service and maintenance	139,665	176,651
Equipment sales	171,002	17,776
Total related expenses	1,256,477	981,107
Contribution	(513,600)	445,668
Contribution margins
HEBioT (related entity)	n.m.	(29.0)%
Rental, service and maintenance	67.1%	63.9
Equipment sales	41.8	71.6

HEBioT – During the third quarter of 2020, a new management team was put in place at the HEBioT facility. This new team conducted a full analysis of the operation to determine ways to improve efficiencies, streamline operations and achieve planned capacity. During this process, certain mechanical and electrical processes and components were reconfigured to improve processing, capacity and to allow for potential additional revenue streams to be introduced As such, production was significantly reduced while this reconfiguration process took place during the quarter and through October 2020. With that reconfiguration process having been completed in the fourth quarter, the facility is returning to normal operations. As a result of the reduced production during the reconfiguration process, revenue decreased by $361,631 (59.3%) during the third quarter of 2020 to $248,274 (prior to a $247,649 negative adjustment in previously estimated take or pay contract revenue) as compared with $609,905 during the third quarter of 2019. As the nature of the operating costs associated with the plant include a significant level of fixed costs, during the third quarter of 2020, HEBioT processing cost totaled $945,810, an increase of $159,130 (20%) over the third quarter of 2019.

Rental, service and maintenance  – Rental, service and maintenance revenue decreased by $65,559 (13.4%) to $423,996 in the third quarter of 2020, as compared to $489,555 in the third quarter of 2019. This decrease was primarily due to a decrease of $13,435 (3.6%) in rental income during the third quarter of 2020 as compared to the third quarter of 2019 as a result of customers that were impacted by COVID-19 and a decrease of $12,380 (15.4%) in the third quarter of 2020 in parts, consumables and other digester related sales and services (also impacted by COVID-19) as compared to the third quarter of 2019 and a $39,744 (100.0%) decrease resulting from non-recurring consulting that occurred in 2019. Rental, service and maintenance expenses decreased by $36,986 (20.9%) primarily due to decreased third party servicer costs and in other service and related areas.

Equipment sales – Equipment sales increased by $231,311 (369.7%) to $293,876 in the third quarter of 2020, as compared to $62,565 in the third quarter of 2019. All of the equipment sales in the third quarter of 2020 were to Carnival Cruise Lines under their master purchase contract.

Management advisory and other fees – In order to maintain adequate focus on the Company’s core services as demand continues to grow for the Company’s products, it has reduced the level of support provided under a management advisory agreement with Gold Medal. As a result, management advisory and other fees decreased by $225,000 (90.0%) to $25,000 in the second quarter of 2020, as compared to $240,370 in the third quarter of 2020. Effective April 1, 2020, the annual fee was reduced to $100,000 per year. As the services are provided by the executive management of the Company, no incremental expenses are incurred or allocated as expenses of the services.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2020	2019

Staffing	$947,197	$900,358
Professional fees	270,713	156,878
Other expenses	686,212	361,145
Other costs	20,171	31,164
Total selling, general and administrative expenses	$1,924,293	$1,449,545

Staffing – Staffing expense increased by $46,839 (5.2%) to $947,197 in the third quarter of 2020 as compared to $900,358 in the third quarter of 2019 and decreased by $107,926 as compared to $1,055,123 in the second quarter of 2020. The increase from 2019 to 2020 was the result of a $149,286 increase in stock based compensation, offset in part by a $102,447 decrease in cash based payroll, fringe and taxes, while the decrease between the third and second quarter was the result of a $68,928 decrease in stock based compensation and a decrease of $38,998 in cash based payroll, fringe and taxes.

Professional fees – Professional fees increased by $113,835 (72.6%) to $270,713 in the third quarter of 2020, as compared to $156,878 in the third quarter of 2019. The increase from 2019 was primarily the result of an increase in legal expenses of $85,390 (223.6%) to $123,578 in the third quarter of 2020, as compared to $38,188 in the third quarter of 2019 relating to several strategic initiatives and increase in social media consulting of $25,500 in the third quarter of 2020, an increase of 100%.

Other expenses – Other expenses increased by $325,067 (90.0%) to $686,212 in the third quarter of 2020, as compared to $361,145 in the third quarter of 2019. The majority of the increase ($188,894) was the result of increased insurance costs at the HEBioT facility and the Company’s Directors and Officers insurance. In addition, during the third quarter of 2020, the Company initiated transitioning a new management team into the HEBioT facility that resulted in a $62,085 increase in consulting and management fees.

Impairment Expense

During the third quarter of 2020, the Company recognized an impairment expense of $917,420 relating to services that were initially contracted for in connection with the constructions, equipping and initial operation set up of the HEBioT facility. These services were not provided as contracted and the Company incurred costs in completing the required services. The impairment expense is the result of further claims made by the contractor that, if successful against the Company’s counterclaims, would not result in an increase in the HEBioT facility cost basis as the Company has already mitigated for those services that were not provided.

Depreciation and Amortization

Depreciation and amortization decreased by $49,225 (8.1%) to $562,143 in the third quarter of 2020, as compared to $611,368 in the third quarter of 2019. This decrease was primarily the result of finalizing the allocation of costs of the HEBioT facility between the plant and equipment, which resulted in a reduction in depreciation expense.

Other Expenses

Other expenses of $1,023,057 during the third quarter of 2020 was comprised of net interest expense, as compared to net interest expense of $933,022 for the third quarter of 2019, an increase of $90,035, of which $46,072 is the result of a decrease in interest income relating to trust funds associated with the HEBioT facility bonds. Interest expense has also increased as a result of increases in amortization of deferred financing costs and accretion of debt discounts that are calculated on an effective interest method, as well as increases resulting from compounding of interest on an increased balance of non-current accrued interest. Other expense in the third quarter of 2019 also included a $562,617 gain on the sale of an affiliate investment and a $49,160 expense relating to warrant valuations.

Results of operations for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

Overview

	Nine Months Ended September 30,
	2020	2019

Revenue	$3,376,150	$3,212,689
Operating expenses	12,052,802	8,674,904
Loss from operations	(8,676,652)	(5,462,215)
Other expenses	3,043,045	1,721,434
Net loss	$(11,719,697)	$(7,183,649)

Revenue increased $163,461 (5.1%) due to a $304,122 increase in the combined digester equipment sales and rental, service and maintenance revenues and an increase in HEBioT revenues of $496,709 (56.0%) primarily driven by the first half of 2020 as HEBioT revenue decreased during a reconfiguration process conducted at the HEBioT facility during the third quarter the by its new management team that temporarily reduced production causing its revenue to decrease, as well as by a $247,649 negative adjustment in previously estimated take or pay contract revenue during the third quarter of 2020, offset by a decrease in management advisory fees of $637,370 (83.7%). The overall contribution of HEBioT and digesters decreased $1,610,812 (120.3%) primarily due to the decrease in HEBioT during the third quarter and HEBioT costs during the third quarter reconfiguration process, while the digester contribution was flat.

Operating expenses increased by $3,377,898 (38.9%) in total, including an impairment expense of $917,420, with revenue related costs increasing $1,774,273 (94.7%), selling general and administrative increasing $289,876 (5.3%) and depreciation and amortization increasing by $396,329 (29.3%).

The loss from operations increased by $3,214,437 (58.8%) as a result of the decrease in third quarter revenue without offsetting reductions in costs at the HEBioT facility during recommissioning, a decrease in management advisory fees and an increase in other operating expenses, including the $917,420 impairment expense.

Other expenses increased by $1,321,611 (76.8%) primarily due to an increase in interest related to the non-recourse municipal bond financing the HEBioT facility of $618,110 which was under construction in the first quarter of 2019 and a $562,617 gain on the sale of an affiliate investment during 2019.

Net loss increased by $4,536,048 (63.1%) due to the increase in operating loss and the increase in other expenses.

Revenue and Related Expenses

	Nine Months Ended September 30,
	2020	2019

Revenue
HEBioT (related entity)	$1,383,656	$886,947
Rental, service and maintenance	1,251,122	1,426,193
Equipment sales	616,992	137,799
Management advisory and other fees (related entity)	124,380	761,750
Total revenue	3,376,150	3,212,689
Operating expenses
HEBioT processing (related entity)	2,778,514	1,309,176
Rental, service and maintenance	552,195	508,164
Equipment sales	317,406	56,502
Total related expenses	3,648,115	1,873,842
Contribution	(271,965)	1,338,847
Contribution margins
HEBioT (related entity)	(100.8)%	(47.6)%
Rental, service and maintenance	55.9	64.4
Equipment sales	48.6	59.0

HEBioT – The HEBioT facility commenced initial operations in the second quarter of 2019. Through the six months ended June 30, 2020 total revenue amounted to $1,383,031 and related costs amounted to $1,832,704, resulting in a negative contribution of $449,673. During the third quarter of 2020, a new management team was put in place at the HEBioT facility. This new team conducted a full analysis of the operation to determine ways to improve efficiencies, streamline operations and achieve planned capacity. During this process, certain mechanical and electrical processes and components were reconfigured to improve processing, capacity and to allow for potential additional revenue streams to be introduced As such, production was significantly reduced while this reconfiguration process took place during the quarter and through October 2020. With that reconfiguration process having been completed in the fourth quarter, the facility is returning to normal operations. As a result of the reduced production during the reconfiguration process, revenue decreased by $361,631 (59.3%) (prior to a $247,649 negative adjustment in previously estimated take or pay contract revenue) during the third quarter of 2020 to $248,274 as compared with $609,905 during the third quarter of 2019. As the nature of the operating costs associated with the plant include a significant level of fixed costs, during the third quarter of 2020, HEBioT processing cost totaled $945,810, an increase of $159,130 (20%) over the third quarter of 2019.

Rental, service and maintenance  – Rental, service and maintenance revenue decreased by $175,071 (12.3%) to $1,251,122 during the nine months ended September 30, 2020, as compared $1,426,193 during the nine months ended September 30, 2019. Rental contract revenue decreased by $6,755 (0.6%) to $1,054,534 during the nine months ended September 30, 2020, as compared $1,061,289 during the nine months ended September 30, 2019, representing 84.3% and 74.4% of the category for the nine months ended September 30, 2020 and 2019, respectively. The remainder of the category, service and maintenance related revenue decreased by $168,316 (46.1%) to $196,588 during the nine months ended September 30, 2020, as compared $364,904 during the nine months ended September 30, 2019. These decreases are primarily driven by COVID-19 restrictions on many of our customers during 2020. Rental, service and maintenance expenses increased by $44,031 (8.7%) primarily due to increased personnel costs in anticipation of staffing up for the Carnival Cruise contract that were reversed in the second quarter of 2020 but reinitiated during the third quarter of 2020.

Equipment sales – During the nine months ended September 30, 2020 equipment sales revenue increased by $479,193 (347.7%) to $616,992 as compared to $137,799 during the nine months ended September 30, 2019. This increase was primarily driven by the re-initiation of sales under our contract with Carnival Corporation during the third quarter. Sales expense, like wise increased by $260,904 (461.8%) to $317,406 during the nine months ended September 30, 2020, as compared to $56,502 during the nine months ended September 30, 2019. The contribution margin of 48.6% is in-line with historical rates for new equipment sales.

Management advisory and other fees – In order to maintain adequate focus on the Company’s core services as demand continues to grow for the Company’s products, it has reduced the level of support provided under a management advisory agreement with Gold Medal. As a result, management advisory and other fees decreased by $637,370 (83.7%) to $124,380 during the nine months ended September 30, 2020, as compared to $761,750 during the nine months ended September 30, 2019. Effective April 1, 2020, the annual fee was reduced to $100,000 per year. As the services are provided by the executive management of the Company, no incremental expenses are incurred or allocated as expenses of the services.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2020	2019

Staffing	$3,080,856	$3,233,617
Professional fees	929,771	809,706
Other expenses	1,485,121	925,800
Other costs	244,410	481,159
Total selling, general and administrative expenses	$5,740,158	$5,450,282

Staffing – Staffing expense decreased by $152,761 (4.7%) to $3,080,856 during the nine months ended September 30, 2020, as compared to $3,233,617 during the nine months ended September 30, 2019. The decrease from 2019 to 2020 was the result of a $328,090 (45.0%) increase in stock based compensation, offset by a $480,851 (19.2%) decrease in cash based payroll, fringe and taxes.

Professional fees – Professional fees increased by $120,065 (14.8%) to $929,771 during the nine months ended September 30, 2020, as compared to $809,706 during the nine months ended September 30, 2019. This increase was primarily the result of an increase in investor relations, public relations, strategy and social media of $149,735 to $119,684 during the nine months ended September 30, 2020, as compared to a negative $(30,051) during the nine months ended September 30, 2019 (2019 included a $45,000 favorable decrease resulting from the settlement of a litigation matter), an increase in investment banking of $76,148 (52.7%) to $220,565 during the nine months ended September 30, 2020 driven by strategic initiatives, as compared to $144,418 during the nine months ended September 30, 2019, and an increase in legal expenses of $61,804 (25.3%) to $306,004 during the nine months ended September 30, 2020 driven by strategic initiatives and other general matters, as compared to $244,200 during the nine months ended September 30, 2019. These increases were offset in-part by a $167,622 (37.2%) decrease in accounting fees due to reduced acquisition activity during the nine months ended September 30, 2020, as compared to $451,139 during the nine months ended September 30, 2019.

Other expenses – Other expenses increased by $559,321 (60.4%) to 1,485,121 during the nine months ended September 30, 2020, as compared to $925,800 during the nine months ended September 30, 2019. The majority of the increase ($271,658) was the result of increased insurance costs at the HEBioT facility and the Company’s Directors and Officers insurance. In addition, transitioning a new management team into the HEBioT facility was the primary factor that resulted in a $135,493 increase in consulting and management fees.

Other costs – Other costs decreased by $236,749 (49.2%) to $244,410 during the nine months ended September 30, 2020, as compared to $481,159 during the nine months ended September 30, 2019. This increase was primarily the result of an increase of $81,155 in provisions for bad debts during the nine months ended September 30, 2020 offset by a non-recurring loss on the write-off of a HEBioT facility site amounting to $346,654 during the nine months ended September 30, 2019.

Impairment Expense

During the third quarter of 2020, the Company recognized an impairment expense of $917,420 relating to services that were initially contracted for in connection with the constructions, equipping and initial operation set up of the HEBioT facility. These services were not provided as contracted and the Company incurred costs in completing the required services. The impairment expense is the result of further claims made by the contractor that, if successful against the Company’s counterclaims, would not result in an increase in the HEBioT facility cost basis as the Company has already mitigated for those services that were not provided.

Depreciation and Amortization

Depreciation and amortization increased by $396,329 (29.3%) to $1,747,109 during the nine months ended September 30, 2020, as compared to $1,350,780 during the nine months ended September 30, 2019. This increase was primarily the result of the HEBioT facility becoming operational in the second quarter of 2019, as no depreciation and amortization was expensed while the facility was under construction. Total depreciation and amortization relating to the HEBioT facility increased by $392,067 to $1,373,004 during the nine months ended September 30, 2020, as compared to $980,937 during the nine months ended September 30, 2019.

Other Expenses

Other expenses of $3,043,045 during the nine months ended September 30, 2020 was comprised of net interest and expense, as compared to net interest expense of $2,234,891 for the nine months ended September 30, 2019, an increase of $808,154, of which $618,110 is the result of an increase in interest expense relating to the HEBioT facility, which in 2019 had capitalized the first quarter of interest as the facility was under construction at that time. Interest expense has also increased as a result of increases in amortization of deferred financing costs and accretion of debt discounts that are calculated on an effective interest method, as wells as increases resulting from compounding of interest on an increased balance of non-current interest. Other expense in 2019 also included a $562,617 gain on the sale of an affiliate investment and a $49,160 expense relating to warrant valuations.

Liquidity and Capital Resources

For the nine months ended September 30, 2020, the Company had a consolidated net loss of $(11,719,697), incurred a consolidated loss from operations of $8,676,652 and used net cash in consolidated operating activities of $7,510,689. At September 30, 2020, consolidated total stockholders’ equity amounted to $7,067,372, consolidated stockholders’ equity attributable to parent amounted to $4,912,578, and the Company had a consolidated working capital deficit of $9,460,515. While the Company had not met certain of its senior secured note’s financial covenants as of September 30, 2020, the Company has favorably renegotiated those covenants and has received a waiver for such non-compliance through September 30, 2020. Despite its current compliance under the waiver, until such time as the Company regains compliance or receives a waiver of such covenants for a year beyond the balance sheet date, under current GAAP accounting rules the senior secured notes amounting to $4,408,514 have been classified as current debt. The Company does not yet have a history of financial profitability. In March and April of 2020 the Company raised $1,560,450 through a private convertible preferred stock offering and on May 13, 2020 one of the Company’s subsidiaries was funded $421,300 through the Paycheck Protection Program. On July 27, 2020 the Company used its Shelf Registration on Form S-3 to raise gross proceeds of $8,235,500 through an underwritten public offering of 4,550,000 common shares at $1.81 per share. On August 11, 2020 the underwriter provided notice that they would be exercising their over-allotment provision of the Underwriting Agreement to purchase an additional 682,500 shares of the Company’s common stock at $1.81 per share for a gross purchase price of $1,235,325. The net proceeds to the Company of the July 27, 2020 and August 11, 2020 offerings, after underwriter’s commission and other costs amounted to $8,437,480. There is no assurance that the Company will continue to raise sufficient capital or debt to sustain operations or to pursue other strategic initiatives or that such financing will be on terms that are favorable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Impact of COVID-19 on Liquidity and Capital Resources

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and globally and more recently in the United States there has been an increase in cases reported. During October and November 2020 a resurgence in cases and hospitalizations has occurred. The Company is monitoring the near term and longer term impacts of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, and its impact on operations, financial position, cash flows, inventory, supply chains, purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. Due to the development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s operations, liquidity and financial performance will depend on certain developments, including duration, spread and reemergence of the outbreak, its impact on our customers, supply chain partners and employees, and the range of governmental and community reactions to the pandemic, which are uncertain and cannot be fully predicted at this time.

As a result of COVID-19, the implementation of the Company’s contract with Carnival Corporation (“Carnival”) had been delayed, although during the third quarter of 2020 Carnival recommenced purchasing activity with the Company making initial deliveries at the end of September 2020. As of October 31,2020, the Company has unfulfilled equipment purchase orders from Carnival amounting to approximately $2,100,000 (in addition to approximately $600,000 of shipments during October 2020). It is anticipated that many of these orders will be fulfilled during the fourth quarter of 2020. Additionally, the operations of some customers in the restaurant and hospitality industries have been temporarily interrupted due to governmental actions. For certain existing restaurant and hospitality customers, the Company has provided a deferral of recurring rental payments for a short time and have modified the rental agreements to extend the term by the period deferred. These actions placed a strain on the Company’s cash flows during the initial wave of COVID-19, resulting in the Company executing on cost controls and cash preservation practices that included reducing executive cash compensation, laying off non-essential employees, limiting expenses and disbursements, as well as extending vendor payments. It is unclear how the second wave that started in October 2020 will impact the Company.

Cash

As of September 30, 2020 and December 31, 2019, the Company had unrestricted cash balances of $4,950,112 and $1,847,526, and restricted cash balances of $3,933,586 and $3,689,426, respectively.

Borrowings and Debt

Contractual Maturities of Senior Secured, Junior Promissory, Notes Payable and Long Term Debt — As of September 30, 2020, excluding discounts and deferred finance costs, which are being amortized as interest expense, are as follow:

Year Ending December 31,	Amortizing	Non- Amortizing	Total
2020 (Remaining)	$1,061	$23,406	$24,467
2021	4,380	2,155,866	2,160,246
2022	3,821	2,717,028	2,720,849
2023	-	625,000	625,000
2024 and thereafter	-	1,044,477	1,044,477
Total	$9,262	$6,565,777	$6,575,039

Entsorga West Virginia, LLC WVEDA Solid Waste Disposal Revenue Bonds — As of September 30, 2020 the future sinking fund payments are as follow:

Year Ending December 31,	2016 Issue 2026 Series	2016 Issue 2036 Series	2018 Issue 2036 Series	Total
2020 (remaining)	$1,160,000	$-	$230,000	$1,390,000
2021	1,215,000	-	255,000	1,470,000
2022	900,000	-	275,000	1,175,000
2023	965,000	-	300,000	1,265,000
2024 and thereafter	3,295,000	17,465,000	6,940,000	27,700,000
Total	$7,535,000	$17,465,000	$8,000,000	$33,000,000

Cash Flows

Cash Flows from Operating Activities

We used $7,510,689 of cash in operating activities during the nine months ended September 30, 2020 as compared to a use of $6,017,512 during the nine months ended September 30, 2019. Our net loss during the nine months ended September 30, 2020 of $11,719,697 was reduced by non-cash expenses of $5,118,515.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 amounted to $265,122, as compared to $2,362,896 in net cash used in investing activities for the nine months ended September 30, 2019 which was primarily related to the construction of the HEBiot facility and other HEBioT projects totaling $4,619,981, offset in part by proceeds of $2,250,000 from the sale of an investment in an affiliate.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2020 amounted to $11,140,686 and is primarily the result net proceeds of $8,437,480 from an underwritten offering of common stock, net proceeds of $1,560,450 from a preferred stock issuance, $421,300 in proceeds under the Payroll Protection Act and net advances amounting to $725,000 from related parties. During the comparable 2019 period, the Company received net proceeds of $3,035,557 from a registered common stock offering, $1,772,500 from a preferred stock issuance, $1,400,000 investment by an affiliate in a consolidated subsidiary and $210,000 in advances from a related party.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the three months ended September 30, 2020.

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

It is management’s opinion that the resolution of these matters will not materially affect the Company’s future financial position, results of operations, or cash flows.

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

On July 10, 2020, 95,259 shares of the Company’s common stock were issued to its senior secured note holder at market in lieu of cash payments for $64,062 for interest and $60,000 in expenses relating to waivers and renegotiating financial covenants.

On July 10, 2020, 21,000 shares of the Company’s common stock were issued to a vendor in lieu of a cash payment of an outstanding professional services invoice.

On July 13, 2020, a Series D Convertible Preferred Stock (“Sr. D PS”) holder converted, in accordance with the terms of the Sr. D PS, 1,500 shares of Sr D PS into 55,556 shares of the Company’s common stock. In connection with the conversion, the holder was also paid accumulated dividends on the Sr. D PS through the conversion date amounting to $14,388 through the issuance of 7,994 shares of the Company’s common stock.

In July 2020, two separate holders of the Sr D PS requested, in accordance with the terms of the Sr D PS, that accumulated dividends amounting to $17,840 be paid in 9,912 shares of the Company’s common stock, which was issued on July 21, 2020.

On July 30, 2020 a Series A Redeemable Convertible Preferred Stock (“Sr. A PS”) holder converted, in accordance with the terms of the Sr. A PS, 20,000 shares of Sr. A PS into 55,556 shares of the Company’s common stock. In connection with the conversion, the holder was also paid accrued dividends on the Sr. A PS through the conversion date amounting to $7,350 through the issuance of 4,083 shares of the Company’s common stock.

On September 18, 2020, 25,000 shares of the Company’s common stock were issued to its senior secured note holder at market in lieu of cash payments for consent of the Company’s investment in East Shore Port Ventures, LLC.

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

BioHiTech Global, Inc.

November 19, 2020	By:	/s/ Anthony Fuller
	Name:	Anthony Fuller
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian C. Essman
	Name:	Brian C. Essman
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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