Form 10-K
period 2020-12-31
BIOHITECH GLOBAL, INC.
filed 2021-04-16
CIK 1590383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2020, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $34.9 million based on the closing sales price of $2.51 on the Nasdaq Capital Market. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of April 13, 2021 there were 28,057,379 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement relating to its 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

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

BioHiTech Global, Inc. and Subsidiaries (the “Company” or “we” or “BioHiTech” or “Registrant”) refers to BioHiTech Global, Inc. and its subsidiaries as a whole or to individual components thereof as applicable based upon the context in which the term is used.

ITEM I: BUSINESS

Our Business

The Company’s mission is to reduce the environmental impact of the waste management industry through the development and deployment of cost-effective technology solutions. The Company’s suite of technologies includes on-site biological processing equipment for food waste, patented processing facilities for the conversion of municipal solid waste into an E.P.A. recognized renewable fuel, and proprietary real-time data analytics tools to reduce food waste generation. These proprietary solutions may enable certain businesses and municipalities of all sizes to lower disposal costs while having a positive impact on the environment. When used individually or in combination, we believe that the Company’s solutions can reduce the carbon footprint associated with waste transportation, repurpose non-recyclable plastics, and significantly reduce landfill usage.

Revolution Series™ Digesters

The Company currently markets an aerobic digestion technology solution for the disposal of food waste at the point of generation. Its line of Revolution Series Digesters have been described as self-contained, robotic digestive systems that we believe are as easy to install as a standard dishwasher with no special electrical or plumbing requirements. Units range in size depending upon capacity, with the smallest unit approximately the size of a residential washing machine. The digesters utilize a biological process to convert food waste into a liquid that is safe to discharge down an ordinary drain. This process can result in a substantial reduction in costs for customers including restaurants, grocery stores, cruise lines and hotel/hospitality companies by eliminating the transportation and logistics costs associated with food waste disposal. The process also reduces the greenhouse gases associated with food-waste transportation and decomposition in landfills that have been linked to climate change. The Company offers its Revolution Series Digesters in several sizes targeting small to mid-sized food waste generators with both sale and rental options that are often more economical than traditional disposal methods. The Revolution Series Digesters are manufactured and assembled in the United States.

In an effort to expand the capabilities of its digesters, the Company developed a sophisticated Internet of Things (“IoT”) technology platform to provide its customers with transparency into their waste generation and operational practices. This patented process collects weight related data from the digesters to deliver real-time data that provides valuable information that when analyzed, can improve efficiency and validate corporate sustainability efforts. The Company provides its IoT platform through a SaaS (“Software as a Service”) model that is either bundled in its rental agreements or sold through a separate annual software license. Prior to the launch of its Revolution Series Digesters, the Company marketed earlier generations of its digesters under the Eco-Safe brand. These units were larger sized and typically marketed to mid- and large-sized food waste generators, including the Federal Government. The Company continues to add new capacity sizes to its line of Revolution Series Digesters to meet customer needs.

On January 30, 2020 the Company announced a purchase contract to provide its Revolution Series of Digesters to Carnival Corporation that the Company estimated with a value of $14 million over a two-year period. Leading up to that contract, the Company had been scaling its core infrastructure in anticipation of the fulfillment of that contract. As a result of COVID-19, Carnival Corporation has temporarily ceased ocean-going operations in North America and as a result of current uncertainties, the implementation of the sales and services under this contract had been delayed. The contract remains in force and purchase orders, sales and services under this contract have resumed in the second half of 2020.

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

The Company also, through a series of transactions in 2017 and 2018, acquired a controlling interest in the Nation’s first municipal waste processing facility utilizing the HEBioT technology located in Martinsburg, West Virginia (the “Martinsburg Facility”). The Martinsburg Facility, which commenced operations in 2019, is capable of processing up to 110,000 tons of mixed municipal waste annually. At full capacity, the Martinsburg Facility can achieve an estimated annual savings of over 2.3 million cubic feet of landfill space and eliminate many of the greenhouse gases associated with landfilling that waste. The Company plans to build additional HEBioT facilities in the coming years.

Combined Offering

The Company’s suite of products and services positions it as a provider of cost-effective, technology-based alternatives to traditional waste disposal in the United States. The use of the Company’s technology solutions independently or in combination, can help its customers meet sustainability goals by achieving a significant reduction in greenhouse gases associated with waste transportation and landfilling. In addition, the repurposing of municipal waste into a cleaner burning, EPA recognized, renewable fuel can further reduce potentially harmful emissions associated with traditional means of disposal. The overall reduction in carbon and other greenhouse gases that are linked to climate change that could be achieved through the utilization of the Company’s technology can serve as a model for the future of waste disposal in the United States

New Product Offering

In addition to the Company’s products focused on reducing the environmental impact of the waste management industry through the development and deployment of cost-effective technology solutions, as a result of symmetry with our customers and prospects and a new demand for post COVID environmental technologies, on May 12, 2020, the Company entered into a distribution agreement with Altapure, LLC, a technology developer and manufacturer of ultrasonic based disinfecting products, to distribute its patented line of environmentally-friendly, automated and touchless high-level disinfection sub-micron aerosol system that we believe provides a safe process and rapid kill of spores, viruses, and vegetative bacteria. The Company commenced live product demonstrations in June 2020 and recognized its first sale in October 2020.

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

Digester Marketing Strategy

The Company markets through two channels, “reseller” and “in-house” direct sales. Domestic and international resellers are granted a non-exclusive license to sell and market products and services. All resellers are required to purchase all products and consumables directly from the Company. In some cases, we also provide annual service to customers of our resellers at an additional charge.

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

Competition

There are a small number of companies that distribute products utilizing a similar aerobic digestion methodology as our Revolution Digester, but lack the technological depth of data collection, analytics and reporting. With our receiving our patent Network Connected Weight Tracking System for a Food Waste Disposal Machine, there is a barrier to competitors providing similar technology to their customers. Further, we believe that these companies do not have a competitive product to the Revolution Series of digesters based on price point, size, throughput, power and plumbing requirements and data collection, analytics and reporting.

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

The Company owns a 31% interest in AVWC. Frank E. Celli, the Company’s Chairman of the Board, also owns a 20.9% interest in AVWC. In March 2017, Mr. Celli assigned his voting rights in AVWC to the Company so that, collectively, the Company would have voting control of over 51% of AVWC. AVWC currently holds the exclusive license for the development throughout 11 northeast U.S. states and the District of Columbia of the technology known as High Efficiency Biological Treatment (“HEBioT”), which is owned by Entsorgafin S.p.A., an Italian company. AVWC has licensed its exclusive development rights to the Company.

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

Lack of Long-Term Disposal: With landfill capacity in the northeast United States diminishing, and large quantities of solid waste being exported from numerous states, many municipalities and/or private waste companies are in need of long-term disposal options. The HEBioT technology can divert up to 80% of the incoming municipal solid waste from landfills resulting in a prolonged life expectancy or a 500% capacity increase of existing landfills, as well as new long-term cost-effective disposal options for the future.

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

Employees and Human Capital Resources

As of December 31, 2020, the Company and its consolidated subsidiaries had 42 full time employees. We believe we enjoy good employee relations. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

We recognize that attracting, motivating and retaining talent is vital to our continued success. We aim to create an equitable, inclusive and empowering environment in which our employees can grow and advance their careers, with the overall goal of developing, expanding and retaining our workforce to support our current and future business goals.

Our human capital resources objectives include identifying, recruiting, retaining, and incentivizing our existing and new employees. We maintain an equity incentive plan, the principal purposes of which are to attract, retain and reward executives and personnel through the granting of equity-based compensation awards. To attract and retain talented employees, our goal is to make our company a safe and rewarding workplace, with opportunities for our employees to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between our employees.

Liquidity and Capital Resources

The Company currently generates revenues from sales and rentals of its digesters and related goods and services, and revenues from the HEBioT technologies. The Company's other known sources of capital are common and common and preferred stock offerings, proceeds from private placements, issuance of notes payable, convertible notes payable, and investments, loans and advances from related and unrelated parties and cash from future revenues.

We will require additional financing in order to execute our business expansion and development plans and we may require additional financing in order to sustain substantial future business operations for an extended period of time. Subsequent to December 31, 2020, the Company entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc., which provides for up to $25,000,000 in sales of the Company’s common stock subject to limitations under the S-3 Registration Statement to which the shares may be sold and the related prospectus supplement, which may be amended, that limits the amount raised to $11,150,000, of which the Company has raised $7,211,729 in gross proceeds through the sale of 3,416,663 shares of common stock through March 22, 2021. While the Company has a history of obtaining adequate capital and maintaining liquidity, it is actively soliciting other forms of financing but do not have any firm commitments for additional financing. Should we not be able to obtain financing when required, in the amounts necessary to execute on our plans in full, or on terms which are economically feasible we may be unable to sustain the necessary capital to pursue our strategic plan and may have to reduce the planned future growth and scope of our operations.

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

Risks Related to Pandemics

The COVID-19 coronavirus pandemic (“COVID-19”) may adversely affect our business, results of operations, financial condition, liquidity, and cash flow.

While the full impact on our business from the outbreak of COVID-19 is unknown at this time and difficult to predict, various aspects of our business have been impacted and could be adversely affected by it.

As of the date of this Form 10-K, COVID-19 continues to be a declared a pandemic by the World Health Organization, and the original form and more recent variants continue to impact, at varying levels many geographies worldwide. COVID-19 caused significant volatility in global markets, including the market price of our securities. The spread of COVID-19 caused public health officials to recommend precautions to mitigate the spread of the virus, especially as to travel and congregating in large numbers. While in the United States the vaccine is being deployed and some restrictions are being lessened, should positivity and hospitalization rates increase some of these lessened restrictions may be reversed. If the pandemic persists throughout fiscal 2021 or worsens, it could negatively impact our business operations. We continue to closely monitor the impact of the COVID-19 pandemic on all facets of our business including the impact on our employees, customers, suppliers, vendors, business partners and supply chain.

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

The HEBioT line of our business is classified as a public service in the state in which it is located and is expected to remain operating regardless of restrictions that may be imposed on other businesses in its area. The facility relies upon other entities to pick up and deliver municipal solid waste, which are also classified as public service entities, and is reliant upon customers in the cement kiln industry to purchase its solid recovered fuel. The inability to receive municipal solid waste (“MSW”) or sell it to its customers would adversely impact our financial condition and results of operations.

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

For the year ended December 31, 2020, the Company had a consolidated net loss of $15,741,839, incurred a consolidated loss from operations of $11,676,179 and used net cash in consolidated operating activities of $8,758,207. As of December 31, 2020, consolidated total stockholders’ equity amounted to $3,454,624, consolidated stockholders’ equity attributable to parent amounted to $2,313,958, and the Company had a consolidated working capital deficit of $11,607,510. While the Company had not met certain of its senior secured note’s financial covenants as of December 31, 2020, the Company had favorably renegotiated those covenants during 2020 and has received a waiver for such non-compliance through December 31, 2020. Despite its current compliance under the waiver, until such time as the Company regains compliance or receives a waiver of such covenants for a year beyond the balance sheet date, under current GAAP accounting rules the senior secured note amounting to $4,494,424 has been classified as current debt. The Company does not yet have a history of financial profitability. In March and April of 2020 the Company raised $1,560,450 through a private convertible preferred stock offering and on May 13, 2020 one of the Company’s subsidiaries was funded $421,300 through the Paycheck Protection Program. On July 27, 2020 the Company used its Shelf Registration on Form S-3 to raise gross proceeds of $8,235,500 through an underwritten public offering of 4,550,000 common shares at $1.81 per share. On August 11, 2020 the underwriter provided notice that they would be exercising their over-allotment provision of the Underwriting Agreement to purchase an additional 682,500 shares of the Company’s common stock at $1.81 per share for a gross purchase price of $1,235,325. The net proceeds to the Company of the July 27, 2020 and August 11, 2020 offerings, after underwriter’s commission and other costs amounted to $8,437,480. Subsequent to December 31, 2020, the Company entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc., which provides for up to $25,000,000 in sales of the Company’s common stock subject to limitations under the S-3 Registration Statement to which the shares may be sold and the related prospectus supplement, which may be amended, that limits the amount raised to $11,150,000, of which the Company has raised $7,211,729 in gross proceeds from the sale of 3,416,663 shares of common stock through March 22, 2021. There is no assurance that the Company will continue to raise sufficient capital or debt to sustain operations or to pursue other strategic initiatives or that such financing will be on terms that are favorable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Historically, lenders to the Company with financial covenants have waived certain non-compliance and while they have consistently provided waivers, there is no assurance that such lenders will continue to waive non-compliance in the future.

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

In connection with the MBT line of business, there is competition from other landfills, including large, out-of-state landfills to secure municipal solid waste (“MSW”) feedstock. Such facilities may legally drop prices to maintain market share forcing the Company to compete on price for feedstock delivered by suppliers, which may cause a negative impact to the anticipated financial performance of the projects and may result in an impairment of such projects.

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

Our success is, to a certain extent, attributable to the management, sales and marketing, and operational and technical expertise of certain key personnel. Anthony Fuller, our Chief Executive Officer, Robert Joyce, our Chief Operating Officer and Brian C. Essman, our Chief Financial Officer, perform key functions in the operation of our business. The loss of any of these could have a material adverse effect upon our business, financial condition, and results of operations. If we lose the services of any senior management, we may not be able to locate suitable or qualified replacements and may incur additional expenses to recruit and train new personnel, which could severely disrupt our business and prospects.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of December 31, 2020. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of December 31, 2020. A material weakness is a deficiency, or a combination of deficiencies, in internal control such that there is a reasonable possibility that a material misstatement of our company's financial statements will not be prevented, or detected and corrected on a timely basis. Based on their evaluations, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of our limited operations we have a small number of employees which prohibits a segregation of duties. As we grow and expand our operations, we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

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

In connection with the MBT line of business, the Company will have to maintain or acquire specialized permits and have regulatory approvals from various state and local regulatory authorities for their operations or the construction of facilities. This permitting process may involve initial denials of permits that are appealed. The failure of having such may delay, or prevent the construction or operation of the planned MBT facilities, which would also impair the capitalized MBT facility development and license costs associated with such projects. In addition, there are significant risks related to the construction of a specialized facility. These risks may delay, postpone or cause a negative impact to the anticipated financial performance of the projects.

Risks Related to Securities Markets and Investments in Our Securities

General securities market uncertainties resulting from COVID-19.

At the outset of COVID-19 the U.S. and worldwide national securities markets underwent unprecedented stress due to the uncertainties of COVID-19 and the resulting reactions and outcomes of government, business and the general population. These uncertainties resulted in declines in market sectors, increases in volumes due to flight to safety and governmental actions to support the markets. While in the United States the vaccine is being deployed and some restrictions are being lessened, should positivity and hospitalization rates increase some of these lessened restrictions may be reversed and could cause disruption in the capital markets. Should we not be able to obtain financing when required, in the amounts necessary to execute on our plans in full, or on terms which are economically feasible we may be unable to sustain the necessary capital to pursue our strategic plan and may have to reduce the planned future growth and scope of our operations.

Our executive officers and certain stockholders possess significant voting power, and through this ownership, could influence our Company and our corporate actions.

Our current executive officers, directors and their affiliates, hold approximately 17% of the voting power of the outstanding common shares as of the date of December 31, 2020. These officers, directors, affiliates and certain stockholders may have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. As such, our executive officers have significant influence to prevent or cause a change in control; therefore, without their consent we could be prevented from entering into transactions that could be beneficial to us. The interests of our executive officers and certain shareholders may give rise to a conflict of interest with the Company and the Company’s stockholders. For additional details concerning voting power please refer to the section below entitled “Description of Securities.”

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

The trading volume of our Common Stock may be limited and sporadic. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they may tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares of Common Stock until such time as we became more seasoned and viable. As a consequence, there may be periods when trading activity in our shares is minimal, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

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

Sales of our currently issued and outstanding Common Stock may become freely tradable pursuant to Rule 144 and may dilute the market for your shares and have a depressive effect on the price of the shares of our common stock.

Approximately 30% of the outstanding shares of Common Stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”) (“Rule 144”). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that a non-affiliate who has held restricted securities for a period of at least six months may sell their shares of Common Stock. Under Rule 144, affiliates who have held restricted securities for a period of at least six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of Common Stock or the average weekly trading volume during the four calendar weeks prior to the sale. A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of Common Stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

If we issue additional shares or derivative securities in the future, it may result in the dilution of our existing stockholders.

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

We have not declared any Common Stock dividends in the past, and we do not intend to distribute cash dividends in the near future. The declaration, payment and amount of any future Common Stock dividends will be made at the discretion of the board of directors and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

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

The Company currently leases its corporate headquarters and warehouse in Chestnut Ridge, NY. We believe that our current headquarters and warehouse facility are sufficient in size for current and future operations. The current leases for the headquarters and warehouse expire in 2025.

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

The number of record holders of our common stock as of December 31, 2020, was approximately 56 based on information received from our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name with a brokerage firm or other fiduciary.

(c)	Dividends

We have not paid or declared any cash dividends on our common stock, and we do not anticipate paying dividends on our common stock for the foreseeable future. During the year ended December 31, 2020 the Company paid $14,388 in preferred stock dividends in connection with the conversion of the underlying shares into shares of common stock.

(d)	Securities authorized for issuance under equity compensation plans

The information set forth under Item 5(d) is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2021 Annual Meeting of Shareholders.

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

From May 10, 2019 through June 28, 2019, the Company sold units (the “Units”) in the aggregate offering amount of $1,885,000, comprised of 1,000 Shares of the Company’s Series D Convertible Preferred Stock (the “Series D Preferred Shares”) and warrants (the “Warrants”) to purchase a number of shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), up to such 50% of the number of shares of Common Stock issuable upon conversion of the Series D Preferred Shares at an exercise price of $3.50 per share of Common Stock. Each share of Series D Preferred Shares has a stated value of $100.00 and is convertible into shares of Common Stock at the price of $3.50 per share based on the stated value of the Series D Preferred being converted. The Series D Preferred Shares has usual dividends at the rate of 9% payable annually in arrears in cash or, at the Company’s option, in Common Stock based upon the then in effect conversion price. The Series D Preferred Shares also have an alternative dividend provision based upon the cash flow distributed to the parent from the Company’s next HEBioT facility, excluding the Company’s plant in Martinsburg, West Virginia, (“the Next Facility”) based upon the Series D Preferred Shares proportional investment in the facility. The Series D Preferred Shares also has an alternative conversion based upon a multiple of the annualized EBITDA of the Next Facility converted at the higher of the conversion rate in effect or the market price of the Company’s common stock if higher. The Company paid placement agent fees of $97,500 and $15,000 in cash to Network 1 Financial Securities, Inc. and ViewTrade Securities Inc., respectively.

On September 6, 2019, 18,000 shares of the Company’s Series A Convertible Preferred Stock were converted for 50,000 shares of Common Stock.

From September 26, 2019 through March 10, 2020, in a series of transactions $225,000 of accrued dividends of Series A Convertible Preferred Stock were paid for with 125,000 shares of Common Stock.

Between March 9, 2020 and April 6, 2020, the Company sold $1,565,000 of the Series F Redeemable, Convertible Preferred Stock (the “Series F Shares”) and warrants to purchase 186,347 shares of Common Stock. The Series F Shares are convertible by the holder at any time at a conversion rate of $2.10, subject to certain antidilution adjustments and is redeemable by the Company after 24 months at its stated value, plus any outstanding accrued or accumulated dividends for cash, or if the Company’s common stock is trading over $3.00 per share and has daily trading volume of over 50,000 shares, for the Registrant’s common stock at the conversion rate in effect at the time. In connection with the offering of the Series F Preferred Stock, the Registrant also issued warrants that expire in five years to acquire the Registrant’s common stock at $2.30 per share. The Series F Shares will also accumulate dividends at the rate of nine percent (9%) per annum, payable in semi-annual installments of cash, provided such cash payment is permitted, or at the option of the Purchaser, in shares of Common Stock at the Conversion Price. In addition, the Series F Shares, plus any accrued and unpaid dividends, may be converted at any time by the Investors into Common Stock at the Conversion Price.

On January 8, 2021, the Company issued 75,000 restricted Common Stock shares to a vendor at the market rate during the course of the service period in accordance with the fee agreement between the vendor and the Company for services rendered.

On January 25, 2021, one holder of the Company’s Series D preferred stock converted their shares and was paid the conversion shares and related accumulated dividends, totaling 22,375 Common Stock shares at $1.80 per share.

On February 10, 2021, seven holders of the Company’s Series A and Series D preferred stock converted their shares and were paid the conversion shares, totaling 527,780 Common Stock shares at $1.80 per share.

On February 11, 2021, one warrant holder exercised their warrant and received 102,249 Common Stock shares in accordance with the warrant agreement.

On February 12, 2021, one warrant holder exercised their warrant and received 46,222 Common Stock shares in accordance with the warrant agreement.

On February 16, 2021, three holders of the Company’s Series D preferred stock converted their shares and were paid the conversion shares, totaling 97,223 Common Stock shares at $1.80 per share.

On February 19, 2021, the Company paid accumulated dividends to thirty-eight holders of the Company’s Series A, C, D and F preferred stock shares. 260,669 shares of the Company’s Common Stock shares were issued at a price range of $1.80 to $1.81 in accordance with the underlying certificates of designation.

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

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

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

Company Overview

The Company’s mission is to reduce the environmental impact of the waste management industry through the development and deployment of cost-effective technology solutions. The Company’s suite of technologies includes on-site biological processing equipment for food waste, patented processing facilities for the conversion of municipal solid waste into an E.P.A. recognized renewable fuel, and proprietary real-time data analytics tools to reduce food waste generation. These proprietary solutions may enable certain businesses and municipalities of all sizes to lower disposal costs while having a positive impact on the environment. When used individually or in combination, we believe that the Company’s solutions can reduce the carbon footprint associated with waste transportation, repurpose non-recyclable plastics, and significantly reduce landfill usage.

Revolution Series™ Digesters

The Company currently markets an aerobic digestion technology solution for the disposal of food waste at the point of generation. Its line of Revolution Series Digesters have been described as self-contained, robotic digestive systems that we believe are as easy to install as a standard dishwasher with no special electrical or plumbing requirements. Units range in size depending upon capacity, with the smallest unit approximately the size of a residential washing machine. The digesters utilize a biological process to convert food waste into a liquid that is safe to discharge down an ordinary drain. This process can result in a substantial reduction in costs for customers including restaurants, grocery stores, cruise lines and hotel/hospitality companies by eliminating the transportation and logistics costs associated with food waste disposal. The process also reduces the greenhouse gases associated with food-waste transportation and decomposition in landfills that have been linked to climate change. The Company offers its Revolution Series Digesters in several sizes targeting small to mid-sized food waste generators with both sale and rental options that are often more economical than traditional disposal methods. The Revolution Series Digesters are manufactured and assembled in the United States.

In an effort to expand the capabilities of its digesters, the Company developed a sophisticated Internet of Things (“IoT”) technology platform to provide its customers with transparency into their waste generation and operational practices. This patented process collects weight related data from the digesters to deliver real-time data that provides valuable information that when analyzed, can improve efficiency and validate corporate sustainability efforts. The Company provides its IoT platform through a SaaS (“Software as a Service”) model that is either bundled in its rental agreements or sold through a separate annual software license. Prior to the launch of its Revolution Series Digesters, the Company marketed earlier generations of its digesters under the Eco-Safe brand. These units were larger sized and typically marketed to mid- and large-sized food waste generators, including the Federal Government. The Company continues to add new capacity sizes to its line of Revolution Series Digesters to meet customer needs.

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

The Company also, through a series of transactions in 2017 and 2018, acquired a controlling interest in the Nation’s first municipal waste processing facility utilizing the HEBioT technology located in Martinsburg, West Virginia (the “Martinsburg Facility”). The Martinsburg Facility, which commenced operations in 2019, is capable of processing up to 110,000 tons of mixed municipal waste annually. At full capacity, the Martinsburg Facility can achieve an estimated annual savings of over 2.3 million cubic feet of landfill space and eliminate many of the greenhouse gases associated with landfilling that waste. The Company plans to build additional HEBioT facilities in the coming years.

Combined Offering

The Company’s suite of products and services positions it as a provider of cost-effective, technology-based alternatives to traditional waste disposal in the United States. The use of the Company’s technology solutions independently or in combination, can help its customers meet sustainability goals by achieving a significant reduction in greenhouse gases associated with waste transportation and landfilling. In addition, the repurposing of municipal waste into a cleaner burning, EPA recognized, renewable fuel can further reduce potentially harmful emissions associated with traditional means of disposal. The overall reduction in carbon and other greenhouse gases that are linked to climate change that could be achieved through the utilization of the Company’s technology can serve as a model for the future of waste disposal in the United States.

New Product Offering

In addition to the Company’s products focused on reducing the environmental impact of the waste management industry through the development and deployment of cost-effective technology solutions, as a result of symmetry with our customers and prospects and a new demand for post COVID environmental technologies, on May 12, 2020, the Company entered into a distribution agreement with Altapure, LLC, a technology developer and manufacturer of ultrasonic based disinfecting products, to distribute its patented line of environmentally-friendly, automated and touchless high-level disinfection sub-micron aerosol system that we believe provides a safe process and rapid kill of spores, viruses, and vegetative bacteria. The Company commenced live product demonstrations in June 2020 and recognized its first sale in October 2020.

Results of operations for the year ended December 31, 2020

compared to the year ended December 31, 2019

	Year ended December 31,
	Digester and Corporate			HEBioT			Total
	2020	2019	Change	2020	2019	Change	2020	2019	Change
Revenue
HEBioT	-	-	-	$1,878,107	$1,111,071	$767,036	$1,878,107	$1,111,071	$767,036
Rental, services and maintenance	$1,607,519	$1,946,597	$(339,078)	-	-	-	1,607,519	1,946,597	(339,078)
Equipment sales	2,268,647	186,780	2,081,867	-	-	-	2,268,647	186,780	2,081,867
Management and advisory fees and other	124,380	975,000	(850,620)	-	-	-	124,380	975,000	(850,620)
Total Revenue	4,000,546	3,108,377	892,169	1,878,107	1,111,071	767,036	5,878,653	4,219,448	1,659,205
Operating Expenses
HEBioT	-	-	-	3,571,314	2,064,139	1,507,175	3,571,314	2,064,139	1,507,175
Rental, services and maintenance	856,751	784,291	72,460	-	-	-	856,751	784,291	72,460
Equipment sales	1,224,185	113,063	1,111,122	-	-	-	1,224,185	113,063	1,111,122
Selling, general and administrative	6,387,587	6,097,817	289,770	2,232,542	965,874	1,266,668	8,620,129	7,063,691	1,556,438
Impairment	-	-	-	975,420	-	975,420	975,420	-	975,420
Depreciation and amortization	496,645	495,709	936	1,810,388	1,233,769	576,619	2,307,033	1,729,478	577,555
Total operating expenses	8,965,168	7,490,880	1,474,288	8,589,664	4,263,782	4,325,882	17,554,832	11,754,662	5,800,170
Loss from operations	(4,964,622)	(4,382,503)	(582,119)	(6,711,557)	(3,152,711)	(3,558,846)	(11,676,179)	(7,535,214)	(4,140,965)
Other expenses, net	1,439,865	688,621	751,244	2,625,795	2,056,226	569,569	4,065,660	2,744,847	1,320,813
Net loss	$(6,404,487)	$(5,071,124)	$(1,333,363)	$(9,337,352)	$(5,208,937)	$(4,128,415)	$(15,741,839)	$(10,280,061)	$(5,461,778)

Digester and Corporate

2020 was a challenging year that was impacted by COVID-19. As the Company’s digester business has had significant revenues from restaurants, hospitality and other commercial food waste generators that were impacted by governmental restrictions that are now beginning to be lifted, our historical business was a challenge. Early in 2020, the Company announced a digester sales contract with Carnival Cruise Lines that was originally anticipated to commence in the second quarter of 2020, but due to the shutdown of the cruise industry, sales only commenced at the end of the third quarter of 2020 and have expanded forward from there. Total equipment sales in the third quarter of 2020 amounted to $293,876, while the sales in the fourth quarter of 2020 increased to $1,651,655, 5.6 times the third quarter amount and greater than each year’s annual equipment sales since the Company went public in 2015. Overall, the contribution from digester sales, rental, service and maintenance amounted to $1,795,230 for the year ended December 31, 2020, a $559,207 (45.2%) increase from 2019. This increase in contribution was offset by the $850,620 decrease in management fees as Gold Medal and the Company wound down the agreement.

Selling, general and administrative expenses increased to $6,387,587, a $289,770 (4.8%) increase for the year ended December 31, 2020 as compared to 2019. The composition of the selling, general and administrative expenses are as follows for the years ending December 31:

	2020	2019	Change
Staffing	$2,610,090	$3,005,045	$(394,955)
Stock based Compensation	1,475,961	1,083,789	392,172
Professional fees	1,104,062	751,523	352,539
Other expenses	459,653	392,298	67,355
Other costs	737,821	865,162	(127,341)
Total selling, general and administrative	$6,387,587	$6,097,817	$289,770

Staffing expenses decreased to $4,086,052 for the year ended December 31, 2020 and was comprised of $1,475,961 in stock based compensation for the year ended December 31, 2020, as compared to $1,083,789 for the year ended December 31, 2019. The non-stock based compensation, which also included severance of $225,631 related to re-aligning the corporate staff, decreased for the year ended December 31, 2020 by $394,955 from 2019.

Professional fees are comprised of the following for the years ending December 31:

	2020	2019	Change
Accounting	$387,359	$431,636	$(44,277)
Investor relations & banking	334,225	163,506	170,719
Legal	245,661	173,866	71,795
Marketing	136,817	(17,485)	154,302
Total Professional fees	$1,104,062	$751,523	$352,539

Accounting fees decreased during the year ended December 31, 2020 by $44,277 (10.3%) as compared to the year ended December 31, 2019 as the result of a reduction in special tax services and reduced complex transactions. Investor relations and banking increased by $170,719 (104.4%) as compared to the year ended December 31, 2019 due to costs associated with the Altapure distributorship transaction and other investment banking activities. Legal fees increased by $71,795 (41.3%) during the year ended December 31, 2020 due to capital raising, acquisition, HEBioT siting and personnel related activities. Marketing fees increased during the year ended December 31, 2020 by $154,302 as compared to the year ended December 31, 2019 due to an increase in digital optimization of various social media platforms, as well as due to 2019 including a $44,500 reduction in marketing professional fees due to a favorable resolution to a litigation matter that had been expensed to marketing professional fees prior to 2019.

The loss from operations increased to $4,964,622, a $582,119 (13.3%) increase primarily to the $850,620 decrease in management fee revenue offset by the $559,207 increase in contribution from the digester business, decreased by the $289,770 increase in selling general and administrative expenses.

HEBioT Facility

The HEBioT business was also impacted by COVID-19, but in ways different from the digester business. On the intake side of the business, the creation, transportation and disposal of municipal solid waste continued, although the primary offtake SRF customer was negatively impacted by the demand for its product – cement. This resulted in that customer reducing production and closing the facility off and on during the year. This in-turn resulted in the HEBioT plant not being able to receive incoming municipal waste as there was not adequate secondary sources to deliver the SRF to. In addition to the customer driven pressures the facility was recovering early in the year from a fire that had halted full production for an extended period and as a result of turning the plant over to production prior to its commissioning being completed 100%, there were mechanical and technological failures that also contributed to unplanned down time. The unplanned down times and closures resulted in an interruption of the normal supply chain deliveries of municipal solid waste. In the second half of 2020, the Company replaced its contracted management team with another team, who spend much of the second half of 2020 re-commissioning the plant, developing improved maintenance protocols and improved fire watch procedures to minimize the potential for recurring maintenance and fire related interruptions. While the plant was generally operational, sometimes at low levels, for much of 2020, the growth in revenues of $767,036 (69.0%) to $1,878,107, which is well below its operational capacity and as much of the facility is a relatively fixed cost base, combined with: added maintenance and repair costs relating to the re-commissioning and fire recovery, an impairment charge of $917,420 resulting from claims relating to the facility, a goodwill impairment charge of $58,000, and a $1,266,668 increase in selling, general and administrative expenses resulting from increased activities, an increase in insurance costs and a state imposed waste generation tax, and a one-time settlement amounting to $646,196 with one of its non-controlling investors relating to previous claimed charges and services, the plant sustained an operational loss of $6,711,557, an increase of over 100%. Net loss was further increased due to a $569,569 increase in other expenses, net, primarily driven by an increase in interest expense related to having a full year of interest in 2020, while only nine months in 2019 as the plant was not commissioned until March 31, 2019 and interest prior to commissioning was capitalized.

Consolidated

Total revenue increased by 39.3% ($1,659,205) for the year ended December 31, 2020 due to a $2,081,867 increase in equipment sales that were primarily driven by digester sales to Carnival Cruise Lines and a $767,036 increase in HEBioT revenues offset by a $339,078 decrease in rental, services and maintenance that was impacted by COVID-19 and a $850,620 decrease in management fees and other resulting from the wind-down of the executive services provided to Gold Medal Group.

Total operating expenses before depreciation and amortization increased by 52.1% ($5,222,615), which were driven by $975,420 impairment expenses relating to the HEBioT facility and its goodwill and a $646,196 settlement related to HEBioT expenses relating to services previously provided by a non-controlling investor, and increase in HEBioT direct costs of $1,507,175 resulting from a full year of operations and high maintenance and repairs, an increase of $910,242 in selling, general and administrative, excluding the $646,196 settlement, ($289,770 from Digester and Corporate and $620,472 from HEBioT) and an increase in equipment sales costs of $1,111,122 related to the increase in equipment sales that also resulted in an increase in the contribution margin from 39% in 2019 to 46% in 2020. Depreciation and amortization increased by $577,555 primarily due to the HEBioT facility operating for a full year in 2020, as compared to 9 months in 2019.

The loss from operations increased by 55.0% ($4,140,965) due to a 13.3% increase at Digester and Corporate and a 112.9% increase at the HEBioT facility.

Other expenses, net increased 48.1% primarily due to the 2019 amounts including an offsetting gain of $562,617 on the sale of an affiliate and a $569,569 increase at the HEBioT plant due primarily to interest for a full year in 2020, as compared to 9 months in 2019, as the plant was under construction through March 31, 2019.

For the years ended December 31, 2020 and 2019 there was no net provision for income tax due to the losses incurred and management’s evaluation of the recovery of the tax asset resulting in net operating loss carryforward. As of December 31, 2020 and 2019, the Company had net operating loss carryforwards of approximately $39,889,000 and $30,385,000, respectively, available to reduce future federal taxes. The federal net operating losses of approximately $14,266,000, generated in tax years beginning before January 1, 2018, will begin to expire in 2036 if not utilized. The balance of the net operating losses, approximately $25,623,000, do not expire, and is subject to an 80% taxable income annual limitation. In addition, as of December 31, 2020 and 2019, the Company had NOL carryforwards of approximately $28,417,000 and $20,105,000 available to reduce state taxable income that expire through 2040.

Pursuant to Section 382 of the Internal Revenue Code, or IRC, annual use of the Company’s net operating losses (NOL) carryforwards may be limited or eliminated in the event a cumulative change in ownership of more than 50% occurs within a three-year period. Thus these carryforwards could be subject to certain limitations in the event that there is a change in control of the company pursuant to IRC 382, though the Company has not performed a study to determine if the loss carryforwards are subject to these limitations. If additional changes in ownership occur after year end, NOL carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation reserve.

Net loss increased by 53.1% (26.3% at Digester and Corporate and 79.3% at HEBioT).

Liquidity and Capital Resources

The Company currently generates revenues from sales and rentals of its digesters and related goods and services, and revenues from the HEBioT technologies. The Company's other known sources of capital are common and common and preferred stock offerings, proceeds from private placements, issuance of notes payable, convertible notes payable, and investments, loans and advances from related and unrelated parties and cash from future revenues.

We will require additional financing in order to execute our business expansion and development plans and we may require additional financing in order to sustain substantial future business operations for an extended period of time. Subsequent to December 31, 2020, the Company entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc., which provides for up to $25,000,000 in sales of the Company’s common stock subject to limitations under the S-3 Registration Statement to which the shares may be sold and the related prospectus supplement, which may be amended, that limits the amount raised to $11,150,000, of which the Company has raised $7,211,729 in gross proceeds from the sales of 3,416,663 shares of common stock through March 22, 2021. While the Company has a history of obtaining adequate capital and maintaining liquidity, it is actively soliciting other forms of financing but do not have any firm commitments for additional financing. Should we not be able to obtain financing when required, in the amounts necessary to execute on our plans in full, or on terms which are economically feasible we may be unable to sustain the necessary capital to pursue our strategic plan and may have to reduce the planned future growth and scope of our operations.

Cash

As of December 31, 2020 and December 31, 2019, the Company had unrestricted cash balances of $2,403,859 and $1,847,526, respectively.

Borrowings and Debt

The table below presents borrowings as of December 31, 2020 at net carrying amount and at face amount as due at their future maturities.

	(Carrying Amount)	Face Amount Due in:
	December 31, 2020	2021	2022	2023	2024	2025 and thereafter	Total
Line of credit	$1,498,975	$1,500,000	$-	$-	$-	$-	$1,500,000
Advance from related party	935,000	935,000	-	-	-	-	935,000
Notes payable	100,000	-	100,000	-	-	-	100,000
Junior note	971,426	-	-	-	1,044,477	-	1,044,477
Senior note payable	4,494,424	1,875,000	2,500,000	625,000	-	-	5,000,000
West Virginia EDA Bond	31,336,359	2,860,000	1.175,000	1,265,000	1,360,000	26,340,000	33,000,000
Payroll Protection Program Loan	421,300	327,678	93,622	-	-	-	421,300
Vehicle loans	8,200	4,380	3,820	-	-	-	8,200
Total	$39,765,684	$7,502,058	$3,872,442	$1,890,000	$2,404,477	$26,340,000	$42,008,977

Cash Flows

Cash flows used in operating activities — We used $8,758,207 of cash in operating activities during the year ended December 31, 2020, an increase of $1,623,607 over $7,134,600 of cash used in operating activities during the year ended December 31, 2019. Our net loss for the year ended December 31, 2020 of $15,741,839 was reduced by $5,869,787 of non-cash operating income and expenses resulting in $9,872,052 of operational cash usage before changes in operational assets and liabilities, as compared to operational cash usage before changes in operating assets and liabilities of $7,005,821 for the year ended December 31, 2019. This increase in in usage before changes in operational assets and liabilities was primarily driven by the increased net loss in 2020.

Cash flows used in investing activities — We used $1,016,650 of cash in investing activities during the year ended December 31, 2020, a decrease of $1,862,735 from $2,879,385 of cash used in investing activities during the year ended December 31, 2020. The decrease in usage is primarily due to a $4,887,626 decrease in capex spending offset by a $650,000 investment in East Short Port Ventures in 2020, as compared to proceeds of $2,250,000 from the sale of an investment in 2019.

Cash flows from financing activities — Cash flows from financing activities amounted to $11,139,625 during the year ended December 31, 2020, an increase of $4,792,884 from $6,346,741of cash flows from investing activities during the year ended December 31, 2019. This increase was primarily due to an increase in cash flows from the issuance of common stock shares of $5,401,923 offset by a $1,400,000 decrease in investments in subsidiaries by non-controlling interests, supplemented by a $421,300 Payroll Protection Program loan and an increase of advances from related party of $515,000 in 2020.

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

Long-Lived Assets — The Company assesses its long-lived assets, including definite-lived intangible assets, plant, property and equipment, which are held and used in our operations for impairment if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The amortization method and estimated period of useful life of definite-lived intangible assets are reviewed annually, or more frequently if events or changes in circumstances. We recognize impairment when the estimated undiscounted cash flow generated by those assets is less than the carrying amount of such assets. The amount of impairment is the excess of the carrying amount over the fair value of such assets.

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

Recently Issued Accounting Standards

The Company has not implemented any recent accounting pronouncements during the year ended December 31, 2020.

The Company has not implemented the following accounting standards:

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2020, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended and determined there to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Because of our limited operations, we have a small number of employees which prohibits a segregation of duties, which results in a material weakness over disclosure controls and procedures, as well as internal control over financial reporting. During 2020 the Company did not have access to sufficient resources within the accounting function, which restricted the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. We expect to add additional resources as we grow and expand our overall operations. However, there can be no assurance that our operations will expand.

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

ITEM 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth under Item 10 is incorporated herein by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2021 Annual Meeting of Shareholders.

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

Item 11. Executive Compensation

The information set forth under Item 11 is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2021 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information set forth under Item 12 is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2021 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under Item 13 is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 121 days after the end of our fiscal year covered by this Form 10-K with respect to our 2020 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information set forth under Item 14 is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2021 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS

Number	Description

2.1	Agreement of Merger and Plan of Reorganization between Swift Start Corp., BioHiTech Global, Inc. and Bio Hi Tech America, LLC, dated August 6, 2015 (previously filed as Exhibit 2.1 of the Current Report on Form 8-K filed on August 11, 2015 and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation of BioHiTech Global, Inc., dated August 6, 2015 (previously filed as Exhibit 3.1 of the Current Report on Form 8-K filed on August 11, 2015 and incorporated herein by reference).
3.2	Certificate of Amendment to Certificate of Incorporation of BioHiTech Global, Inc., dated June 12, 2017 (previously filed as Exhibit 3.1 of the Current Report on Form 8-K filed on June 15, 2017 and incorporated herein by reference).
3.3	Bylaws (previously filed as Exhibit 3.2 of the Registration Statement on Form S-1 filed on November 7, 2013 and incorporated herein by reference).
3.4	Certificate of Formation of Bio Hi Tech America, LLC (previously filed as Exhibit 3.3 of the Current Report on Form 8-K filed on August 11, 2015 and incorporated herein by reference).
3.5	Second Amended and Restated Operating Agreement of Bio Hi Tech America, LLC (previously filed as Exhibit 3.4 of the Current Report on Form 8-K filed on August 11, 2015 and incorporated herein by reference).
4.1	2015 Equity Incentive Plan (previously filed as Exhibit 4.1 of the Annual Report on Form 10-K filed on March 29, 2016 and incorporated herein by reference).
4.2	2017 Executive Equity Incentive Plan (previously filed as Appendix A to the Proxy Statement filed on May 15, 2017 and incorporated herein by reference).
4.3	Specimen stock certificate for common stock (previously filed as Exhibit 4.1 to the Registration Statement on Form S-8 filed on June 11, 2018 and incorporated herein by reference).
4.4	Certificate of Designation of Series A Convertible Preferred Stock (previously filed as Exhibit 4.1 of the Current Report on Form 8-K filed on November 3, 2017 and incorporated herein by reference).
4.5	Certificate of Designation of Series B Convertible Preferred Stock (previously filed as Exhibit 4.1 of the Current Report on Form 8-K filed on January 4, 2018 and incorporated herein by reference).
4.6	Certificate of Designation of Series C Convertible Preferred Stock (previously filed as Exhibit 10.4 of the Current Report on Form 8-K filed on February 6, 2018 and incorporated herein by reference).
4.7	Certificate of Designation of Series E Convertible Preferred Stock (previously filed as Exhibit 4.1 of the Current Report on Form 8-K filed on December 18, 2018 and incorporated herein by reference).
4.8	Certificate of Designation of Series D Convertible Preferred Stock (previously filed as Exhibit 4.8 of the Quarterly Report on Form 10-Q filed on May 15, 2019 and incorporated herein by reference).
4.9	Certificate of Amendment of Certificate of Designation of Series D Convertible Preferred Stock (previously filed as Exhibit 4.9 of the Quarterly Report on Form 10-Q filed on May 15, 2019 and incorporated herein by reference).
4.10	Certificate of Designation of Series F Redeemable, Convertible Preferred Stock of BioHiTech Global, Inc. (previously filed as Exhibit 4.1 on the Current Report on Form 8-K filed March 18, 2020 and incorporated herein by reference).
4.11	Form of Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 23, 2020)
10.1	Form of Securities Purchase Agreement (previously filed as Exhibit 10.1 of the Current Report on Form 8-K filed on April 4, 2017 and incorporated herein by reference).
10.2	Form of Convertible Note (previously filed as Exhibit 4.1 of the Current Report on Form 8-K filed on August 2, 2016 and incorporated herein by reference).
10.3	Form of Convertible Promissory Note (previously filed on Exhibit 10.1 of the Current Report on Form 8-K filed on October 6, 2016 and incorporated herein by reference).
10.4	Form of Warrant (previously filed on Exhibit 10.1 of the Current Report on Form 8-K filed on October 6, 2016 and incorporated herein by reference).
10.5	Form of Convertible Promissory Note (previously filed as Exhibit 10.2 of the Current Report on Form 8-K filed on April 4, 2017 and incorporated herein by reference).
10.6	Form of Warrant (previously filed as Exhibit 10.3 of the Current Report on Form 8-K filed on April 4, 2017 and incorporated herein by reference).
10.7	Form of Convertible Promissory Note (previously filed as Exhibit 10.2 of the Current Report on Form 8-K filed on May 26, 2017 and incorporated herein by reference).

10.8	Form of Warrant (previously filed as Exhibit 10.3 of the Current Report on Form 8-K filed on May 26, 2017 and incorporated herein by reference).
10.9	Form of Convertible Promissory Note (previously filed as Exhibit 10.2 of the Current Report on Form 8-K filed on July 12, 2017 and incorporated herein by reference).
10.10	Form of Warrant (previously filed as Exhibit 10.3 of the Current Report on Form 8-K filed on July 12, 2017 and incorporated herein by reference).
10.11	Technology License Agreement between BioHiTech Global, Inc., E.N.A. Renewables LLC and Entsorgafin S.P.A., dated November 1, 2017 (previously filed as Exhibit 10.1 of the Current Report on Form 8-K filed on November 2, 2017 and incorporated herein by reference).
10.12	Registration Rights Agreement between BioHiTech Global, Inc., E.N.A. Renewables LLC and Entsorgafin S.p.A., dated November 1, 2017 (previously filed as Exhibit 10.2 of the Current Report on Form 8-K filed on November 2, 2017 and incorporated herein by reference).
10.13	Form of Warrant (previously filed as Exhibit 4.2 of the Current Report on Form 8-K filed on January 4, 2018 and incorporated herein by reference).
10.14	Membership Interest Purchase Agreement for Gold Medal Group, LLC, dated January 25, 2018 (previously filed as Exhibit 10.1 of the Current Report on Form 8-K filed on January 30, 2018 and incorporated herein by reference).
10.15	Note Purchase and Security Agreement between the Company and Michaelson Capital Special Finance Fund II, L.P., dated February 2, 2018 (previously filed as Exhibit 10.1 of the Current Report on Form 8-K filed on February 6, 2018 and incorporated herein by reference).
10.16	Senior Secured Term Note in favor of Michaelson Capital Special Finance Fund II, L.P., dated February 2, 2018 (previously filed as Exhibit 10.2 of the Current Report on Form 8-K filed on February 6, 2018 and incorporated herein by reference).
10.17	Securities Exchange and Note Purchase Agreement between the Company and Frank E. Celli, dated February 2, 2018 (previously filed as Exhibit 10.3 of the Current Report on Form 8-K filed on February 6, 2018 and incorporated herein by reference).
10.18	Junior Promissory Note in favor of Frank E. Celli, dated February 2, 2018 (previously filed as Exhibit 10.5 of the Current Report on Form 8-K filed on February 6, 2018 and incorporated herein by reference).
10.19	Credit Agreement between Comerica Bank and BHT Financial, LLC, dated February 2, 2018 (previously filed as Exhibit 10.1 of the Current Report on Form 8-K filed on February 8, 2018 and incorporated herein by reference).
10.20	Master Revolving Note in favor of Comerica Bank, dated February 2, 2018 (previously filed as Exhibit 10.2 of the Current Report on Form 8-K filed on February 8, 2018 and incorporated herein by reference).
10.21	First Amendment to Original Issue Discount Convertible Promissory Note between the Company and holders of the Series C Original Issue Discount Convertible Promissory Notes, dated February 2, 2018 (previously filed as Exhibit 10.3 of the Current Report on Form 8-K filed on February 8, 2018 and incorporated herein by reference).
10.22	Common Stock Purchase Warrant in favor of the holders of the Series C Original Issue Discount Convertible Promissory Notes dated February 2, 2018 (previously filed as Exhibit 10.4 of the Current Report on Form 8-K filed on February 8, 2018 and incorporated herein by reference).
10.23	Membership Interest Purchase and Sale Agreement between the Company, Entsorga USA, Inc. and Entsorga West Virginia LLC, dated November 28, 2018 (previously filed as Exhibit 99.1 on the Current Report on Form 8-K filed on December 4, 2018 and incorporated herein by reference).
10.24	Contribution and Transaction Agreement among Refuel America, LLC, Gold Medal Group, LLC, the Company and E.N.A. Renewables, LLC, dated December 14, 2018 (previously filed as Exhibit 99.4 on the Current Report on Form 8-K filed on December 20, 2018 and incorporated herein by reference).
10.25	Form of Investor Subscription Agreement Series D Convertible Preferred Stock (previously filed as Exhibit 10.25 on the Quarterly Report on Form 10-Q filed on May 15, 2019 and incorporated herein by reference).
10.26	Form of Common Stock Warrant Issued with Series D Convertible Preferred Stock (previously filed as Exhibit 10.26 on Quarterly Report on Form 10-Q filed on May 15, 2019 and incorporated herein by reference).
10.27	Form of Securities Purchase Agreement dated September 5, 2019 between BioHiTech Global, Inc. and certain purchasers (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 6, 2019 and incorporated herein by reference).
10.28	Placement Agent Agreement dated September 5, 2019 by and between BioHiTech Global, Inc. and Spartan Capital Securities, LLC (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 6, 2019 and incorporated herein by reference).

10.29	Form of Placement Agent Warrant (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 6, 2019 and incorporated herein by reference).
10.30	Product and Service Supply Agreement between BioHiTech America LLC and Carnival Corporation, Carnival plc and specified operating companies dated December 18, 2019. (Certain portions of this Exhibit have been omitted) (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 30, 2020and incorporated herein by reference).
10.31	Form of Securities Purchase Agreement of the Registrant’s Series F Redeemable, Convertible Preferred Stock and Warrants (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 18, 2020 and incorporated herein by reference).
10.32	Form of Common Stock Purchase Warrant to be issued together with the Registrant’s Series F Redeemable, Convertible Preferred Stock and Warrants (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 18, 2020 and incorporated herein by reference).
10.33	Loan Agreement under the SBA Paycheck Protection Program dated May 12, 2020 of BioHiTech America, LLC and Comerica Bank (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 14, 2020 and incorporated herein by reference).
10.34	Note under the SBA Paycheck Protection Program dated May 12, 2020 of BioHiTech America, LLC and Comerica Bank (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 14, 2020 and incorporated herein by reference).
10.35	BHT Financial LLC, (Comerica) Amendment No. 2 to Credit Agreement, June 30, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2020)
10.36	BHT Financial LLC, (Comerica) Master Revolving Note, June 30, 2020 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 6, 2020)
10.37	Underwriting Agreement with Maxim Group, LLC. dated July 27, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 30, 2020)
10.38	Form of Underwriter Warrant (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 30, 2020)
10.39	Membership Interest Purchase Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 23, 2020)
10.40	At Market Issuance Sales Agreement by and between BioHiTech Global, Inc. and B. Riley Securities, Inc. dated February 19, 2021 (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on February 22, 2021)
14.1	Code of Business Conduct and Ethics (previously filed as Exhibit 14.1 on the Annual Report on Form 10-K filed on March 29, 2017 and incorporated herein by reference).
21.1	List of Subsidiaries.*
23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.*
101.SCH	XBRL Schema Document.*
101.CAL	XBRL Calculation Linkbase Document.*
101.DEF	XBRL Definition Linkbase Document.*
101.LAB	XBRL Label Linkbase Document.*
101.PRE	XBRL Presentation Linkbase Document.*

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2021

BIOHITECH GLOBAL, INC.

By:	/s/ Anthony Fuller
Name: Anthony Fuller
	Title:	Chief Executive Officer, Director (Principal Executive Officer)

By:	/s/ Brian C. Essman
Name: Brian C. Essman
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

April 15, 2021	/s/ Frank E. Celli
Name: Frank E. Celli
Title: Chairman of the Board

April 15, 2021	/s/ Anthony Fuller
Name: Anthony Fuller
Title: Chief Executive Officer, Director (Principal Executive Officer)

April 15, 2021	/s/ Brian C. Essman
Name: Brian C. Essman
Title: Chief Financial Officer and Treasurer (Principal Financial Officer)

April 15, 2021	/s/ James D. Chambers
Name: James D. Chambers
Title: Director

April 15, 2021	/s/ Robert A. Graham
Name: Robert A. Graham
Title: Director

April 15, 2021	/s/ Harriet Hentges
Name: Harriet Hentges
Title: Director

April 15, 2021	/s/ Nicholaus Rohleder
Name: Nicholaus Rohledger
Title: Director

April 15, 2021	/s/ Walter Littlejohn
Name: Walter Littlejohn
Title: Director

BioHiTech Global, Inc. and Subsidiaries

BioHiTech Global, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2020	2019
Revenue
HEBioT (related party)	$1,878,107	$1,111,071
Rental, service and maintenance	1,607,519	1,946,597
Equipment sales	2,268,647	186,780
Management advisory and other fees (related party)	124,380	975,000
Total revenue	5,878,653	4,219,448
Operating expenses
HEBioT processing	3,571,314	2,064,139
Rental, service and maintenance	856,751	784,291
Equipment sales	1,224,185	113,063
Selling, general and administrative	8,620,129	7,063,691
Impairment	975,420	-
Depreciation and amortization	2,307,033	1,729,478
Total operating expenses	17,554,832	11,754,662
Loss from operations	(11,676,179)	(7,535,214)
Other (income) expenses
Gain on sale of affiliate investment	-	(562,617)
Interest (income)	(17,848)	(69,930)
Interest expense	4,083,508	3,377,394
Total other (income) expenses	4,065,660	2,744,847
Net loss	(15,741,839)	(10,280,061)
Net loss attributable to non-controlling interests	(4,204,916)	(2,657,113)
Net loss attributable to Parent	(11,536,923)	(7,622,948)
Other comprehensive income
Foreign currency translation adjustment	(100,676)	(48,159)
Comprehensive loss	$(11,637,599)	$(7,671,107)

Net loss attributable to Parent	$(11,536,923)	$(7,622,948)
Preferred stock dividends	(785,322)	(721,987)
Deemed dividend on down round feature	(21,738)	(405,324)
Net loss – common shareholders	(12,343,983)	(8,750,259)
Net loss per common share - basic and diluted	$(0.62)	$(0.56)
Weighted average number of common shares outstanding - basic and diluted	19,935,446	15,668,679

See accompanying notes to consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2020	2019
Assets
Current Assets
Cash	$2,403,859	$1,847,526
Restricted cash	1,884,691	1,133,581
Accounts receivable, net of allowance for doubtful accounts of $151,459 and $170,038 as of December 31, 2020 and 2019, respectively (related entity $206,352 and $1,370,867 as of December 31, 2020 and 2019, respectively)	1,574,047	2,155,921
Inventory	695,110	467,784
Prepaid expenses and other current assets	184,274	126,357
Total Current Assets	6,741,981	5,731,169
Restricted cash	2,607,945	2,555,845
Equipment on operating leases, net	1,311,755	1,724,998
HEBioT facility, equipment, fixtures and vehicles, net	35,946,225	37,421,333
Operating lease right of use assets	1,266,047	945,047
License and capitalized MBT facility development costs	8,072,471	8,049,929
Investment in unconsolidated entity	711,302	-
Goodwill	-	58,000
Other assets	28,699	53,726
Total Assets	$56,686,425	$56,540,047

Continued on following page.

See accompanying notes to consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Consolidated Balance Sheets, continued:

	December 31,
	2020	2019
Liabilities and Stockholders' Equity
Current Liabilities
Line of credit, net of financing costs of $1,025 and $20,152 as of December 31, 2020 and 2019, respectively	$1,498,975	$1,479,848
Advances from related parties	935,000	210,000
Accounts payable (related entity $294,040 and $2,531,034 as of December 31, 2020 and 2019, respectively)	2,492,606	4,688,339
Accrued interest payable	1,279,018	1,148,570
Accrued expenses and liabilities	2,515,724	1,926,965
Deferred revenue	138,961	89,736
Customer deposits	1,802,725	44,792
Note payable	-	100,000
Senior Secured Note, net of financing costs of $62,777 and unamortized discounts of $442,799 as of December 31, 2020	4,494,424	-
Current portion of WV EDA Senior Secured Bonds payable	2,860,000	1,390,000
Current portion of long term debt and Payroll Protection Program Loan	332,058	4,605
Total Current Liabilities	18,349,491	11,082,855
Junior note due to related party, net of unamortized discounts of $73,051 and $95,043 as of December 31, 2020 and 2019, respectively	971,426	949,434
Accrued interest (related party)	1,807,857	1,510,193
WV EDA Senior Secured Bonds payable, net of current portion, and financing costs of $1,663,641 and $1,792,574 as of December 31, 2020 and 2019, respectively	28,476,359	29,817,426
Payroll Protection Program Loan, net of current portion	93,622	-
Senior Secured Note, net of current portion, net of financing costs of $113,268 and unamortized discounts of $726,242 as of December 31, 2019	-	4,160,490
Note Payable	100,000	-
Non-current lease liabilities	1,216,861	915,170
Liabilities to non-controlling interests to be settled in subsidiary membership units	1,585,812	-
Long-term debt, net of current portion	3,820	8,201
Total Liabilities	52,605,248	48,443,769
Series A redeemable convertible preferred stock, 333,401 shares designated and issued, and 125,312 and 145,312 outstanding as of December 31, 2020 and 2019, respectively	626,553	726,553
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 3,209,210 and 3,179,120 designated; 1,936,214 and 1,922,603 issued; 848,292 and 856,181 outstanding as of December 31, 2020 and 2019, respectively:
Series B Convertible preferred stock, 1,111,200 shares designated; 428,333 shares issued; no shares outstanding as of December 31, 2020 and 2019	-	-
Series C Convertible preferred stock, 1,000,000 shares designated; and 427,500 shares issued and outstanding as of December 31, 2020 and 2019	3,050,142	3,050,142
Series D Convertible preferred stock, 20,000 shares designated: 18,850 shares issued; 17,350 and 18,850 outstanding as of December 31, 2020 and 2019, respectively	1,365,696	1,505,262
Series E Convertible preferred stock, 714,519 shares designated: 714,519 shares issued, 264,519 outstanding as of December 31, 2020 and 2019	698,330	698,330
Series F Convertible preferred stock, 30,090 shares designated, and 13,611 shares issued and outstanding as of December 31, 2020	1,507,408	-
Common stock, $0.0001 par value, 50,000,000 shares authorized, 23,354,130 and 17,300,899 shares issued and outstanding as of December 31, 2020 and 2019, respectively	2,334	1,730
Additional paid in capital	60,253,664	49,597,059
Accumulated deficit	(64,419,802)	(52,785,242)
Accumulated other comprehensive (loss)	(143,814)	(43,138)
Stockholders’ equity attributable to Parent	2,313,958	2,024,143
Stockholders’ equity attributable to non-controlling interests	1,140,666	5,345,582
Total Stockholders’ Equity	3,454,624	7,369,725
Total Liabilities and Stockholders’ Equity	$56,686,425	$56,540,047

See accompanying notes to consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Statements of Cash Flows

	Year Ended December 31,
	2020	2019
Cash flows used in operating activities:
Net loss	$(15,741,839)	$(10,280,061)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	2,307,495	1,729,478
Provision for bad debts	151,459	89,897
Share based employee compensation	1,481,668	1,099,567
Fees paid in stock and warrants	359,137	-
Interest resulting from amortization of financing costs and discounts	503,985	522,101
Gain on sale of affiliate investment	-	(562,617)
Amortization of operating lease right of use assets	90,623	-
Impairment expense	975,420	-
Warrants modification	-	49,160
Loss resulting from abandonment of MBT site	-	346,654
Changes in operating assets and liabilities	1,113,845	(128,779)
Net cash used in operating activities	(8,758,207)	(7,134,600)

Cash flows used in investing activities:
Construction in-progress and purchases of equipment, fixtures and vehicles	(223,583)	(5,111,209)
Refund of deposit	5,000	-
Investment in unconsolidated entity	(650,000)	-
Proceeds from sale of investment in affiliate	-	2,250,000
MBT facility development costs incurred	(148,067)	(84,176)
MBT facility development costs refunded	-	66,000
Net cash used in investing activities	(1,016,650)	(2,879,385)

Cash flows from financing activities:
Proceeds from common stock issuance, net of offering costs	8,437,480	3,035,557
Proceeds from the sale of Series F convertible preferred stock units	1,560,450	-
Proceeds from the sale of Series D convertible preferred stock units	-	1,772,500
Proceeds from Payroll Protection Program loan	421,300	-
Payment of financing costs	-	(62,151)
Repayments of long-term debt	(4,605)	(9,165)
Investment in subsidiary by non-controlling interest	-	1,400,000
Advance from related party, net	725,000	210,000
Net cash provided by financing activities	11,139,625	6,346,741
Effect of exchange rate on cash	(5,225)	77,816
Net change in cash (restricted and unrestricted)	1,359,543	(3,589,428)
Cash - beginning of period (restricted and unrestricted)	5,536,952	9,126,380
Cash - end of period (restricted and unrestricted)	$6,896,495	$5,536,952

Note 22 includes supplemental cash flow information, non-cash investing and financing activities and changes in operating assets and liabilities.

See accompanying notes to consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Statements of Changes in Stockholders’ Equity

Statement of Stockholders’ Equity Attributable to Parent for the Years Ended December 31, 2020 and 2019:

	Preferred Stock		Common Stock		Additional Paid in	Accumulated Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Other Loss	Deficit	Total
Balance at January 1, 2019	992,019	$4,540,472	14,802,956	$1,480	$43,452,963	$5,021	$(44,594,385)	$3,405,551
Issuance of registered common shares, net of offering costs	-	-	1,877,666	188	3,035,369	-	-	3,035,557
Series D preferred stock issuance	18,850	1,505,262	-	-	267,238	-	-	1,772,500
Series E preferred stock conversion	(300,000)	(792,000)	300,000	30	791,970	-	-	-
Share-based employee and director compensation	-	-	84,166	8	1,099,559	-	-	1,099,567
Issuance of restricted stock	-	-	75,000	8	205,492	-	-	205,500
Series A preferred stock conversion into common shares	-	-	50,000	5	89,995	-	-	90,000
Warrant modification	-	-	-	-	49,160	-	-	49,160
Deemed dividend on down round feature	-	-	-	-	405,324	-	(405,324)	-
Preferred stock dividends	-	-	111,111	11	199,989	-	(162,585)	37,415
Net loss	-	-	-	-	-	-	(7,622,948)	(7,622,948)
Foreign currency translation adjustment	-	-	-	-	-	(48,159)	-	(48,159)
Balance at December 31, 2019	710,869	5,253,734	17,300,899	1,730	49,597,059	(43,138)	(52,785,242)	2,024,143
Underwritten issuance of common stock, net of costs	-		5,232,500	523	8,436,957	-	-	8,437,480
Conversion of Series A preferred stock, and payment of accrued dividends in common stock	-	-	59,639	6	107,344	-	-	107,350
Conversion of Series D preferred stock, and payment of unaccrued dividends in common stock	(1,500)	(139,566)	91,328	9	153,945	-	(14,388)	-
Series F preferred stock issuance	13,611	1,507,408	-	-	53,042	-	-	1,560,450
Share-based employee and director compensation	-	-	132,400	13	1,481,655	-	-	1,481,668
Payments in common stock and warrants to vendors and creditors	-	-	141,259	14	359,123	-	-	359,137
Preferred stock dividends paid in common stock	-	-	23,801	2	42,838	-	-	42,840
Deemed dividend on down round feature	-	-	-	-	21,738	-	(21,738)	-
Warrants exercised	-	-	372,304	37	(37)	-	-	-
Preferred stock dividends	-	-	-	-	-	-	(61,511)	(61,511)
Foreign currency translation adjustment	-	-	-	-	-	(100,676)	-	(100,676)
Net loss	-	-	-	-	-	-	(11,536,923)	(11,536,923)
Balance at December 31, 2020	722,980	$6,621,576	23,354,130	$2,334	$60,253,664	$(143,814)	$(64,419,802)	$2,313,958

Statement of Stockholders’ Equity Attributable to Non-Controlling Interests in Consolidated Subsidiaries for the Years Ended December 31, 2020 and 2019:

	Non-Controlling	Accumulated
	Equity Interest	Deficit	Total
Balance at January 1, 2019	$6,679,585	$(76,890)	$6,602,695
Investment by non-controlling interest	1,400,000	-	1,400,000
Net loss	-	(2,657,113)	(2,657,113)
Balance at December 31, 2019	8,079,585	(2,734,003)	5,345,582
Net loss	-	(4,204,916)	(4,204,916)
Balance at December 31, 2020	$8,079,585	$(6,938,919)	$1,140,666

See accompanying notes to consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2020 and 2019

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

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and globally and more recently in the United States intermittent increases in cases reported, as well as those from new strains of the virus. Vaccines developed for the initial strain of the virus have been released and are being distributed. The Company continues to monitor the near term and longer term impacts of COVID-19 and the related business and travel restrictions and other changes intended to reduce its spread, and its impact on operations, financial position, cash flows, inventory, supply chains, purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. Due to the nature of the pandemic, the magnitude and duration of the pandemic and its impact on the Company’s operations, liquidity and financial performance will depend on certain developments, including duration, spread and reemergence of the outbreak, its impact on our customers, supply chain partners and employees, and the range of governmental and community reactions to the pandemic, which are uncertain and cannot be fully predicted at this time.

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

As of December 31, 2020 and 2019, the Company’s active wholly-owned subsidiaries were BioHiTech America, LLC, BioHiTech Europe Limited, BHT Financial, LLC and E.N.A. Renewables LLC, and its controlled subsidiary was Refuel America LLC (60%) and its wholly-owned subsidiaries Apple Valley Waste Technologies Buyer, Inc., Apple Valley Waste Technologies, LLC, New Windsor Resource Recovery LLC and Rensselaer Resource Recovery LLC and its controlled subsidiary Entsorga West Virginia LLC (88.7%). As each of these subsidiaries operate as environmental-based service companies, we did not deem segment reporting necessary.

Going Concern and Liquidity - For the year ended December 31, 2020, the Company had a consolidated net loss of $15,741,839, incurred a consolidated loss from operations of $11,676,179 and used net cash in consolidated operating activities of $8,758,207. As of December 31, 2020, consolidated total stockholders’ equity amounted to $3,454,624, consolidated stockholders’ equity attributable to parent amounted to $2,313,958, and the Company had a consolidated working capital deficit of $11,607,510. While the Company had not met certain of its senior secured note’s financial covenants as of December 31, 2020, the Company had favorably renegotiated those covenants during 2020 and has received a waiver for such non-compliance through December 31, 2020. Despite its current compliance under the waiver, until such time as the Company regains compliance or receives a waiver of such covenants for a year beyond the balance sheet date, under current GAAP accounting rules the senior secured note amounting to $4,494,424 has been classified as current debt. The Company does not yet have a history of financial profitability. In March and April of 2020 the Company raised $1,560,450 through a private convertible preferred stock offering and on May 13, 2020 one of the Company’s subsidiaries was funded $421,300 through the Paycheck Protection Program. On July 27, 2020 the Company used its Shelf Registration on Form S-3 to raise gross proceeds of $8,235,500 through an underwritten public offering of 4,550,000 common shares at $1.81 per share. On August 11, 2020 the underwriter provided notice that they would be exercising their over-allotment provision of the Underwriting Agreement to purchase an additional 682,500 shares of the Company’s common stock at $1.81 per share for a gross purchase price of $1,235,325. The net proceeds to the Company of the July 27, 2020 and August 11, 2020 offerings, after underwriter’s commission and other costs amounted to $8,437,480. Subsequent to December 31, 2020, the Company entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc., which provides for up to $25,000,000 in sales of the Company’s common stock subject to limitations under the S-3 Registration Statement to which the shares may be sold and the related prospectus supplement, which may be amended, that limits the amount raised to $11,150,000, of which the Company has raised $7,211,729 in gross proceeds from the sale of 3,416,663 shares of common stock through March 22, 2021. There is no assurance that the Company will continue to raise sufficient capital or debt to sustain operations or to pursue other strategic initiatives or that such financing will be on terms that are favorable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2020 and 2019

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

Note 2. Summary of Significant Accounting Policies

Recent Accounting Pronouncements — The Company has not implemented any recent accounting pronouncements during the year ended December 31, 2020.

The Company has not implemented the following accounting standards:

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
As of and for the Years Ended December 31, 2020 and 2019

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
As of and for the Years Ended December 31, 2020 and 2019

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

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2020 and 2019

Long-Lived Assets — The Company assesses its long-lived assets, including definite-lived intangible assets, plant, property and equipment, which are held and used in our operations for impairment if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The amortization method and estimated period of useful life of definite-lived intangible assets are reviewed annually, or more frequently if events or changes in circumstances. We recognize impairment when the estimated undiscounted cash flow generated by those assets is less than the carrying amount of such assets. The amount of impairment is the excess of the carrying amount over the fair value of such assets.

Goodwill — The Company records as goodwill the excess of (i) the consideration transferred, the amount of any non-controlling interest in the acquiree, and the acquisition date fair value of any previous equity interest in the acquired entity over the (ii) fair value of the net identifiable assets acquired. The Company does not amortize goodwill; however, annually, or whenever there is an indication that goodwill may be impaired, qualitative factors are evaluated to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company’s test of goodwill impairment includes assessing qualitative factors and the use of judgment in evaluating economic conditions, industry and market conditions, cost factors, and entity specific events, as well as overall financial performance. Annual goodwill impairment analysis may include, but is not limited to, the discounted cash flow method.

Shipping Costs — Shipping and handling charges are recorded gross in both the revenue and in cost of revenue and amounted to $94,152 and $96,481 for the years ended December 31, 2020 and 2019, respectively.

Advertising — The Company expenses advertising costs as incurred. Advertising expense amounted to $178,529 and $56,742 for the years ended December 31, 2020 and 2019, respectively.

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

Stock-Based Compensation — The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation.” ASC 718 requires generally that all equity awards be accounted for at their “fair value.” This fair value is measured on the grant date for stock-settled awards. Fair value is equal to the underlying value of the stock for “full-value” awards such as restricted stock and performance shares, which is estimated using an option-pricing model with traditional inputs for “appreciation” awards such as stock options and stock appreciation rights.

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2020 and 2019

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

Note 3. Accounts Receivable, net

Accounts receivable consists of the following as of December 31:

	2020	2019
Accounts receivable	$1,725,506	$2,325,959
Less: allowance for doubtful accounts receivable	(151,459)	(170,038)
	$1,574,047	$2,155,921

Allowance for doubtful accounts activities are as follows for the years ended December 31:

	2020	2019
Balance at beginning of year	$(170,038)	$(110,038)
Provision for doubtful accounts	(146,916)	(103,499)
Amounts written off	165,495	43,499
Balance at end of year	$(151,459)	$(170,038)

Note 4. Inventory

Inventory, comprised of finished goods and parts or assemblies, consist of the following as of December 31:

	2020	2019
Equipment	$175,278	$119,996
Parts and assemblies	519,832	347,788
	$695,110	$467,784

Note 5. Equipment on Operating Leases, net

Equipment on operating leases consist of the following as of December 31:

	2020	2019
Leased equipment	$3,066,359	$3,138,951
Less: accumulated depreciation	(1,754,604)	(1,413,953)
Total Equipment on Operating Leases, net	$1,311,755	$1,724,998

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2020 and 2019

The Company is a lessor of digester units under non-cancellable operating lease agreements expiring through January 2026. These leases generally have terms of three to five years and do not contain stated extension periods or options for the lessee to purchase the underlying assets. At the end of the leases, the lessee may enter into a new lease or return the asset, which would be available to the Company for releasing.

During the years ended December 31, 2020 and 2019, revenue under the agreements, which is included in rental, service and maintenance revenue, amounted to $1,353,263 and $1,483,852, respectively. During the years ended December 31, 2020 and 2019, depreciation expense amounted to $462,033 and $431,833, respectively.

The minimum future estimated contractual payments to be received under these leases as of December 31, 2020 is as follows:

2021	$1,129,748
2022	832,699
2023	515,375
2024	226,663
2025 and thereafter	41,582
$2,746,067

Note 6. HEBioT facility, equipment, fixtures and vehicles, net

HEBioT facility, equipment, fixtures and vehicles, net consist of the following as of December 31:

	2020	2019
HEBioT facility	$31,172,856	$31,142,974
HEBioT equipment	7,579,059	7,388,896
Computer software and hardware	115,374	112,629
Furniture and fixtures	48,196	48,196
Vehicles	50,319	50,319
	38,965,804	38,743,014
Less: accumulated depreciation and amortization	(3,019,579)	(1,321,681)
Total HEBioT facility, equipment, fixtures and vehicles, net	$35,946,225	$37,421,333

Note 7. MBT Facility Development and License Costs

MBT Facility Development and License Costs consist of the following as of December 31:

	2020	2019
MBT Projects
Rensselaer, NY - Survey, engineering and legal	$383,771	$235,229

Technology Licenses
Future site	6,019,200	6,019,200
Martinsburg, West Virginia, net of $220,500 and $94,500 of amortization as of December 31, 2020 and 2019	1,669,500	1,795,500
Total Technology Licenses	7,688,700	7,814,700
Total MBT Facility Development and License Costs	$8,072,471	$8,049,929

MBT Facility Development Costs - During 2018, the Company commenced initial development of a project in Rensselaer, NY. During 2020, the Company has received local permits and has filed the required state permit applications, which are underwent review by the New York State Department of Environmental Conservation (“NYSDEC”). On August 10, 2020 the NYSDEC, by letter, informed the Company that the application had been initially denied. The Company disagrees with this decision, and as is part of the process, has exercised its right to appeal the NYSDEC findings.

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2020 and 2019

Technology License Agreement – Future Facility - The royalty payment for the license amounted to $6,019,200. This Technology License Agreement can be utilized at a future project and will be amortized once the facility is in operation.

Technology License Agreement – Martinsburg, West Virginia - In connection with the 2018 acquisition accounting applied to Entsorga West Virginia acquisition, the License Agreement was valued at $1,890,000. During the years ending December 31, 2020 and 2019 amortization amounted to $126,000 and $94,500, respectively. Amortization of the License Agreement commenced with the facility becoming operational on March 31, 2019 and there was no amortization for the three months ended March 31, 2019.

Note 8. Investment in East Shore Port Ventures LLC

On October 19, 2020, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) to purchase 49% of newly-issued membership interests (the “Interests”) of East Shore Port Ventures, LLC, a New York limited liability company (“East Shore”). Pursuant to the Purchase Agreement, the Company purchased the Interests in consideration for $650,000 to East Shore and warrants (the “Warrants”) to purchase an aggregate of 100,000 shares of the Company’s common stock, par value $0.0001 per share issued to East Shore’s existing members. The five-year warrants were valued at $61,302 utilizing the Black Scholes Model utilizing a risk free rate of 0.32%, volatility of 55.17% and a dividend rate of 0%. The value of the warrants has been included in the carrying cost of the investment.

Note 9. Intangibles Assets, net

Other assets, as of December 31, 2020 and 2019, include net digester distribution agreements amounting to $20,199 and $40,399, respectively. During the years ended December 31, 2020 and 2019, amortization expense, included in depreciation and amortization of operating expenses, amounted to $21,225 and $43,533, respectively. The agreements expire in 2021.

Note 10. Goodwill

As of December 31, 2019, the Company has goodwill of $58,000 resulting from the Entsorga West Virginia, LLC acquisition on December 14, 2018. During the year ended December 31, 2020, the $58,000 goodwill was determined to be impaired and written down to zero.

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2020 and 2019

Note 11. Line of Credit, Promissory Notes Payable, Notes Payable, Advances, and Long-Term Debts

Line of Credit, Promissory Notes Payable, Notes Payable, Advances, and Long-Term Debts consist of the following:

	December 31, 2020		December 31, 2019
	Total	Related Party	Total	Related Party
Line of credit demand note	$1,498,975	$-	$1,479,848	$-
Senior secured promissory note	4,494,424	-	4,160,490	-
Junior promissory note	971,426	971,426	949,434	949,434
Note payable under Payroll Protection Program	421,300	-	-	-
Note payable	100,000	-	100,000	-
Advances from related parties (See Note 20 Related Parties)	935,000	935,000	210,000	210,000
Long term debt - current and long-term portion	8,200	-	12,806	-

Line of Credit Demand Note — On February 2, 2018, the Company’s subsidiary, BHT Financial, LLC (“BHTF”) entered into a new Credit Agreement (the “Credit Agreement”) and a Master Revolving Note (the “Note”) with Comerica that provides for a facility of up to $1,000,000, secured by the assets of BHTF. The Credit Agreement and Note were amended on November 9, 2018 to increase the facility to $1,500,000. The Note does not have any financial covenants, carries interest at the rate of 3%, plus either the Comerica prime rate or a LIBOR-based rate, (5.0% and 5.71% as of December 31, 2020 and December 31, 2019, respectively) and initially matured on January 1, 2020, which was subsequently extended to March 31, 2020 and June 30, 2020. The note was amended into a Master revolving note due on June 30, 2020, which is due on demand. The line of credit is secured by the assets of BHTF and is personally guaranteed by the Frank E. Celli, Chairman of the Board and James C. Chambers, a director.

As of December 31, 2020, the $1,500,000 balance outstanding is presented net of $2,050 in issuance costs associated with the financing, net of $1,025 in amortization. As of December 31, 2019, the $1,500,000 balance outstanding is presented net of $34,948 in issuance costs associated with the financing, net of $14,796 in amortization. Amortization is calculated on the effective interest method, which is included in interest expense in the accompanying consolidated statements of operations and comprehensive loss.

Michaelson Senior Secured Term Promissory Financing – On February 2, 2018, the Company and several of the Company’s wholly-owned subsidiaries entered into and consummated a Note Purchase and Security Agreement (the “Purchase Agreement”) with Michaelson Capital Special Finance Fund II, L.P. (“ MCSFF ”) to issue a senior secured term promissory note in the principal amount of $5,000,000 (the “Note”). The Note is not convertible and accrues interest at the rate of 10.25% per annum. The Note provides for certain financial covenants that were not met as of December 31, 2020 and December 31, 2019 and a waiver of such was granted by MCSFF. The Note is to be repaid in eight, equal, quarterly installments of $625,000 commencing on May 15, 2021 and ending February 2, 2023 (the “Maturity Date”). Additionally, the Note is secured by a general security interest in all of the Company’s assets as well all of the assets of the Company’s subsidiaries, excluding those of Entsorga West Virginia LLC which is subject to superior security interests relating to the Entsorga West Virginia LLC WVEDA bonds. Further, the Company’s Chief Executive Officer, guaranteed a portion of the Registrant’s obligations to MCSFF. In connection with the issuance of the Note, the Company issued MCSFF 320,000 shares of the Registrant’s common stock, par value $0.0001 per share. As of December 31, 2020 and 2019, the carrying balance of the Note is comprised of $5,000,000 face value, less $1,212,121 allocated to the common stock issued based upon the market value on the date issued, less associated amortization of $769,322 and $485,878, respectively, on the stock discount, less deferred financing costs of $211,187, less $148,410 and $97,920, respectively, of associated deferred financing cost amortization. All amortization is computed on the effective interest method and included in interest expense in the accompanying consolidated statements of operations and comprehensive loss.

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

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2020 and 2019

Junior Promissory Note – On February 2, 2018, the Company entered into a Securities Exchange and Note Purchase Agreement (the “Exchange Agreement”) with Frank E. Celli, the Company’s Chairman of the Board, whereby Celli exchanged $4,500,000 in a note receivable from the Company and $544,777 in advances made to the Company for $4,000,000 of the Registrant’s Series C Convertible Preferred Stock, par value $0.0001 (the “Series C Preferred Stock”) and a junior promissory note (the “Junior Note”) amounting to $1,044,477, which is carried net of discounts amounting to $135,823, less associated amortization of $62,772 and $40,780 as of December 31, 2020 and 2019, respectively. The Junior Note, which is subordinated to the senior secured note, is not convertible, accrues interest at the rate of 10.25% per annum and matures on February 2, 2024.

Note Payable — As of December 31, 2020 and 2019, the $100,000 note, which was amended on July 27, 2020 to extend its maturity to January 1, 2022, carries interest at 10%.

Long Term Debt — As of December 31, 2020, the loan is collateralized by a service truck with interest of 4.99% with amortizing principal payment requirements through 2022, respectively. As of December 31, 2019, long term debt was comprised of two loan, with one having matured in 2020.

Contractual Maturities of Line of Credit, Promissory Notes Payable, Notes Payable, Advances, and Long-Term Debts — As of December 31, 2020, excluding discounts and deferred finance costs, which are being amortized as interest expense, are as follow:

Year Ending December 31,	Amortizing	Non- Amortizing	Total
2021	$332,058	$4,310,000	$4,642,058
2022	97,442	2,600,000	2,697,442
2023	-	625,000	625,000
2024	-	1,044,477	1,044,477
2025 and thereafter	-	-	-
Total	$429,500	$8,579,477	$9,008,977

Note 12. Entsorga West Virginia, LLC WVEDA Solid Waste Disposal Revenue Bonds

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

The outstanding balance of the WVEDA Bonds as of December 31, 2020 and 2019 is $33,000,000, which is presented net of unamortized debt issuance costs amounting to $2,207,759 as of December 31, 2020 and 2019, less associated amortization of $544,118 and $415,185 as of December 31, 2020 and 2019, respectively, which includes amortization prior to the Company’s control acquisition in 2018. Amortization is calculated on the effective interest method, which is included in interest expense in the accompanying consolidated statements of operations and comprehensive loss.

The loan agreement and indenture of trust place restrictions on the Borrower and its members regarding additional encumbrances on the property, disposition of the property, and limitations on equity distributions. The loan agreement also provides for financial covenants, which became effective on September 30, 2019. As of December 31, 2020 and 2019 the Company was not in compliance with all of the financial covenants and subsequently was in default on a principal repayment due in February 2021 and 2020 and has entered into a forbearance agreement with the bond trustee that provides, they will not accelerate the repayment of the bonds due to the defaults through April 1, 2022.

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2020 and 2019

The future sinking fund payments by the Borrower as of December 31, 2020 are as follow:

Year Ending December 31,	2016 Issue 2026 Series	2016 Issue 2036 Series	2018 Issue 2036 Series	Total
2021	$2,375,000	$-	$485,000	$2,860,000
2022	900,000	-	275,000	1,175,000
2023	965,000	-	300,000	1,265,000
2024	1,030,000	-	330,000	1,360,000
2025 and thereafter	2,265,000	17,465,000	6,610,000	26,340,000
Total	$7,535,000	$17,465,000	$8,000,000	$33,000,000

Note 13. Equity and Equity Transactions

The Company has 50,000,000 shares of its $0.0001 par common stock and 10,000,000 shares of blank check preferred stock authorized by its shareholders. As of December 31, 2020 and 2019, 23,354,130 and 17,300,899 shares of common stock have been issued; and 3,209,210 and 3,179,120 shares, respectively, of preferred stock have been designated in five series of shares, which have a total of $1,668,373 in accumulated, but undeclared preferential dividends as of December 31, 2020, as follows:

	Designated	Par	Stated	Shares Outstanding
Designation	Shares	Value	Value	December 31, 2020	December 31, 2019
Series A Convertible Preferred Stock	333,401	$0.0001	$5.00	125,312	145,312
Series B Convertible Preferred Stock	1,111,200	0.0001	$5.00	-	-
Series C Convertible Preferred Stock	1,000,000	0.0001	$10.00	427,500	427,500
Series D Convertible Preferred Stock	20,000	0.0001	$100.00	17,350	18,850
Series E Convertible Preferred Stock	714,519	0.0001	$2.64	264,519	264,519
Series F Convertible Preferred Stock	30,090	0.0001	$115.00	13,611	-

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
As of and for the Years Ended December 31, 2020 and 2019

The net proceeds to the Company from the offering were:

Gross proceeds at $1.81 per share	$9,470,825
Less:
Underwriters’ fees	(852,374)
Legal fees	(139,033)
Accounting fees	(30,900)
Filing and other fees	(11,038)
Net proceeds to the Company	$8,437,480

Other Common Stock Activity — Other than conversions of preferred stock and preferred stock dividends and the drawdown of vested restricted stock units and the exercise of warrants during the year ended December 31, 2020, the Company issued 141,259 shares of common stock, at market, to vendors and creditors in place of cash payments as part of its cash conservation practices resulting from the COVID-19 outbreak.

Series A Redeemable Convertible Preferred Stock — Due to the existence of redemption features, the stock is accounted for as temporary equity (accounting treatment similar to debt). Amortization of discounts and deferred issuance costs have been reflected as interest expense in the accompanying consolidated statements of operations and comprehensive loss.

On March 30, 2018, the Company and holders of the Series A Convertible Preferred Stock (“Series A Preferred”) amended and restated to provide the holders with the option to redeem their shares anytime following the first anniversary if the Company consummates an equity financing in an amount equal to the stated value of the Series A Preferred, plus any and all accrued dividends. In addition, the dividend on the Series A Preferred was amended to nine percent (9%), the first dividend payment date was amended to June 30, 2018 and the conversion price, by the terms of the Certificate of Designation, was set at $4.50 per share of the Company’s common stock. As of December 31, 2020 the reset conversion rate was $1.80 per share of the Company’s common stock. In addition, the Company agreed to issue the holders, within 5 business days after the first day of trading of the Company’s common stock on an Eligible Market, warrants to purchase up to 180,000 shares of Common Stock at an exercise price of $5.00 per share and expiring in four (4) years on a pro-rata basis to the holders of record of the Series A Preferred Shares at the time of such issuance. The warrants for 180,000 shares of common stock were valued utilizing the Black-Scholes modelling technique utilizing stock prices of $4.05, an exercise price of $5.00, a standard deviation (volatility) of 41.8%, a risk-free interest rate of 2.9% with a term of 4 years. The resulting $246,319 value has been recognized as other interest expense and additional paid in capital.

In connection with the amendment in 2018, the Company redeemed $317,000 in stated value shares at stated value, which resulted in the Company reflecting an additional interest expense of $157,455 to write off unamortized discounts and costs relating to the shares redeemed.

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

As of December 31, 2020 the outstanding shares of Series A Preferred Stock amounted to 125,312 with a stated value of $626,553 and the accrued dividends amounted to $86,149.

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2020 and 2019

Series C Convertible Preferred Stock — The Series C Preferred Stock has a stated value of $10.00 per share and is convertible, at the holder’s option, into the Registrant’s common stock, par $0.0001, at an initial conversion price of $4.75 per share. As of December 31, 2020 the reset conversion rate was $1.80 per share of the Company’s common stock. The Series C Preferred Stock is non-redeemable, has voting rights together with the common stock, par $0.0001, at the rate of 4 votes to 1 and accrues dividends at 10.25% of the stated value outstanding. As of December 31, 2020 and 2019, the Series C Preferred Stock is comprised of $4,275,000 face value, less $556,283 warrant valuation and beneficial conversion features of $668,575 reflected in additional paid in capital.

On February 2, 2018, in connection with and as a condition precedent to the closing of the MCSFF Note, the Company entered into a Securities Exchange and Note Purchase Agreement (the “Exchange Agreement”) with Frank E. Celli, the Company’s Chairman of the Board, whereby Celli exchanged $4,500,000 in a note receivable and $544,777 in advances made to the Company for $4,000,000 of the Company’s Series C Preferred Stock and a junior promissory note (the “Junior Note”). The Junior Note, which is subordinated to the MCSFF Note, is not convertible, accrues interest at the rate of 10.25% per annum and matures on February 2, 2024. In connection with this transaction, the Registrant also issued Celli warrants to purchase 421,053 shares of Common Stock, initially exercisable at $5.50 per share which expire in five (5) years. The warrants for 421,053 shares of common stock were valued utilizing the Black Scholes modelling technique utilizing stock price of $4.95, an exercise price of $5.50, a standard deviation (volatility) of 40.48%, a risk-free interest rate of 2.95% based on the date of issue, with a term of 5 years.

On March 23, 2018, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Frank J. Celli, the father of the Company’s Chairman of the Board, whereby Frank J. Celli exchanged $275,000 in a note receivable from the Company for $275,000 of the Company’s Series C Preferred Stock. In connection with this transaction, the Registrant also issued Frank J. Celli warrants to purchase 28,948 shares of Common Stock, initially exercisable at $5.50 per share which expire in five (5) years. The warrants for 28,948 shares of common stock were valued utilizing the Black Scholes modelling technique utilizing stock price of $4.05, an exercise price of $5.50, a standard deviation (volatility) of 41.77%, a risk-free interest rate of 2.91% based on the date of issue, with a term of 5 years.

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

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2020 and 2019

Series E Convertible Preferred Stock — On December 14, 2018, the Company consummated a transaction with Entsorga USA, Inc (“EUSA”). whereby EUSA agreed to sell, transfer and convey to the Registrant Two Thousand Six Hundred Seventy-Six and 60/100 (2,676.60) common membership units of Entsorga West Virginia LLC in consideration for 714,519 newly issued shares of stock of the Company’s newly created Series E Preferred Stock, par value $0.0001, (the “Series E Shares”) convertible into 714,539 shares (the “Conversion Shares”) of the Registrant’s common stock, par value $0.0001 per share (the “Common Stock”).

The Series E Shares with a stated value of $2.64 per share is convertible into shares of the Registrant’s common stock, par value $0.0001 per share and does not earn any dividends and has no special voting rights. The Series E Shares are convertible at the rate of one share of common stock for each Series E Share converted, subject to adjustment for stock splits and reclassifications. Immediately following the issuance of the Series E Shares, 150,000 Series E Shares were converted into 150,000 shares of common stock. During the year ended December 31, 2019, an additional 300,000 Series E Shares were converted into 300,000 common shares resulting in 264,419 Series E Shares outstanding as of December 31, 2019 and 2020.

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

Warrants — In connection with the issuance of convertible debt, preferred and common stock and in connection with services provided, the Company has warrants to acquire 4,776,361 shares of the Company’s common stock outstanding as of December 31, 2020, as follows:

Expiring During the Year Ending December 31,	Warrant Shares	Exercise Price per Share	Weighted Average Exercises Price per Share
2021	1,701,827	$3.30 - $3.75	$3.30
2022	1,253,149	$1.80 - $5.00	$2.89
2023	740,749	$1.80	$1.80
2024	269,293	$1.80	$1.80
2025	711,343	$1.31 - $2.25	$1.85

The following table summarizes the outstanding warrant activity for the year ended December 31, 2020:

Outstanding, January 1, 2020	4,674,261
Issued as a result of Series F Convertible Preferred Stock offering	186,347
Issued to common stock offering underwriters	318,666
Issued to professional services providers	150,000
Issued in East Shore investment	100,000
Exercised	(630,053)
Expired	(22,860)
Outstanding, December 31, 2020	4,776,361

On June 30, 2020, one holder of 630,053 warrants with an exercise price of $1.80 per share exercised in a cashless exercise all of their warrants in exchange for 372,304 shares of the Company’s common stock.

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2020 and 2019

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

Note 14. Equity Incentive Plans

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

Effective December 28, 2020, the Company granted 10,000 restricted stock units with a value of $11,700 based on the market value on the date of the grants that vested on the date of the grant.

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2020 and 2019

Compensation expense related to stock options and restricted stock for the years ended December 31, was:

	2020	2019
Stock options	$227,499	$138,673
Restricted stock units	1,254,169	960,894
	$1,481,668	$1,099,567

The following summarizes the Company’s stock option activity for the years ended December 31, 2020 and 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2019	482,082	$3.7	7.8	-
Forfeited, Canceled or Expired	(118,256)	3.7	-	-
Outstanding, December 31, 2019	363,826	3.7	7.3	-
Granted	155,450	2.0	-	-
Exercised	-		-	-
Forfeited, Canceled or Expired	(59,250)	3.6	-	-
Outstanding, December 31, 2020	460,026	3.2	6.4	-
Exercisable, December 31, 2020	401,671	3.2	4.2	-

Total unrecognized compensation expense related to the unvested options as of December 31, 2020 and 2019 amount to $71,365 and $159,657. The December 31, 2020 weighted average period that the expense is expected to be recognized is 1.62 years.

The following summarizes the Company’s restricted stock unit activity for the years ended December 31, 2020 and 2019:

Number of Shares
Unvested balance. January 1, 2019	742,741
Granted	-
Vested	(410,891)
Forfeited or Canceled	(40,120)
Unvested balance, December 31, 2019	291,730
Granted or modified	415,205
Vested	(438,233)
Forfeited or Canceled	-
Unvested balance, December 31, 2020	268,702

As of December 31, 2020, 899,222 restricted stock units have been vested but not yet drawn down by the grantees.

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
As of and for the Years Ended December 31, 2020 and 2019

Note 15. Revenue

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

Disaggregation of Revenue — The disaggregation of revenue is as follows:

	Year ended December 31,
	2020	2019
Revenue Type:
Revenue recognized over time:
Rental of digesters	$1,353,263	$1,483,852
Revenue recognized at a point in time:
Services	1,843,929	2,452,828
Product sales	2,681,461	282,768
Total	$5,878,653	$4,219,448

Note 16.  Income Taxes

The components of income tax (expense) benefit from operations for the year ended December 31, is as follows:

	2020	2019
US Federal:
Deferred	$2,244,247	$1,664,794
State and local:
Deferred	474,777	256,238
Non-US:
Deferred	(12,153)	7,693
Change in valuation allowance	(2,706,871)	(1,928,725)
Income tax provision	$-	$-

The reconciliation of differences between the Federal statutory tax rate and the Company’s effective income tax rate for the year ended December 31, is as follows:

	2020	2019
U. S. Federal Statutory rate	(21.0)%	(21.0)%
Local taxes, net of benefit	(3.0)	(2.5)
Nondeductible expenses	5.6	5.9
Other	1.1	(1.2)
	(17.3)	(18.8)
Change in valuation allowance	17.3	18.8
Effective income tax rate	-%	-%

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2020 and 2019

The Company’s net deferred tax assets and valuation allowance as of December 31, is as follows:

	2020	2019
Deferred tax assets:
Net operating losses - Federal	$8,376,603	$6,000,170
Net operating losses - State	1,594,854	1,055,936
Net operating losses - Non-US	173,403	185,556
Stock-based compensation	950,655	649,907
Accrued expenses	717,401	536,348
Lease liability	199,386	212,177
Other, net	78,966	242,793
	12,091,268	8,882,887
Deferred tax liabilities:
Property and equipment - Federal	(869,625)	(366,413)
Right of use asset	(218,468)	(220,169)
	(1,088,093)	(586,582)
Net deferred tax assets	11,003,175	8,296,305
Valuation allowance	(11,003,175)	(8,296,305)
Net deferred tax assets	$-	$-

For the years ended December 31, 2020 and 2019 there was no net provision for income tax due to the losses incurred and management’s evaluation of the recovery of the tax asset resulting in net operating loss carryforward. As of December 31, 2020 and 2019, the Company had net operating loss carryforwards of approximately $39,889,000 and $30,385,000, respectively, available to reduce future federal taxes. The federal net operating losses of approximately $14,266,000, generated in tax years beginning before January 1, 2018, will begin to expire in 2036 if not utilized. The balance of the net operating losses, approximately $25,623,000, do not expire, and is subject to an 80% taxable income annual limitation.

In addition, as of December 31, 2020 and 2019, the Company had NOL carryforwards of approximately $28,417,000 and $20,105,000 available to reduce state taxable income that expire through 2040.

Pursuant to Section 382 of the Internal Revenue Code, or IRC, annual use of the Company’s net operating losses (NOL) carryforwards may be limited or eliminated in the event a cumulative change in ownership of more than 50% occurs within a three-year period. Thus these carryforwards could be subject to certain limitations in the event that there is a change in control of the company pursuant to IRC 382, though the Company has not performed a study to determine if the loss carryforwards are subject to these limitations. If additional changes in ownership occur after year end, NOL carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation reserve.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (Cares Act). The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The Company is electing to take the available relief under the Cares Act to defer payment of certain payroll taxes.

Note 17. Risk Concentrations

The Company operates as a single segment on a worldwide basis through its subsidiaries, resellers and independent sales agents. Gross revenues and net non-current tangible assets on a domestic and international basis are as follows:

	United States	International	Total
2020:
Revenue, for the year ended December 31, 2020	$5,505,212	$373,441	$5,878,653
Non-current tangible assets, as of December 31, 2020	36,972,067	294,413	37,266,480

2019:
Revenue, for the year ended December 31, 2019	$3,751,676	$467,772	$4,219,448
Non-current tangible assets, as of December 31, 2019	38,803,833	355,825	39,159,658

Credit risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institutions. At times, the Company’s cash may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) in the USA and the Financial Conduct Authority (“FCA”) in the UK insurance limits. Through December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2020 and 2019

Major customers — During the year ended December 31, 2020, two customers represented at least 10% of revenues, accounting for 32.4% and 23.8% (Gold Medal Group, LLC, an affiliated entity, “GMG” or “Gold Medal”) of revenues. During the year ended December 31, 2019, one customer represented at least 10% of revenues, accounting for 48.2% (Gold Medal Group, LLC, an affiliated entity, “GMG”) of revenues.

As of December 31, 2020, two customers represented at least 10% of accounts receivable, accounting for 50.6% and 11.7% (GMG) of accounts receivable. As of December 31, 2019 one customer represented at least 10% of accounts receivable, accounting for 58.9% (GMG) of accounts receivable.

Vendor concentration — During the year ended December 31, 2020, one vendor represented at least 10% of costs of revenue, accounting for 19.2% (GMG). During the year ended December 31, 2019, one vendor represented at least 10% of costs of revenue, accounting for 23.1% (GMG) of costs of revenue.

As of December 31, 2020, excluding construction payables and other professional fees, no vendors represented at least 10% of accounts payable. As of December 31, 2019, one vendor represented at least 10% of accounts payable accounting for 54.4% (GMG) of accounts payable.

Affiliate relationship — GMG owns a 40% interest in Refuel America, LLC, a consolidated subsidiary of the Company. GMG’s subsidiaries, which are not consolidated in the Company’s financial statements have several business relationships with the Company and its subsidiaries that result in revenues and expenses noted above. See Note 20. Related Party Transactions.

Note 18. Commitments and Contingencies

During the year ended December 31, 2020 the Company was involved in the following legal matters.

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

As a result of this claim and the related costs incurred by the Company to cure the deficiencies in the services that were contracted, the Company has reflected an impairment charge amounting to $917,420 during the year ended December 31, 2020.

On February 7, 2018, Lemartec Corporation (“Lemartec”) filed a complaint against the Company in the United States District Court for the Northern District of West Virginia arising out of the construction of the Company’s resource recovery facility in Martinsburg, West Virginia alleging breach of contract and unjust enrichment. The Company has filed its answer and counterclaims for damages against Lemartec and cross claims against Lemartec’s performance bond surety, Philadelphia Indemnity Insurance Company. The trial was scheduled to begin in August 2020. Prior to the start of the trial, on March 12, 2020 the Company entered into a settlement agreement that detailed the full and final mutual release. The settlement agreement provides that the Company pay Lemartec $775,000 in installments of $475,000 within 60 days of the execution of the settlement agreement and $25,000 each month thereafter for 12 months. The Company’s consolidated financial statements as of December 31, 2020 and 2019 reflects the remaining liability of this matter.

It is management’s opinion that the resolution of these matters will not materially affect the Company’s future financial position, results of operations, or cash flows.

From time to time, the Company may be involved in other legal matters arising in the ordinary course of business. While the Company believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is, or could be, involved in litigation, will not have a material adverse effect on its business, financial condition or results of operations

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2020 and 2019

Note 19. Leases

The Company rented its headquarters and attached warehousing space from a related party through May 31, 2020 (see Note 20), effective June 1, 2020 the property housing the Company’s headquarters and attached warehousing space was sold to an unrelated party, and has a land lease relating to the Martinsburg, WV HEBioT facility under operating leases. The HEBioT facility land lease has an initial term of 30 years, plus four 5-year extensions. For purposes of our determination of lease liabilities, extensions were not included. As the leases do not provide an implicit rate, the Company used incremental borrowing rates in determining the present value of lease payments. For the HEBioT facility land lease a rate of 11% was utilized and a rate of 10.25% has been used on the other leases. The current portion of the lease liabilities of $183,903 is included in accrued expenses and liabilities. Total lease costs under operating leases amounted to $224,970 and $221,423 for the years ended December 31, 2020 and 2019, respectively. Maturities of lease liabilities under these leases, which have a weighted average remaining term of 19.8 years, as of December 31, 2020 is:

Year Ending December 31,
2021	$212,026
2022	217,571
2023	219,140
2024	220,732
2025 and thereafter	2,912,917
Total lease payments	3,782,386
Less imputed interest	(2,381,622)
Present value of lease liabilities	$1,400,764

During the year ended December 31, 2020, the Company recognized operating lease right of use assets in exchange for lease liabilities amounting to $412,647 and had operating cash flows of $192,620 and $195,003 for years ended December 31, 2020 and 2019, respectively.

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

		December 31, 2020	December 31, 2019
Assets:
Accounts receivable	(a) (b)	$206,352	$1,370,867
Intangible assets, net, included in other assets	(c)	20,199	40,399
Liabilities:
Accounts payable	(c) (d) (e) (f)	294,040	2,531,034
Accrued interest payable		196,033	46,796
Accrued liabilities	(j)	917,420	-
Long term accrued interest	(g)	1,807,857	1,510,193
Advance from related party	(h)	935,000	210,000
Junior promissory note	(g)	971,426	949,434
Liabilities to non-controlling interests to be settled in subsidiary membership units	(k)	1,585,812	-
Other:
Line of credit guarantee	(i)	1,498,975	1,479,848

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2020 and 2019

The table below presents direct related party expenses or transactions for the years ended December 31, 2020 and 2019. Compensation and related costs for employees of the Company are excluded from the table below.

		Year Ended December 31,
		2020	2019
Management advisory and other fees	(a)	$125,000	$975,000
HEBioT revenue	(b)	1,275,982	1,056,875
Operating expenses - HEBioT	(d)	1,083,382	683,647
Operating expenses – Selling, general and administrative	(e)	41,514	137,145
Operating expenses - Selling, general and administrative	(c) (f)	381,532	368,700
Interest expense		395,981	242,357
Debt guarantee fees	(i)	67,500	67,500

(a)	Management Advisory Fees - The Company has provided management advisory services to Gold Medal Holdings, Inc., a subsidiary of GMG.

(b)	HEBioT Disposal Revenues – Entsorga West Virginia, LLC has a series of agreements with GMG subsidiaries entities that provide for specified fees for each ton of municipal waste delivered to the HEBioT facility.

(c)	Distribution Agreement - BioHiTech has an exclusive license and distribution agreement (the “License Agreement”) with BioHiTech International, Inc., a company owned by James Koh, a BioHiTech shareholder and other unrelated parties. The License Agreement provides distribution rights to the Eco-Safe Digester through December 31, 2023 (unless extended by mutual agreement) and for annual payments to Mr. Koh in the amount of $200,000 for the term of the License Agreement. Effective October 17, 2018, the agreement was amended to reduce the annual payments to $75,000 and to remove several international locations that the Company does not actively market.

(d)	Disposal costs – A GMG subsidiary has provided logistics and disposal of non-recovered municipal solid waste to the HEBioT facility.

(e)	Facility Lease - The Company leased its corporate headquarters and warehouse space from BioHiTech Realty LLC, a company owned by two stockholders of the Company, one of whom was the Chief Executive Officer. The lease expired in 2020. Subsequently, the property that is leased by the Company was acquired by a nonrelated party.

(f)	Business Services Fees – A GMG subsidiary provides certain general management and administrative support to the HEBioT facility.

(g)	Junior Promissory Note – See Note 11.

(h)	Advance from Related Party - The Company’s Chairman of the Board (the “Officer”) on occasion advances the Company funds for operating and capital purposes. The advances bear interest at 13% and are unsecured and due on demand. There are no financial covenants related to this advance and there are no formal commitments to extend any further advances. In addition, during the year ended December 31, 2020 another officer advanced $200,000 to the Company which was repaid during 2020.

(i)	Line of Credit - Under the terms of the line of credit, several related parties have personally guaranteed the line and are contingently liable should the Company not meet its obligations under the line. In connection with the line of credit, the Chief Executive Officer and a Director have provided a guarantee of the line of credit in exchange for a fee representing 4.5% of the debt.

(j)

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

As a result of this claim and the related costs incurred by the Company to cure the deficiencies in the services that were contracted, the Company has reflected an impairment charge amounting to $917,420 during the year ended December 31, 2020.

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2020 and 2019

(k)	Liabilities to non-controlling interests to be settled in subsidiary membership units - See Subsequent Events Footnote 23.

Note 21.  Employee 401(k) Savings Plan

The Company has a defined contribution retirement savings plan qualified under Section 401(k) of the Internal Revenue Code. Under the plan, employees may contribute a percentage of eligible compensation on both a before-tax and after-tax basis. The Company may match a percentage of employee’s before-tax contributions, but is not required to do so, as the annual matching contributions are discretionary. During the years ended December 31, 2020 and 2019 the Company made contributions of $4,007 and $9,339, respectively, to the plan.

Note 22. Supplemental Consolidated Statement of Cash Flows Information

Changes in non-cash operating assets and liabilities, as well as other supplemental cash flow disclosures, are as follows.

	Year Ended December 31,
	2020	2019
Changes in operating assets and liabilities:
Accounts receivable	$584,485	$(2,049,366)
Inventory	(268,599)	(342,447)
Prepaid expenses and other assets	(24,905)	4,083
Accounts payable	(736,969)	3,265,920
Accrued interest payable	398,843	431,001
Accrued expenses	(644,193)	(1,463,398)
Deferred revenue	47,250	(11,681)
Customer deposits	1,757,933	37,109
Net change in operating assets and liabilities	$1,113,845	$(128,779)

Supplementary cash flow information:
Cash paid during the periods for:
Interest	$3,001,498	$2,775,715
Income taxes	-	-

	2020	2019
Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Transfer of inventory to leased equipment	$42,110	$393,795
Accrual of Series A preferred stock dividends	61,511	162,584
Conversion of preferred stock into common	139,566	90,000
Payment of preferred stock dividends in common stock	42,840	200,000
Acquisition of right of use leased asset and creation of lease liability	412,647	-
Common stock issued in settlement of accounts payable	-	205,500

Reconciliation of Cash and Restricted Cash:
Cash	$2,403,859	$1,847,526
Restricted cash (current)	1,884,691	1,133,581
Restricted cash (non-current)	2,607,945	2,555,845
Total cash and restricted cash at the end of the period	$6,896,495	$5,536,952

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2020 and 2019

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

At Market Issuance Sales Agreement

On February 19, 2021, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Sales Agent”), pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agent, shares of the Company’s common stock, par value $0.0001 per share (the “Placement Shares”), having an aggregate offering price of up to $25 million (the “ATM Offering”). Sales pursuant to the Sales Agreement will be made only upon instructions by the Company to the Sales Agent, and the Company cannot provide any assurances that it will issue any Shares pursuant to the Sales Agreement.

The issuance and sale, if any, of up to $11,150,000 of the Placement Shares by the Company under the Sales Agreement will be made pursuant to the Company’s effective “shelf” registration statement on Form S-3 (Registration Statement No. 333-225999) (the “Registration Statement”), the base prospectus contained therein, and a prospectus supplement relating to the ATM offering, dated February 19, 2021 (the “Prospectus Supplement”). The Company will be required to file one or more additional prospectus supplements to sell additional Placement Shares beyond the amount registered pursuant to the Prospectus Supplement.

Through the date of this report, the Company has sold 3,416,663 shares of its common stock under the Sales Agreement at an average price per share of $2.11 resulting in net proceeds of $6,995,340 before Company incurred costs related to the offering.

Subsidiary Membership Unit issuance and Contribution Agreement

Effective March 19, 2021, the Company and its Refuel America LLC subsidiaries concluded an agreement with Apple Valley Waste Services, Inc. and its parent company Gold Medal Holdings, Inc. and Gold Medal Group, LLC (the Company’s co-investor in Refuel America, LLC) whereby, leading up to the effective date, during 2020 EWV offset its accounts receivable amounting to $1,487,835 due from the AVWS entities against $1,487,835 in EWV accounts payable to AVWS entities and AVWS entities offset its accounts receivable amounting to $1,487,835 due from the EWV against $1,487,835 in AVWS entities accounts payable to EWV. Following the offsetting, EWV continued to owe AVWS $1,918,947, which the parties agreed to convert into 3,198.24 convertible preferred units of EWV, which were issued as of the effective date. In connection with this transaction AVWS made claims for amounts owed in excess of what had been recognized by EWV and in connection with this settlement agreement, EWV recognized an expense of $646,196.

AVWS exchanged the EWV convertible preferred units for 1,918,947 each of preferred and class A units of Refuel, of which AVWS assigned 333,135.33 each of preferred and class A units of Refuel in settlement of a debt owed to the Company amounting to $333,135.

As of December 31, 2020, the$1,585,812 net non-controlling ownership interest resulting from this transaction is reflected in the Company’s financial statements as a non-current liability – Liabilities to non-controlling interests to be settled in subsidiary membership interests.

Preferred Stock Conversions

On January 25, 2021, one holder of the Company’s Series D preferred stock converted their shares and was paid the conversion shares and related accumulated dividends, totaling 22,375 Common Stock shares at $1.80 per share.

On February 10, 2021, seven holders of the Company’s Series A and Series D preferred stock converted their shares and were paid the conversion shares, totaling 527,780 Common Stock shares at $1.80 per share.

On February 16, 2021, three holders of the Company’s Series D preferred stock converted their shares and were paid the conversion shares, totaling 97,223 Common Stock shares at $1.80 per share.

Preferred Stock Dividends

On February 19, 2021, the Company paid accumulated dividends to thirty-eight holders of the Company’s Series A, C, D and F preferred stock shares. 260,669 shares of the Company’s Common Stock shares were issued at a price range of $1.80 to $1.81 in accordance with the underlying certificates of designation.

Warrant Exercises

On February 11, 2021, one warrant holder exercised their warrant and received 102,249 Common Stock shares in accordance with the warrant agreement.

On February 12, 2021, one warrant holder exercised their warrant and received 46,222 Common Stock shares in accordance with the warrant agreement.

Other Common Stock Issuances

On January 8, 2021 the Company issued 72,000 restricted Common Stock shares to a vendor at the market rate during the course of the service period in accordance with the fee agreement between the vendor and the Company for services rendered.

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2020 and 2019

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

The following pages present the Company’s condensed consolidating balance sheet as of December 31, 2020 and 2019, the condensed consolidating statements of operations for the years ended December 31, 2020 and 2019, and condensed consolidating cash flows for the years ended December 31, 2020 and 2019 of Entsorga West Virginia LLC and the Parent consolidated with other Company subsidiaries not subject to the WVEDA Solid Waste Disposal Revenue Bond restrictions and the elimination entries necessary to present the Company’s financial statements on a consolidated basis. The following condensed consolidating financial information should be read in conjunction with the Company's consolidated financial statements.

Condensed Consolidating Balance Sheet as of December 31, 2020

	Parent and other Subsidiaries	Entsorga West Virginia LLC	Eliminations	Consolidated
Assets
Cash	$2,379,927	$23,932	$-	$2,403,859
Restricted cash	-	1,884,691	-	1,884,691
Other current assets	10,083,207	451,797	(8,081,573)	2,453,431
Current assets	12,463,134	2,360,420	(8,081,573)	6,741,981
Restricted cash	-	2,607,945	-	2,607,945
HEBioT facility and other fixed assets	1,329,721	35,928,259	-	37,257,980
Operating lease right of use assets	380,082	885,965	-	1,266,047
MBT facility development and license costs	6,402,971	1,669,500	-	8,072,471
Investment in subsidiaries and intercompany accounts	11,206,805	-	(10,495,503)	711,302
Other assets	28,699	-	-	28,699
Total assets	$31,811,412	$43,452,089	$(18,577,076)	$56,686,425

Liabilities and stockholders’ equity
Line of credit	$1,498,975	$-	$-	$1,498,975
Current portion of Debts and Bonds	4,826,482	2,860,000	-	7,686,482
Other current liabilities	5,008,949	12,236,658	(8,081,573)	9,164,034
Current liabilities	11,334,406	15,096,658	(8,081,573)	18,349,491
Notes payable and other debts	1,168,868	-	-	1,168,868
Accrued interest	1,807,857	-	-	1,807,857
Non-current lease liabilities	270,228	946,633	-	1,216,861
WV EDA bonds	-	28,476,359	-	28,476,359
Liabilities to non-controlling interests to be settled in subsidiary membership units	(333,136)	1,918,948	-	1,585,812
Total liabilities	14,248,223	46,438,598	(8,081,573)	52,605,248
Redeemable preferred stock	626,553	-	-	626,553
Stockholders’ equity:
Attributable to parent	15,772,770	(2,986,509)	(10,472,303)	2,313,958
Attributable to non-controlling interests	1,163,866	-	(23,200)	1,140,666
Stockholders’ equity	16,936,636	(2,986,509)	(10,495,503)	3,454,624
Total liabilities and stockholders’ equity	$31,811,412	$43,452,089	$(18,577,076)	$56,686,425

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2020 and 2019

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2020

	Parent and other Subsidiaries	Entsorga West Virginia LLC	Eliminations	Consolidated
Revenue	$4,000,546	$1,878,107	$-	$5,878,653
Operating expenses
HEBioT	-	3,571,314	-	3,571,314
Rental, service and maintenance	856,751	-	-	856,751
Equipment	1,224,185	-	-	1,224,185
Selling, general and administrative	6,387,587	2,232,542	-	8,620,129
Impairment	-	975,420	-	975,420
Depreciation and amortization	496,645	1,810,388	-	2,307,033
Total operating expenses	8,965,168	8,589,664	-	17,554,832
Loss from operations	(4,964,622)	(6,711,557)	-	(11,676,179)
Other (income) expenses, net	1,439,865	2,625,795	-	4,065,660
Net loss	$(6,404,487)	$(9,337,352)	$-	$(15,741,839)

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2020

	Parent and other Subsidiaries	Entsorga West Virginia LLC	Eliminations	Consolidated
Cash flows used in operating activities:
Net loss	$(6,404,487)	$(9,337,352)	$-	$(15,741,839)
Non-cash adjustments to reconcile net loss to net cash used in operations	2,917,090	2,952,697	-	5,869,787
Changes in operating assets and liabilities	(6,317,997)	7,431,842	-	1,113,845
Net cash used in operations	(9,805,394)	1,047,187	-	(8,758,207)

Cash flow used in investing activities:
Construction of HEBioT facility and acquisitions of equipment	(3,538)	(220,045)	-	(223,583)
Investment in unconsolidated affiliate	(650,000)	-	-	(650,000)
Other investing activities	(143,067)	-	-	(143,067)
Net cash used in investing activities	(796,605)	(220,045)	-	(1,016,650)

Cash flows from financing activities:
Issuances of debt and equity	11,144,230	-	-	11,144,230
Repayments of debt	(4,605)	-	-	(4,605)
Net cash provided by financing activities	11,139,625	-	-	11,139,625
Effect of exchange rate on cash	(5,225)	-	-	(5,225)
Cash – beginning of period (restricted and unrestricted)	1,847,526	3,689,426	-	5,536,952
Cash – end of period (restricted and unrestricted)	$2,379,927	$4,516,568	$-	$6,896,495

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2020 and 2019

Condensed Consolidating Balance Sheet as of December 31, 2019

	Parent and other Subsidiaries	Entsorga West Virginia LLC	Eliminations	Consolidated
Assets
Cash	$1,847,526	$-	$-	$1,847,526
Restricted cash	-	1,133,581	-	1,133,581
Other current assets	1,697,910	1,116,821	(64,669)	2,750,062
Current assets	3,545,436	2,250,402	(64,669)	5,731,169
Restricted cash	-	2,555,845	-	2,555,845
HEBioT facility and other fixed assets	1,753,730	37,392,601	-	39,146,331
Operating lease right of use assets	48,021	897,026	-	945,047
MBT facility development and license costs	6,254,429	1,795,500	-	8,049,929
Investment in subsidiaries	10,864,783	-	(10,864,783)	-
Goodwill	-	58,000	-	58,000
Other assets	53,726	-	-	53,726
Total assets	$22,520,125	$44,949,374	$(10,929,452)	$56,540,047

Liabilities and stockholders’ equity
Line of credit	$1,479,848	$-	$-	$1,479,848
Current portion of WV EDA Bonds	-	1,390,000	-	1,390,000
Other current liabilities	2,387,916	6,475,985	(650,894)	8,213,007
Current liabilities	3,867,764	7,865,985	(650,894)	11,082,855
Notes payable and other debts	5,118,125	-	-	5,118,125
Accrued interest	1,510,193	-	-	1,510,193
Non-current lease liabilities	-	915,170	-	915,170
WV EDA bonds	-	29,817,426	-	29,817,426
Total liabilities	10,496,082	38,598,581	(650,894)	48,443,769
Redeemable preferred stock	726,553	-	-	726,553
Stockholders’ equity:
Attributable to parent	2,024,143	-	-	2,024,143
Attributable to non-controlling interests	9,273,347	6,350,793	(10,278,558)	5,345,582
Stockholders’ equity	11,297,490	6,350,793	(10,278,558)	7,369,725
Total liabilities and stockholders’ equity	$22,520,125	$44,949,374	$(10,929,452)	$56,540,047

Condensed Consolidating Statement of Operations for the year ended December 31, 2019

	Parent and other Subsidiaries	Entsorga West Virginia LLC	Eliminations	Consolidated
Revenue	$3,108,377	$1,111,071	$-	$4,219,448
Operating expenses
HEBioT	-	2,064,139	-	2,064,139
Rental, service and maintenance	784,291	-	-	784,291
Equipment sales	113,063	-	-	113,063
Selling, general and administrative	6,097,817	965,874	-	7,063,691
Depreciation and amortization	495,709	1,233,769	-	1,729,478
Total operating expenses	7,490,880	4,263,782	-	11,754,662
Loss from operations	(4,382,503)	(3,152,711)	-	(7,535,214)
Other expenses, net	688,621	2,056,226	-	2,744,847
Net loss	$(5,071,124)	$(5,208,937)	$-	$(10,280,061)

BioHiTech Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of and for the Years Ended December 31, 2020 and 2019

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

BioHiTech Global, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioHiTech Global, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders’ equity for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Description of the Matter

Impairment of Long- Lived Assets

As described in Notes 2, 6 and 7 of the consolidated financial statements, the Company’s long-lived assets balance was $35,946,225 associated with the HEBioT facility and $8,072,471 associated with the future license and capitalized MBT facility costs. The Company assesses potential impairments to its long-lived assets if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying value is not recoverable by future cash flows, impairment charges are measured based on the excess of carrying value over the fair value. Fair value is determined as the sum of the future cash flows through the estimated useful live of the assets.  Management determined that the estimated undiscounted cash flows of the assets exceeded their carrying values and no impairment charge was recognized for the year ended December 31, 2020.

How We Addressed the Matter in Our Audit

Our audit procedures related to long-lived asset impairment assessments to address this critical audit matter included the following:

•	Tested the completeness and accuracy of the data used in the undiscounted cash flow model.
•	Evaluate the appropriateness of the undiscounted cash flow model.
•	Evaluated the Company’s future revenue growth rates by comparing them to historical data, existing contracts and discussions with management to ensure the reasonableness of these forecasts.
•	Perform sensitivity analysis on the undiscounted cash flow model.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2014.

Melville, NY

April 15, 2021