Form 10-Q
period 2021-03-31
BIOHITECH GLOBAL, INC.
filed 2021-05-17
CIK 1590383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	BHTG	NASDAQ Capital Market

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 12, 2021
Common Stock, $0.0001 par value per share	28,348,684

BioHiTech Global, Inc. and Subsidiaries

i

PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue
Equipment sales	$2,266,513	$323,116
Rental, service and maintenance	421,229	471,093
HEBioT	352,548	490,132
Management advisory and other fees (related entity)	-	75,000
Total revenue	3,040,290	1,359,341
Operating expenses
Equipment sales	1,236,016	146,404
Rental, service and maintenance	255,709	260,835
HEBioT processing	677,277	812,427
Selling, general and administrative	1,645,957	1,918,423
Depreciation and amortization	501,833	615,202
Total operating expenses	4,316,792	3,753,291
Loss from operations	(1,276,502)	(2,393,950)
Other (income) expenses
Interest income	(187)	(12,267)
Interest expense	1,028,405	1,012,291
Loss from unconsolidated entity	30,003	-
Total other (income) expenses	1,058,221	1,000,024
Net loss	(2,334,723)	(3,393,974)
Net loss attributable to non-controlling interests	(700,510)	(822,677)
Net loss attributable to Parent	(1,634,213)	(2,571,297)
Other comprehensive income (loss)
Foreign currency translation adjustment	(10,675)	(28,699)
Comprehensive loss	$(1,644,888)	$(2,599,996)

Net loss attributable to Parent	$(1,634,213)	$(2,571,297)
Preferred stock dividends	(182,855)	(177,373)
Net loss attributable to common shareholders	(1,817,068)	(2,748,670)
Net loss per common share - basic and diluted	$(0.07)	$(0.16)
Weighted average number of common shares outstanding - basic and diluted	24,320,618	17,376,507

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,
	2021	December 31,
	(Unaudited)	2020
Assets
Current Assets
Cash	$7,314,056	$2,403,859
Restricted cash	1,884,813	1,884,691
Accounts receivable, net of allowance for doubtful accounts of $166,535 and $151,459 as of March 31, 2021 and December 31, 2020, respectively	1,677,354	1,574,047
Inventory	1,193,463	695,110
Prepaid expenses and other current assets	324,779	184,274
Total Current Assets	12,394,465	6,741,981
Restricted cash	2,608,009	2,607,945
Equipment on operating leases, net	1,191,984	1,311,755
HEBioT facility, equipment, fixtures and vehicles, net	35,514,942	35,946,225
License and capitalized MBT facility development costs	8,067,116	8,072,471
Other assets	1,950,121	2,006,048
Total Assets	$61,726,637	$56,686,425

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$2,835,138	$2,492,606
Accrued expenses and liabilities	2,052,102	2,515,724
Accrued interest payable	692,783	1,279,018
Customer deposits	2,581,184	1,802,725
Current and current portion of notes, bonds, debts and borrowings	11,155,926	10,120,457
Deferred revenue	131,095	138,961
Total Current Liabilities	19,448,228	18,349,491
Noncurrent and noncurrent portion of notes, bonds, debts and borrowings	28,749,479	29,645,227
Accrued interest (related party)	1,814,264	1,807,857
Non-current lease liabilities	1,174,385	1,216,861
Liabilities to non-controlling interests to be settled in subsidiary membership units	-	1,585,812
Total Liabilities	51,186,356	52,605,248
Series A redeemable convertible preferred stock, 333,401 shares designated and issued, and 95,312 and 125,312 outstanding as of March 31, 2021 and December 31, 2020, respectively	476,560	626,553
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 3,209,210 designated; 1,936,214 issued; 807,192 and 848,292 outstanding as of March 31, 2021 and December 31, 2020, respectively:	5,756,272	6,621,576
Common stock, $0.0001 par value, 50,000,000 shares authorized, 28,057,379 and 23,354,130 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	2,806	2,334
Additional paid in capital	68,897,016	60,253,664
Accumulated deficit	(66,463,851)	(64,419,802)
Accumulated other comprehensive (loss)	(154,489)	(143,814)
Stockholders’ equity attributable to Parent	8,037,754	2,313,958
Stockholders’ equity attributable to non-controlling interests	2,025,967	1,140,666
Total Stockholders’ Equity	10,063,721	3,454,624
Total Liabilities and Stockholders’ Equity	$61,726,637	$56,686,425

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,334,723)	$(3,393,974)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	501,833	615,202
Amortization of operating lease right of use assets	19,190	26,462
Provision for bad debts	15,000	31,119
Share based employee and vendor compensation	257,989	280,205
Interest resulting from amortization of financing costs and discounts	97,244	133,355
Loss from unconsolidated entity	30,003	-
Changes in operating assets and liabilities	(526,057)	(207,843)
Net cash used in operating activities	(1,939,521)	(2,515,474)
Cash flow from investing activities:
Purchases of facility, equipment, fixtures and vehicles	(18,402)	(20,849)
MBT facility development costs incurred	(26,145)	(24,509)
Net cash used in investing activities	(44,547)	(45,358)
Cash flows from financing activities:
Proceeds from the sales of common stock	6,895,618	-
Proceeds from the sale of Series F convertible preferred stock units	-	1,495,450
Repayments of long-term debt	(1,075)	(1,460)
Related party advances (repayments), net	-	1,200,000
Net cash provided by financing activities	6,894,543	2,693,990
Effect of exchange rate on cash (restricted and unrestricted)	(92)	(33,572)
Net change in cash (restricted and unrestricted)	4,910,383	99,586
Cash - beginning of period (restricted and unrestricted)	6,896,495	5,536,952
Cash - end of period (restricted and unrestricted)	$11,806,878	$5,636,538

Supplementary cash flow information (cash paid during the periods):
Interest	$1,384,380	$1,387,402
Income taxes	-	-

Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Transfer of inventory to leased equipment	$7,583	$67,604
Accrual of Series A preferred stock dividends	14,098	17,564
Payment of Series A preferred stock dividends in common stock	79,181	25,000
Payment of preferred stock dividends in common stock	390,460	-
Issuance of subsidiary membership interest in exchange for liabilities due non-controlling interest entity	1,918,947	-
Exchange of subsidiary non-controlling interest in exchange for liabilities owed Company by non-controlling interest entity	333,135	-

Reconciliation of Cash and Restricted Cash:
Cash	$7,314,056	$1,934,846
Restricted cash (current)	1,884,813	1,137,714
Restricted cash (non-current)	2,608,009	2,563,978
Total cash and restricted cash at the end of the period	$11,806,878	$5,636,538

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Statement of Stockholders’ Equity Attributable to Parent for the Three Months Ended March 31, 2021:
	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares Outstanding	Amount	Shares Outstanding	Amount	Capital	Comprehensive Other Loss	Accumulated Deficit	Total
Balance at January 1, 2021	722,980	$6,621,576	23,354,130	$2,334	$60,253,664	$(143,814)	$(64,419,802)	$2,313,958
Common stock sold, net of offering costs	-	-	3,416,663	342	6,895,276	-	-	6,895,618
Common stock issued to employee under restricted stock units and vendor for services rendered	-	-	174,512	17	90,703	-	-	90,720
Warrants exercised	-	-	148,471	15	(15)	-	-	-
Sr. A preferred stock conversion, dividend payments and accrual (Sr. A preferred is not included in equity preferred shares)	-	-	127,324	13	229,162	-	(14,098)	215,077
Sr. C preferred stock dividend payment	-	-	44,577	5	80,233	-	(80,238)	-
Sr. D preferred stock conversion and dividend payments	(11,100)	(865,304)	749,321	76	1,104,017	-	(238,789)	-
Sr. F preferred dividend payments	-	-	42,381	4	76,707		(76,711)	-
Share-based employee and director compensation	-	-	-	-	167,269	-	-	167,269
Net loss	-	-	-	-	-	-	(1,634,213)	(1,634,213)
Foreign currency translation adjustment	-	-	-	-	-	(10,675)	-	(10,675)

Balance at March 31, 2021	711,880	$5,756,272	28,057,379	$2,806	$68,897,016	$(154,489)	$(66,463,851)	$8,037,754

Statement of Stockholders’ Equity Attributable to Non-Controlling Interests in Consolidated Subsidiaries for the Three Months Ended March 31, 2021:
	Non-Controlling	Accumulated
	Equity Interest	Deficit	Total
Balance at January 1, 2021	$8,079,585	$(6,938,919)	$1,140,666
Membership units issued to non-controlling member	1,918,946	-	1,918,946
Membership units assigned to BioHiTech by non-controlling member	(333,135)	-	(333,135)
Net loss	-	(700,510)	(700,510)

Balance at March 31, 2021	$9,665,396	$(7,639,429)	$2,025,967

Statement of Stockholders’ Equity Attributable to Parent for the Three Months Ended March 31, 2020:
	Preferred Stock		Common Stock		Additional Paid in	Accumulated Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Other Loss	Deficit	Total
Balance at January 1, 2020	710,869	$5,253,734	17,300,899	$1,730	$49,597,059	$(43,138)	$(52,785,242)	$2,024,143
Series F preferred stock issuance	13,045	1,444,614	-	-	50,836	-	-	1,495,450
Share-based employee and director compensation	-	-	102,500	10	280,195	-	-	280,205
Preferred stock dividends	-	-	13,889	1	24,999	-	(17,564)	7,436
Net loss	-	-	-	-	-	-	(2,571,297)	(2,571,297)
Foreign currency translation adjustment	-	-	-	-	-	28,699	-	28,699

Balance at March 31, 2020	723,914	$6,698,348	17,417,288	$1,741	$49,953,089	$(14,439)	$(55,374,103)	$1,264,636

Statement of Stockholders’ Equity Attributable to Non-Controlling Interests in Consolidated Subsidiaries for the Three Months Ended March 31, 2020:
	Non-Controlling	Accumulated
	Equity Interest	Deficit	Total
Balance at January 1, 2020	$8,079,585	$(2,734,003)	$5,345,582
Net loss	-	(822,677)	(822,677)

Balance at March 31, 2020	$8,079,585	$(3,556,680)	$4,522,905

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2021 and 2020 and as of March 31, 2021 and December 31, 2020

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

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2020, which contains the audited financial statements and notes thereto, for the years ended December 31, 2020 and 2019 included within the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 16, 2021. The financial information as of December 31, 2020 presented hereto is derived from the audited consolidated financial statements presented in the Company’s audited consolidated financial statements for the year ended December 31, 2020. The interim results for the three months ended March 31, 2021 is not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

As of March 31, 2021 and December 31, 2020, the Company’s active wholly-owned subsidiaries were BioHiTech America, LLC, BioHiTech Europe Limited, BHT Financial, LLC and BHT Renewables LLC (formerly E.N.A. Renewables LLC), and its controlled subsidiary was Refuel America LLC (68.2% and 60%, respectively)) and its wholly-owned subsidiaries Apple Valley Waste Technologies Buyer, Inc., Apple Valley Waste Technologies, LLC, New Windsor Resource Recovery LLC and Rensselaer Resource Recovery LLC and its controlled subsidiary Entsorga West Virginia LLC (93.5% and 88.7%, respectively). As each of these subsidiaries operate as environmental-based service companies, we did not deem segment reporting necessary.

Reclassifications to certain prior period amounts have been made to conform to current period presentation. These reclassifications have no effect on previously reported net loss.

Going Concern and Liquidity - For the three months ended March 31, 2021, the Company had a consolidated net loss of $2,334,723, incurred a consolidated loss from operations of $1,276,502 and used net cash in consolidated operating activities of $1,939,521. At March 31, 2021, consolidated total stockholders’ equity amounted to $10,063,721, consolidated stockholders’ equity attributable to parent amounted to $8,037,754, and the Company had a consolidated working capital deficit of $7,053,763. While the Company had not met certain of its senior secured note’s financial covenants as of March 31, 2021 and has received a waiver for such non-compliance through March 31, 2021, until such time as the Company regains compliance or receives a waiver of such covenants for a year beyond the balance sheet date, under current GAAP accounting rules, the senior secured note amounting to $4,582,003 has been classified as current debt. The Company does not yet have a history of financial profitability. On February 19, 2021, the Company entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc., which during the first quarter of 2021 the Company raised $6,895,618 in net proceeds from the sale of 3,416,663 shares of common stock. There is no assurance that the Company will continue to raise sufficient capital or debt to sustain operations or to pursue other strategic initiatives or that such financing will be on terms that are favorable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2021 and 2020 and as of March 31, 2021 and December 31, 2020

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

Note 2. Summary of Significant Accounting Policies

The condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the SEC on a consistent basis with and should be read in conjunction with our audited financial statements for the year ended December 31, 2020. Certain information has been condensed or omitted as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading.

Recent Accounting Pronouncements:

The Company has not implemented any recent accounting pronouncements during the three months ended March 31, 2021.

The Company has not implemented the following accounting standards:

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This standard requires an allowance to be recorded for all expected credit losses for certain financial assets. The new standard introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments. ASU 2016-13 is effective for public companies for interim and annual period beginning December 15, 2022. Entities are required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company has not yet adopted this update and is currently evaluating the effect this new standard will have on its financial condition and results of operations.

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

Note 3. Equipment on Operating Leases, net

Equipment on operating leases consist of the following:

	March 31,	December 31,
	2021	2020
Leased equipment	$3,044,706	$3,066,359
Less: accumulated depreciation	(1,852,722)	(1,754,604)
Total Equipment on Operating Leases, net	$1,191,984	$1,311,755

The Company is a lessor of digester units under non-cancellable operating lease agreements expiring through January 2026.

During the three months ended March 31, 2021 and 2020, revenue under the agreements, which is included in rental, service and maintenance revenue, amounted to $320,605 and $386,254, respectively. During the three months ended March 31, 2021 and 2020, depreciation expense amounted to $114,792 and $115,866, respectively.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2021 and 2020 and as of March 31, 2021 and December 31, 2020

The minimum future estimated contractual payments to be received under these leases as of March 31, 2021 is as follows:

Year ending December 31,
2021, remaining period	$837,168
2022	833,674
2023	515,376
2024	226,663
2025 and thereafter	41,582
$2,454,463

Note 4. HEBioT facility, equipment, fixtures and vehicles, net

HEBioT facility, equipment, fixtures and vehicles, net consist of the following:

	March 31, 2021	December 31, 2020
HEBioT facility	$31,177,426	$31,172,856
HEBioT equipment	7,491,500	7,579,059
Computer software and hardware	115,401	115,374
Furniture and fixtures	48,196	48,196
Vehicles	50,319	50,319
	38,882,842	38,965,804
Less: accumulated depreciation and amortization	(3,367,900)	(3,019,579)
Total HEBioT facility, equipment, fixtures and vehicles, net	$35,514,942	$35,946,225

Note 5. MBT Facility Development and License Costs

MBT Facility Development and License Costs consist of the following:

	March 31, 2021	December 31, 2020
MBT Projects
Rensselaer, NY - Survey, engineering and legal	$409,916	$383,771

Technology Licenses
Future site	6,019,200	6,019,200
Martinsburg, West Virginia, net of $252,000 and $220,500 of amortization as of March 31, 2021 and December 31, 2020, respectively	1,638,000	1,669,500
Total Technology Licenses	7,657,200	7,688,700
Total MBT Facility Development and License Costs	$8,067,116	$8,072,471

MBT Facility Development Costs - During 2018, the Company commenced initial development of a project in Rensselaer, NY. On August 10, 2020 the NYSDEC, by letter, informed the Company that the application had been initially denied. The Company disagrees with this decision, and as is part of the process, has exercised its right to appeal the NYSDEC findings.

Note 6. Other Assets

Other assets consist of:

	March 31, 2021	December 31, 2020
Right of use assets	$1,246,857	$1,266,047
Investment in East Shore Port Ventures LLC	681,299	711,302
Digester distribution agreements	13,465	20,199
Deposits	8,500	8,500
Total Other Assets	$1,950,121	$2,006,048

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2021 and 2020 and as of March 31, 2021 and December 31, 2020

Note 7. Notes, Bonds, Debts and Borrowings

Notes, Bonds, Debts and Borrowings consist of the following:

	March 31, 2021						December 31, 2020
	Unpaid		Net
	Face	Net	Deferred	Carrying		Non-		Non-
	Amount	Discounts	Costs	Balance	Current	Current	Current	Current
Demand note, line of credit	$1,500,000	$-	$(512)	$1,499,488	$1,499,488	$-	$1,498,975	$-
Advance from related party	935,000	-	-	935,000	935,000	-	935,000	-
Senior secured note	5,000,000	(368,462)	(49,535)	4,582,003	4,582,003	-	4,494,424	-
Payroll Protection Program note	421,300	-	-	421,300	-	421,300	327,678	93,622
Junior note due to related party	1,044,477	(67,474)	-	977,003	-	977,003	-	971,426
Note payable	100,000	-	-	100,000	100,000	-	-	100,000
WV EDA senior secured bonds	33,000,000	-	(1,616,515)	31,383,485	4,035,000	27,348,485	2,860,000	28,476,359
Long term debts, remaining balances	7,126	-	-	7,126	4,435	2,691	4,380	3,820
Total Notes, Bonds, Debts and Borrowings	$42,007,903	$(435,936)	$(1,666,562)	$39,905,405	$11,155,926	$28,749,479	$10,120,457	$29,645,227

Contractual maturities and sinking fund payments of Notes, Bonds, Debts and Borrowings, based on face amounts, are as follows:

	2021,				2025 and
	remaining	2022	2023	2024	thereafter	Total
Demand note, line of credit	$1,500,000	$-	$-	$-	$-	$1,500,000
Advance from related party	935,000	-	-	-	-	935,000
Senior secured note	1,875,000	2,500,000	625,000	-	-	5,000,000
Payroll Protection Program note	-	421,300	-	-	-	421,300
Junior note due to related party	-	-	-	1,044,477	-	1,044,477
Note payable	-	100,000	-	-	-	100,000
WV EDA senior secured bonds	2,860,000	1,175,000	1,265,000	1,360,000	26,340,000	33,000,000
Long term debts, remaining balances	3,305	3,821	-	-	-	7,126
Total Notes, Bonds, Debts and Borrowings	$7,173,305	$4,200,121	$1,890,000	$2,404,477	$26,340,000	$42,007,903

Company did not met certain of its senior secured note’s financial covenants as of March 31, 2021 and December 31, 2020, the Company and has received a waiver for such non-compliance through March 31, 2021. Despite its current compliance under the waiver, until such time as the Company regains compliance or receives a waiver of such covenants for a year beyond the balance sheet date, under current GAAP accounting rules the senior secured note amounting to $4,582,003 has been classified as current debt.

The WVEDA Bonds agreement and indenture of trust place restrictions on the Borrower and its members regarding additional encumbrances on the property, disposition of the property, and limitations on equity distributions. The loan agreement also provides for financial covenants, which became effective on September 30, 2019. As of March 31, 2021 and December 31, 2020 the Company was not in compliance with all of the financial covenants and subsequently was in default on principal repayments due in 2020 and 2021 and has entered into a forbearance agreement with the bond trustee that provides, they will not accelerate the repayment of the bonds due to the defaults through April 1, 2022.

Note 8. Equity and Equity Transactions

The Company has 50,000,000 shares of its $0.0001 par common stock and 10,000,000 shares of blank check preferred stock authorized by its shareholders. As of March 31, 2021 and December 31, 2020, 28,057,379 and 23,354,130 shares of common stock have been issued; and 3,209,210 of preferred stock have been designated in five series of shares, which have a total of $1,463,751 in accumulated, but undeclared preferential dividends as of March 31, 2021, as follows:

					Outstanding		Carrying Amount
			Stated	Conversion	March 31,	December 31,	March 31,	December 31,
	Designated	Issued	Value	Rate	2021	2020	2021	2020
Series A Convertible*	333,401	333,401	$5.00	$1.80	95,312	125,312	$476,560	$626,553
Series B Convertible	1,111,200	428,333	5.00	1.80	-	-	-	-
Series C Convertible	1,000,000	427,500	10.00	1.80	427,500	427,500	3,050,142	3,050,142
Series D Convertible	20,000	18,850	100.00	1.80	6,250	17,350	500,392	1,365,696
Series E Convertible	714,519	714,519	2.64	2.64	264,519	264,519	698,330	698,330
Series F Convertible	30,090	13,611	115.00	1.81	13,611	13,611	1,507,408	1,507,408
Total preferred stock	3,209,210	1,936,214			807,192	848,292	$6,232,832	$7,248,129
Excluding Series A*							$5,756,272	$6,621,576

*The Series A convertible shares are redeemable and is presented as temporary equity in the condensed consolidated balance sheet.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2021 and 2020 and as of March 31, 2021 and December 31, 2020

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

Sale of registered common shares — During the three months ended March 31, 2021, registered share activity was comprised of the following transactions.

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

During the three months ended March 31, 2021, through a series of transactions, the Company has sold 3,416,663 shares of its common stock under the Sales Agreement at an average price per share of $2.11. The net proceeds to the Company from the offering were:

Gross proceeds	$7,211,729
Less:
Agent’s fees	(216,388)
Legal fees	(80,671)
Accounting fees	(18,180)
Filing and other fees	(872)
Net proceeds to the Company	$6,895,618

During the three months ended March 31, 2021, one participant from the Company’s stock incentive plans, was issued 102,512 shares of common stock pursuant to a restricted stock unit agreement. The shares were registered under the Company’s registration statement on Form S-8 (Registration Statement No. 333-225999).

Sale/issuance of unregistered common shares — During the three months ended March 31, 2021, unregistered share activity was comprised of the following transactions.

On January 8, 2021, the Company issued 72,000 shares of unregistered common stock to a vendor at market ($90,720) in connection with services rendered.

During the three months ended March 31, 2021, two holders of common stock warrants exercised their warrants in cashless exercises resulting in the issuance of 148,471 shares of common stock. These unregistered shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D promulgated thereunder (“Regulation D Exemption”).

During the three months ended March 31, 2021, as provided in the Condensed Consolidated Statements of Changes in Stockholders’ Equity, the Company issued 921,222 shares of common stock, under Regulation D Exemption, to shareholders of the Company’s Series A, C and D convertible preferred stock in connection: with the conversion of 11,100 shares of preferred stock, and the payment of accrued and accumulated dividends in accordance with the terms of the preferred stock Certificates of Designation.

During the three months ended March 31, 2021, as provided in the Condensed Consolidated Statements of Changes in Stockholders’ Equity, the Company issued 42,381 shares of common stock, to shareholders of the Company’s Series F convertible preferred stock in connection the payment of accumulated dividends in accordance with the terms of the preferred stock Certificate of Designation.

Warrants — In connection with the issuance of convertible debt, preferred and common stock and in connection with services provided, the Company has warrants to acquire 3,599,767 shares of the Company’s common stock outstanding as of March 31, 2021, as follows:

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2021 and 2020 and as of March 31, 2021 and December 31, 2020

Expiring During the Year Ending December 31,	Warrant Shares	Exercise Price per Share	Weighted Average Exercises Price per Share
2021	792,733	$3.30 to $3.75	$3.31
2022	1,198,149	$1.80 to $5.00	2.94
2023	740,749	$1.80	1.80
2024	269,293	$1.80	1.80
2025	598,843	$1.31 to $2.25	1.80

The following table summarizes the outstanding warrant activity for the three months ended March 31, 2021:

Outstanding, January 1, 2021	4,776,361
Exercised – cashless exercise warrant shares in payment of warrants	(119,029)
Exercised – cashless common shares issued	(148,471)
Expired	(909,094)
Outstanding, March 31, 2021	3,599,767

Equity Incentive Plans — The Company has two shareholder approved equity incentive plans. There were no grants or awards during the three months ended March 31, 2021. The following provides the compensation expense by award type and by classification in the condensed consolidated statements of operations and comprehensive loss:

	Three months ended March 31,
	2021	2020
Stock options	$16,361	$48,460
Restricted stock	150,908	231,745
Total	$167,269	$280,205

Rental, service and maintenance	$2,051	$3,317
Selling, general and administrative	165,218	276,888
Total	$167,269	$280,205

Non-controlling Interest Transactions — Effective March 19, 2021, the Company and its Refuel America LLC subsidiaries concluded an agreement with Apple Valley Waste Services, Inc. and its parent company Gold Medal Holdings, Inc. and Gold Medal Group, LLC (the Company’s co-investor in Refuel America, LLC) whereby, leading up to the effective date, during 2020 EWV offset its accounts receivable amounting to $1,487,835 due from the AVWS entities against $1,487,835 in EWV accounts payable to AVWS entities and AVWS entities offset its accounts receivable amounting to $1,487,835 due from the EWV against $1,487,835 in AVWS entities accounts payable to EWV. Following the offsetting, EWV continued to owe AVWS $1,918,947, which the parties agreed to convert into 3,198.24 convertible preferred units of EWV, which were issued as of the effective date. In connection with this transaction AVWS made claims for amounts owed in excess of what had been recognized by EWV and in connection with this settlement agreement, EWV recognized an expense of $646,196 relating to this transaction during the year ended December 31, 2020.

AVWS exchanged the EWV convertible preferred units for 1,918,947 each of preferred and class A units of Refuel, of which AVWS assigned 333,135.33 each of preferred and class A units of Refuel in settlement of a debt owed to the Company amounting to $333,135.

As of December 31, 2020, the $1,585,812 net non-controlling ownership interest resulting from this transaction is reflected in the Company’s financial statements as a non-current liability – Liabilities to non-controlling interests to be settled in subsidiary membership interests. During the three months ended March 31, 2021, this $1,585,812 has been reflected as a capital contribution to non-controlling equity interests.

Note 9. Leases

The Company did not enter into or modify any existing leases during the three months ended March 31, 2021. The current portion of the lease liabilities of $214,281 is included in accrued expenses and liabilities. Maturities of lease liabilities under these leases, which have a weighted average remaining term of 19.7 years, as of March 31, 2021 is:

Year Ending December 31,
2021	$185,776
2022	217,571
2023	219,140
2024	220,732
2025 and thereafter	2,912,917
Total lease payments	3,756,136
Less imputed interest	(2,369,470)
Present value of lease liabilities	$1,386,666

Total lease costs under operating leases amounted to $57,129 and $55,356 and total operating cash flows for operating leases amounting to $46,034 and $51,406 for the three months ended March 31, 2021 and 2020, respectively.

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020 and as of March 31, 2021 and December 31, 2020

Note 10. Commitments and Contingencies

During the three months ended March 31, 2021 the Company was involved in the following legal matter.

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

From time to time, the Company may be involved in other legal matters arising in the ordinary course of business. While the Company believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is, or could be, involved in litigation, will not have a material adverse effect on its business, financial condition or results of operations

Note 11. Revenue

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

Disaggregation of Revenue — The disaggregation of revenue is as follows:

	Three Months Ended March 31,
	2021	2020
Revenue Type:
Revenue recognized over time:
Rental of digesters	$320,605	$386,254
Revenue recognized at a point in time:
Services	292,117	601,433
Product sales	2,427,568	371,654
Total	$3,040,290	$1,359,341

Note 12. Risk Concentrations

The Company operates as a single segment on a worldwide basis through its subsidiaries, resellers and independent sales agents. Gross revenues and net non-current tangible assets on a domestic and international basis are as follows:

	United States	International	Total
2021:
Revenue, for the three months ended March 31, 2021	$2,957,270	$83,020	$3,040,290
Non-current tangible assets, as of March 31, 2021	36,436,370	279,056	36,715,426
2020:
Revenue, for the three months ended March 31, 2020	$1,225,910	$133,431	$1,359,341
Non-current tangible assets, as of December 31, 2020	36,972,067	294,413	37,266,480

Major customers — During the three months ended March 31, 2021, one customer represented at least 10% of revenues, accounting for 75.0% of revenues. During the three months ended March 31, 2020, one customer represented at least 10% of revenues, accounting for 35.9% (Gold Medal Group, LLC, an affiliated entity, “GMG”) of revenues.

As of March 31, 2021, one customer represented at least 10% of accounts receivable, accounting for 69.4% of accounts receivable. As of December 31, 2020 two customers represented at least 10% of accounts receivable, accounting for 50.6% and 11.7% (GMG) of accounts receivable.

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020 and as of March 31, 2021 and December 31, 2020

Vendor concentration — During the three months ended March 31, 2021, three vendors represented at least 10% of costs of revenue, accounting for 24.7%, 22.5% and 19.2% of costs of revenue. During the three months ended March 31, 2020, one vendor represented at least 10% of costs of revenue, accounting for 24.5% (GMG).

As of March 31, 2021 and December 31, 2020, no vendors represented at least 10% of accounts payable.

Affiliate relationship — GMG owns a 31.8% interest in Refuel America, LLC, a consolidated subsidiary of the Company. GMG’s subsidiaries, which are not consolidated in the Company’s financial statements have several business relationships with the Company and its subsidiaries that result in revenues and expenses noted above.

Note 13. Related Party Transactions

Related parties include Directors, Senior Management Officers, and shareholders, plus their immediate family, who own a 5% or greater ownership interest at the time of a transaction. Related parties also include GMG and its subsidiaries as a result of its interest in Refuel America, LLC (“Refuel”), a consolidated entity of the Company.

The tables below presents the face amount of direct related party assets and liabilities and other transactions or conditions as of or during the periods indicated.

		March 31, 2021	December 31, 2020
Assets:
Accounts receivable	(a) (b)	$8,781	$206,352
Intangible assets, net, included in other assets	(c)	13,465	20,199
Liabilities:
Accounts payable	(c) (d) (e) (f)	224,561	294,040
Accrued interest payable	(h)	226,066	196,033
Accrued liabilities	(j)	917,420	917,420
Long term accrued interest	(g)	1,814,264	1,807,857
Advance from related party	(h)	935,000	935,000
Junior promissory note	(g)	977,003	971,426
Liabilities to non-controlling interests to be settled in subsidiary membership units	(k)	-	1,585,812
Other:
Line of credit guarantee	(i)	1,499,488	1,498,975

		Three Months Ended March 31,
		2021	2020
Management advisory and other fees	(a)	$-	$75,000
HEBioT revenue	(b)	154,326	406,958
Operating expenses - HEBioT	(d)	26,819	298,803
Operating expenses - Selling, general and administrative	(e)	-	25,156
Operating expenses - Selling, general and administrative	(c) (f)	18,750	110,650
Interest expense	(g)	101,462	97,948
Debt guarantee fees	(i)	16,875	16,875

Summary notes:

a -	Management Advisory Fees	f -	Business Services Fees
b -	HEBioT Disposal Revenues	g -	Junior Promissory Note
c -	Distribution Agreement	h -	Advances from Related Parties
d -	Disposal costs	i -	Line of Credit
e -	Facility Lease	j -	Claims by Related Party

Note 14. Subsequent Events

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

On April 29, 2021, the holder of the Company’s Series E convertible preferred stock, a related party, converted their remaining 264,519 share of the preferred stock into registered (Registration Statement on Form S-3 No. 333-229093) common stock at $2.64 per share.

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2021 and 2020 and as of March 31, 2021 and December 31, 2020

Note 15. Condensed Consolidating Financial Information

The WVEDA Solid Waste Disposal Revenue Bond obligations of Entsorga West Virginia LLC are not guaranteed by its members, including the Company, however the membership interests of Entsorga West Virginia LLC are pledged, and the debt agreements provide restrictions prohibiting distributions to the members, including equity distributions or providing loans or advances to the members.

The following pages present the Company’s condensed consolidating balance sheet as of March 31, 2021, the condensed consolidating statements of operations for the three months ended March 31, 2021 and 2020, and condensed consolidating cash flows for the three months ended March 31, 2021 and 2020 of Entsorga West Virginia LLC and the Parent consolidated with other Company subsidiaries not subject to the WVEDA Solid Waste Disposal Revenue Bond restrictions and the elimination entries necessary to present the Company’s financial statements on a consolidated basis. The following condensed consolidating financial information should be read in conjunction with the Company's consolidated financial statements.

Condensed Consolidating Balance Sheet as of March 31, 2021

	Parent and other Subsidiaries	Entsorga West Virginia LLC	Eliminations	Consolidated
Assets
Cash	$7,183,656	$130,400	$-	$7,314,056
Restricted cash	-	1,884,813	-	1,884,813
Other current assets	6,750,858	248,251	(3,803,513)	3,195,596
Current assets	13,934,514	2,263,464	(3,803,513)	12,394,465
Restricted cash	-	2,608,009	-	2,608,009
HEBioT facility and other fixed assets	1,207,138	35,499,788	-	36,706,926
MBT facility development and license costs	6,429,116	1,638,000	-	8,067,116
Other assets	1,066,461	883,660	-	1,950,121
Total assets	$22,637,229	$42,892,921	$(3,803,513)	$61,726,637

Liabilities and stockholders’ equity
Notes, bonds, debts and borrowings	$7,120,926	$4,035,000	$-	$11,155,926
Other current liabilities	5,207,774	6,888,041	(3,803,513)	8,292,302
Current liabilities	12,328,700	10,923,041	(3,803,513)	19,448,228
Notes, bonds, debts and borrowings	1,654,731	28,269,133	-	29,923,864
Accrued interest	1,814,264	-	-	1,814,264
Total liabilities	15,797,695	39,192,174	(3,803,513)	51,186,356
Redeemable preferred stock	476,560	-	-	476,560
Stockholders’ equity:
Attributable to parent	6,362,974	3,700,747	(2,025,967)	8,037,754
Attributable to non-controlling interests	-	-	2,025,967	2,025,967
Stockholders’ equity	6,362,974	3,700,747	-	10,063,721
Total liabilities and stockholders’ equity	$22,637,229	$42,892,921	$(3,803,513)	$61,726,637

Condensed Consolidating Statement of Operations for the three months ended March 31, 2021

	Parent and other Subsidiaries	Entsorga West Virginia LLC	Eliminations	Consolidated
Revenue	$2,687,742	$352,548	$-	$3,040,290
Operating expenses
Equipment	1,236,016	-	-	1,236,016
Rental, service and maintenance expense	255,709	-	-	255,709
HEBioT	-	677,277	-	677,277
Selling, general and administrative	1,255,198	390,759	-	1,645,957
Depreciation and amortization	124,851	376,982	-	501,833
Total operating expenses	2,871,774	1,445,018	-	4,316,792
Loss from operations	(184,032)	(1,092,470)	-	(1,276,502)
Other (income) expenses, net	390,338	667,883	-	1,058,221
Net loss	$(574,370)	$(1,760,353)	$-	$(2,334,723)

BioHiTech Global, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2021 and 2020 and as of March 31, 2021 and December 31, 2020

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2021

	Parent and other Subsidiaries	Entsorga West Virginia LLC	Eliminations	Consolidated
Cash flows used in operating activities:
Net loss	$(574,370)	$(1,760,353)	$-	$(2,334,723)
Non-cash adjustments to reconcile net loss to net cash used in operations	520,832	400,427	-	921,259
Changes in operating assets and liabilities	(2,011,040)	1,484,983	-	(526,057)
Net cash used in operations	(2,064,578)	125,057	-	(1,939,521)

Cash flow used in investing activities:
Purchases (sales) of facility, equipment, fixtures and vehicles	-	(18,402)	-	(18,402)
Other investing activities	(26,145)	-	-	(26,145)
Net cash used in investing activities	(26,145)	(18,402)	-	(44,547)

Cash flows from financing activities:
Issuances of debt and equity	6,895,618	-	-	6,895,618
Repayments of debt	(1,075)	-	-	(1,075)
Net cash provided by financing activities	6,894,543	-	-	6,894,543
Effect of exchange rate on cash	(92)	-	-	(92)
Cash – beginning of period (restricted and unrestricted)	2,379,927	4,516,568	-	6,896,495
Cash – end of period (restricted and unrestricted)	$7,183,655	$4,623,223	$-	$11,806,878

Condensed Consolidating Statement of Operations for the three months ended March 31, 2020

	Parent and other Subsidiaries	Entsorga West Virginia LLC	Eliminations	Consolidated
Revenue	$869,209	$490,132	$-	$1,359,341
Operating expenses
HEBioT	-	812,427	-	812,427
Rental, service and maintenance expense	260,835	-	-	260,835
Equipment	146,404	-	-	146,404
Selling, general and administrative	1,668,780	249,643	-	1,918,423
Depreciation and amortization	124,733	490,469	-	615,202
Total operating expenses	2,200,752	1,552,539	-	3,753,291
Loss from operations	(1,331,543)	(1,062,407)	-	(2,393,950)
Other (income) expenses, net	348,228	651,796	-	1,000,024
Net loss	$(1,679,771)	$(1,714,203)	$-	$(3,393,974)

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2020

	Parent and other Subsidiaries	Entsorga West Virginia LLC	Eliminations	Consolidated
Cash flows used in operating activities:
Net loss	$(1,679,771)	$(1,714,203)	$	$(3,393,974)
Non-cash adjustments to reconcile net loss to net cash used in operations	550,567	535,776		1,086,343
Changes in operating assets and liabilities	(1,433,781)	1,225,938		(207,843)
Net cash used in operations	(2,562,985)	47,511		(2,515,474)

Cash flow used in investing activities:
Purchases of construction in-progress, equipment, fixtures and vehicles	(2,649)	(18,200)		(20,849)
Other investing activities	(24,509)	-		(24,509)
Net cash used in investing activities	(27,158)	(18,200)		(45,358)

Cash flows from financing activities:
Issuances of debt and equity	2,695,450	-		2,695,450
Repayments of debt	(1,460)	-		(1,460)
Net cash provided by financing activities	2,693,990	-		2,693,990
Effect of exchange rate on cash	(33,572)	-		(33,572)
Cash – beginning of period (restricted and unrestricted)	1,847,526	3,689,426		5,536,952
Cash – end of period (restricted and unrestricted)	$1,917,803	$3,718,735	$	$5,636,538

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on April 16, 2021.

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

On January 30, 2020 the Company announced a purchase contract to provide its Revolution Series of Digesters to Carnival Corporation that the Company estimated with a value of $14 million over a two-year period. While the contract was delayed in 2020 as a result of the COVID-19 pandemic, sales and deliveries of digesters have been robust since the fourth quarter of 2020.

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

New Product Offering

In addition to the Company’s products focused on reducing the environmental impact of the waste management industry through the development and deployment of cost-effective technology solutions, as a result of symmetry with our customers and prospects and a new demand for post-COVID environmental technologies, in 2020 the Company entered into a distribution agreement with Altapure, LLC, to distribute its patented line of ultrasonic based disinfecting, environmentally-friendly, automated and touchless high-level sub-micron aerosol disinfection system. The Company recognized its first sale under this agreement in October 2020.

Results of operations for the three months ended March 31, 2021 compared to the three months ended March 31, 2020

Overview

The Company continued its revenue growth in the quarter ended March 31, 2021 with total revenues of $3,040,290 increasing 21% over the fourth quarter of 2020 and 124% over the comparative first quarter of 2020. Total revenues of $3,040,290 mark a new quarterly high since the Company went public in 2015.

The overall contribution rate (revenues, less direct costs) increased to 29% in the first quarter of 2021, as compared to 20% in the fourth quarter of 2020 and 10% in the comparative first quarter of 2020.

Selling, general and administrative expenses as a percentage of revenues decreased to 54% in the first quarter of 2021, as compared to 115% in the fourth quarter of 2020 and 141% in the comparative first quarter of 2020.

The loss from operations as a percentage of revenue decreased to 42% in in the first quarter of 2021, as compared to 120% in the fourth quarter of 2020 and 176% in the comparative first quarter of 2020.

The Company continues to achieve growth in the Digester and Corporate line of business that has most recently been driven by sales to Carnival Cruise Lines such that the first quarter the operating loss was driven down to $(184,032) from $(999,487) during the fourth quarter of 2020 and $(1,331,543) during the comparative first quarter of 2020.

During the first quarter of 2021 revenues at the HEBiot facility were $352,548, a decrease of $137,584, which was offset by a $135,150 decrease in direct costs, as compared to the comparative first quarter in 2020; as compared to the fourth quarter of 2020, the decrease in revenues of $141,903 was partially offset by a decrease of $115,523 in direct costs. The Company has been hindered in growth at the HEBioT plant in Martinsburg West Virginia resulting from mechanical challenges during 2020 and constraints on our primary solid recovered fuel (“SRF”) customer’s ability to accept SRF due to its closures resulting from COVID-19 and subsequent refiring difficulties at their kiln that have only recently been partially resolved. In each of the current, sequential and comparative quarters there was a negative contribution, which when combined with the other operating expenses resulted in an operating loss of $(1,092,470), $(2,000,040) and $(1,062,407) during the first quarter of 2021, fourth quarter of 2020 and first quarter of 2020, respectively.

The results of operations by business line are presented below.

	Three months ended March 31,
	Digester and Corporate			HEBioT			Total
	2021	2020	Change	2021	2020	Change	2021	2020	Change
Revenue
Equipment sales	$2,266,513	$323,116	$1,943,397	$-	$-	-	$2,266,513	$323,116	$1,943,397
Rental, services and maintenance	421,229	471,093	(49,864)	-	-	-	421,229	471,093	(49,864)
HEBioT	-	-	-	352,548	490,132	(137,584)	352,548	490,132	(137,584
Management and advisory fees and other	-	75,000	(75,000)	-	-	-	-	75,000	(75,000)
Total Revenue	2,687,742	869,209	1,818,533	352,548	490,132	(137,584)	3,040,290	1,359,341	1,680,949
Operating Expenses
Equipment sales	1,236,016	146,404	1,089,612	-	-	-	1,236,016	146,404	1,089,612
Rental, services and maintenance	255,709	260,835	(5,126)	-	-	-	255,709	260,835	(5,126)
HEBioT	-	-	-	677,277	812,427	(135,150)	677,277	812,427	(135,150)
Selling, general and administrative	1,255,198	1,668,780	(413,582)	390,759	249,643	141,116	1,645,957	1,918,423	(272,466)
Depreciation and amortization	124,851	124,733	118	376,982	490,469	(113,487)	501,833	615,202	(113,369)
Total operating expenses	2,871,774	2,200,752	671,022	1,445,018	1,552,539	(107,521)	4,316,792	3,753,291	563,501
Loss from operations	(184,032)	(1,331,543)	1,147,511	(1,092,470)	(1,062,407)	(30,063)	(1,276,502)	(2,393,950)	1,117,448
Other expenses, net	390,338	348,228	42,110	667,883	651,796	16,087	1,058,221	1,000,024	58,197
Net loss	$(574,370)	$(1,679,771)	$1,105,401	$(1,760,353)	$(1,714,203)	$(46,150)	$(2,334,723)	$(3,393,974)	$1,059,251

Contribution

The contribution by business line and product is presented below.

	Three months ended March 31,
	Digester and Corporate			HEBioT			Total
	2021	2020	Change	2021	2020	Change	2021	2020	Change
Contribution
Equipment sales	$1,030,497	$176,712	$853,785	$-	$-	$-	$1,030,497	$176,712	$853,785
	45%	55%	(100)%	-	-	-	45%	55%	(10)%
Rental, services and maintenance	165,520	210,258	(44,738)	-	-	-	165,520	210,258	(44,738)
	39%	45%	(6)%	-	-	-	39%	45%	(6)%
HEBioT	-	-	-	(324,729)	(322,295)	(2,434)	(324,729)	(322,295)	(2,434)
	-	-	-	(92)%	(66)%	(26)%	(92)%	(66)%	(26)%
Management and advisory fees and other	-	75,000	(75,000)	-	-	-	-	75,000	(75,000)
	-	100%	(100)%	-	-	-	-	100%	(100)%
Total contribution	$1,196,017	$461,970	$734,047	$(324,729)	$(322,295)	$(2,434)	$871,288	$139,675	$731,613
	44%	53%	(9)%	(92)%	(66)%	(26)%	29%	10%	19%

The overall Digester and Corporate contribution increased to $1,196,017 during the first quarter as compared to $461,970 in the comparative first quarter of 2020 and $796,717 during the fourth quarter of 2020. These increases were primarily the result of increased digester sales to Carnival Cruise Lines. The contribution margin during the first quarter of 2021 was 44%, as compared to 53% during the comparative first quarter of 2020 prior to the deliveries of digesters to Carnival Cruise Lines. During the fourth quarter of 2020, the contribution margin was 40%.

As noted previously, revenues have been constrained at the HEBioT facility and as such, with a high level of fixed costs for each of the first quarters of 2021 and 2020, as well as the fourth quarter of 2020, the facility has had negative contributions.

Selling, General and Administrative Expenses

	Three months ended March 31,
	Digester and Corporate			HEBioT			Total
	2021	2020	Change	2021	2020	Change	2021	2020	Change
Selling, general and administrative expenses
Staffing	$568,620	$765,768	$(197,148)	$97,701	$35,879	$61,822	$666,321	$801,647	$(135,326)
Stock based compensation	165,218	276,889	(111,671)	-	-	-	165,218	276,889	(111,671)
Professional fees	242,840	256,316	(13,476)	18,650	12,078	6,572	261,490	268,394	(6,904)
Office operations	120,504	112,759	7,745	180,199	87,934	92,265	300,703	200,693	100,010
Other expenses	158,016	257,048	(99,032)	94,209	113,752	(19,543)	252,225	370,800	(118,575)
Total Selling, general and administrative expenses	$1,255,198	$1,668,780	$(413,582)	$390,759	$249,643	$141,116	$1,645,957	$1,918,423	$(272,466)

Consolidated staffing and stock based compensation expenses of $831,539 during the first quarter of 2021 reflect the impact of staffing reductions initiated in 2020, offset in part by increases in management and administrative staffing at the HEBioT facility, resulting in a decrease of $246,997 (23%) from the first quarter of 2020. Office operations expenses increased by $92,265 at the HEBioT facility primarily due to a local property tax revaluation. Other expenses at Digester and Corporate decreased by $99,032 due to the comparable first quarter of 2020 including an unhedged foreign currency loss relating to BREXIT from our United Kingdom subsidiary.

Depreciation and Amortization

Consolidated depreciation and amortization of $501,833 for the first quarter of 2021 decreased from $559,924 and $615,202 for the fourth and first quarters of 2020 due to adjustments in the depreciation expense over the remaining lives of assets at the HEBioT faculty.

Other Expenses

Consolidated other expenses of $1,058,221 for the first quarter of 2021 increased from $1,022,615 and $1,000,024 for the fourth and first quarters of 2020 due absorption of a $30,003 loss from an unconsolidated investment and increases in the amortization of debt discounts and costs due to the increasing balance of the debt.

Liquidity and Capital Resources

For the three months ended March 31, 2021, the Company had a consolidated net loss of $2,334,723, incurred a consolidated loss from operations of $1,276,502 and used net cash in consolidated operating activities of $1,939,521. At March 31, 2021, consolidated total stockholders’ equity amounted to $10,063,721, consolidated stockholders’ equity attributable to parent amounted to $8,037,754, and the Company had a consolidated working capital deficit of $7,053,763. While the Company had not met certain of its senior secured note’s financial covenants as of March 31, 2021 and has received a waiver for such non-compliance through March 31, 2021, until such time as the Company regains compliance or receives a waiver of such covenants for a year beyond the balance sheet date, under current GAAP accounting rules, the senior secured note amounting to $4,582,003 has been classified as current debt. The Company does not yet have a history of financial profitability. On February 19, 2021, the Company entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc., which during the first quarter of 2021 the Company raised $6,895,618 in net proceeds from the sale of 3,416,663 shares of common stock. There is no assurance that the Company will continue to raise sufficient capital or debt to sustain operations or to pursue other strategic initiatives or that such financing will be on terms that are favorable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Cash

As of March 31, 2021 and December 31, 2020, the Company had unrestricted cash balances of $7,314,056 and $2,403,859, respectively.

Borrowing and Debt

See Note 7. Notes, Bonds, Debts and Borrowings to the Financial Statements filed herewith.

Cash Flows

Cash flows used in operating activities — We used $1,939,521 of cash in operating activities during the first quarter of 2021, a decrease of $575,953 from $2,515,474 of cash used in operating activities during the first quarter of 2020. Our net loss for the first quarter of 2021 of $2,334,723 was reduced by $921,259 of non-cash operating income and expenses resulting in $1,413,464 of operational cash usage before changes in operational assets and liabilities, as compared to operational cash usage before changes in operating assets and liabilities of $2,307,631 for the first quarter of 2020. This decrease in in usage before changes in operational assets and liabilities was primarily driven by the decreased net loss in 2021.

Cash flows used in investing activities — $44,547 of cash was used in investing activities during the first quarter of 2021, as compared to a usage of $45,358 for the first quarter of 2020.

Cash flows from financing activities — Cash flows from financing activities amounted to $6,894,543 during the for the first quarter of 2021, an increase of $4,200,553 from $2,693,990 of cash flows from investing activities during the for the first quarter of 2020. This increase was primarily due to an increase in cash flows from the issuance of common stock shares of $6,895,618, as compared to $1,495,450 and $1,200,000 raised in for the first quarter of 2020 through a preferred stock private placement and advances from a related party, respectively.

Off Balance Sheet Arrangements

We have not entered into or are a party to any off-balance sheet arrangements during the three months ended March 31, 2021.

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

Because of our limited operations, we have a small number of employees which prohibits a segregation of duties, which results in a material weakness over disclosure controls and procedures, as well as internal control over financial reporting. The Company has not had access to sufficient resources within the accounting function, which restricted the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. We expect to add additional resources as we grow and expand our overall operations. However, there can be no assurance that our operations will expand.

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

On January 8, 2021, the Company issued 72,000 shares of unregistered common stock to a vendor at market ($90,720) in connection with services rendered.

During the three months ended March 12, 2021, two holders of common stock warrants exercised their warrants in cashless exercises resulting in the issuance of 148,471 shares of common stock.

During the three months ended March 31, 2021, the Company issued 963,603 shares of common stock, under Regulation D Exemption, to shareholders of the Company’s Series A, C and D convertible preferred stock in connection: with the conversion of 11,100 shares of preferred stock, and the payment of accrued and accumulated dividends in accordance with the terms of the preferred stock Certificates of Designation.

On February 19, 2021, the Company issued 42,381 shares of common stock, to shareholders of the Company’s Series F convertible preferred stock in connection the payment of accumulated dividends in accordance with the terms of the preferred stock Certificate of Designation.

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

BioHiTech Global, Inc.

May 17, 2021	By:	/s/ Anthony Fuller
	Name:	Anthony Fuller
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian C. Essman
	Name:	Brian C. Essman
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished*
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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