Form 10-Q
period 2021-06-30
BIOHITECH GLOBAL, INC.
filed 2021-08-09
CIK 1590383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	BHTG	NASDAQ Capital Market

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 4, 2021
Common Stock, $0.0001 par value per share	28,407,554

BioHiTech Global, Inc. and Subsidiaries

i

PART I -            FINANCIAL INFORMATION

Item 1.                Financial Statements

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue
Equipment sales	$2,630,993	$—	$4,897,506	$323,116
Rental, service and maintenance	447,427	356,033	868,656	827,126
HEBioT	376,554	892,899	729,102	1,383,031
Management advisory and other fees (related party)	—	25,000	—	100,000
Total revenue	3,454,974	1,273,932	6,495,264	2,633,273
Operating expenses
Equipment sales	1,806,324	—	3,042,340	146,404
Rental, service and maintenance	297,463	151,695	553,172	412,530
HEBioT processing	879,491	1,020,277	1,556,768	1,832,704
Selling, general and administrative	2,012,397	1,897,442	3,658,354	3,815,865
Depreciation and amortization	501,098	569,764	1,002,931	1,184,966
Total operating expenses	5,496,773	3,639,178	9,813,565	7,392,469
Loss from operations	(2,041,799)	(2,365,246)	(3,318,301)	(4,759,196)
Other expenses
Interest (income)	(123)	(5,355)	(310)	(17,622)
Interest expense	1,031,011	1,025,319	2,059,416	2,037,610
Loss from unconsolidated entity	2,746	—	32,749	—
Total other expenses	1,033,634	1,019,964	2,091,855	2,019,988
Net loss	(3,075,433)	(3,385,210)	(5,410,156)	(6,779,184)
Net loss attributable to non-controlling interests	(695,229)	(720,329)	(1,395,739)	(1,543,006)
Net loss attributable to Parent	(2,380,204)	(2,664,881)	(4,014,417)	(5,236,178)
Other comprehensive income
Foreign currency translation adjustment	(5,369)	(1,437)	(16,044)	(30,136)
Comprehensive loss	$(2,385,573)	$(2,666,318)	$(4,030,461)	$(5,266,314)

Net loss attributable to Parent	$(2,380,204)	$(2,664,881)	$(4,014,417)	$(5,236,178)
Less – preferred stock dividends	(175,169)	(204,941)	(358,024)	(382,313)
Net loss – common shareholders	(2,555,373)	(2,869,822)	(4,372,441)	(5,618,491)
Net loss per common share - basic and diluted	$(0.09)	$(0.16)	$(0.17)	$(0.32)
Weighted average number of common shares outstanding - basic and diluted	28,259,677	17,437,068	26,301,029	17,406,788

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,
	2021	December 31,
	(Unaudited)	2020
Assets
Current Assets
Cash	$2,279,060	$2,403,859
Restricted cash	3,808,751	1,884,691
Accounts receivable, net of allowance for doubtful accounts of $181,565 and $151,459 as of June 30, 2021 and December 31, 2020, respectively	1,847,746	1,574,047
Inventory	1,381,338	695,110
Prepaid expenses and other current assets	259,374	184,274
Total Current Assets	9,576,269	6,741,981
Restricted cash	2,603,440	2,607,945
Equipment on operating leases, net	1,158,558	1,311,755
HEBioT facility, equipment, fixtures and vehicles, net	35,330,255	35,946,225
License and capitalized MBT facility development costs	8,037,859	8,072,471
Other assets	1,924,203	2,006,048
Total Assets	$58,630,584	$56,686,425

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,720,443	$2,492,606
Accrued expenses and liabilities	1,332,718	2,515,724
Accrued interest payable	1,344,293	1,279,018
Customer deposits	2,026,555	1,802,725
Current portion of notes, bonds, debts and borrowings	10,992,863	10,120,457
Deferred revenue	268,871	138,961
Total Current Liabilities	18,685,743	18,349,491
Non-current portion of notes, bonds, debts and borrowings	29,352,846	29,645,227
Accrued interest (related party)	1,896,467	1,807,857
Non-current lease liabilities	1,157,414	1,216,861
Liabilities to non-controlling interests to be settled in subsidiary membership units	—	1,585,812
Total Liabilities	51,092,470	52,605,248
Series A redeemable convertible preferred stock, 333,401 shares designated and issued, and 95,312 and 125,312 outstanding as of June 30, 2021 and December 31, 2020, respectively	476,560	626,553
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 3,209,210 designated; 1,936,214 issued; 542,673 and 848,292 outstanding as of June 30, 2021 and December 31, 2020, respectively:	5,057,942	6,621,576
Common stock, $0.0001 par value, 50,000,000 shares authorized, 28,348,684 and 23,354,130 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	2,835	2,334
Additional paid in capital	69,682,816	60,253,664
Accumulated deficit	(68,852,919)	(64,419,802)
Accumulated other comprehensive (loss)	(159,858)	(143,814)
Stockholders’ equity attributable to Parent	5,730,816	2,313,958
Stockholders’ equity attributable to non-controlling interests	1,330,738	1,140,666
Total Stockholders’ Equity	7,061,554	3,454,624
Total Liabilities and Stockholders’ Equity	$58,630,584	$56,686,425

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(5,410,156)	$(6,779,184)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,002,931	1,184,966
Amortization of operating lease right of use assets	38,996	53,552
Provision for bad debts	30,000	61,119
Share based employee and vendor compensation	345,488	707,653
Interest resulting from amortization of financing costs and discounts	219,437	265,776
Loss from unconsolidated entity	32,749	—
Changes in operating assets and liabilities	(519,750)	593,507
Net cash used in operating activities	(4,260,305)	(3,912,611)
Cash flow from investing activities:
Purchases of facility, equipment, fixtures and vehicles	(184,914)	(50,731)
Refund of deposit	—	5,000
MBT facility development costs incurred	(28,388)	(36,996)
Net cash used in investing activities	(213,302)	(82,727)
Cash flows from financing activities:
Proceeds from the sales of common stock	6,895,618	—
Proceeds from the sale of Series F convertible preferred stock units	—	1,560,450
Proceeds from Payroll Protection Program Loan	—	421,300
Repayment of Senior secured note	(625,000)	—
Repayments of long-term debt	(2,163)	(2,496)
Related party advances, net	—	725,000
Net cash provided by financing activities	6,268,455	2,704,254
Effect of exchange rate on cash (restricted and unrestricted)	(92)	(20,208)
Net change in cash (restricted and unrestricted)	1,794,756	(1,311,292)
Cash - beginning of period (restricted and unrestricted)	6,896,495	5,536,952
Cash - end of period (restricted and unrestricted)	$8,691,251	$4,225,660

Supplementary cash flow information (cash paid during the periods):
Interest	$1,524,097	$1,491,867
Income taxes	—	—

Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Transfer of inventory to leased equipment	$54,000	$67,604
Acquisition of right of use leased asset and creation of lease liability	—	412,647
Accrual of Series A preferred stock dividends	24,821	35,109
Payment of Series A preferred stock dividends in common stock	79,181	25,000
Payment of preferred stock dividends in common stock	390,460	—
Issuance of subsidiary membership interest in exchange for liabilities due non-controlling interest entity	1,918,947	—
Exchange of subsidiary non-controlling interest in exchange for liabilities owed Company by non-controlling interest entity	333,135	—

Reconciliation of Cash and Restricted Cash:
Cash	$2,279,060	$342,182
Restricted cash (current)	3,808,751	1,237,097
Restricted cash (non-current)	2,603,440	2,646,381
Total cash and restricted cash at the end of the period	$8,691,251	$4,225,660

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Statement of Stockholders’ Equity Attributable to Parent for the Three Months Ended June 30, 2021:
					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares		Shares			Comprehensive	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Other Loss	Deficit	Total
Balance at April 1, 2021	711,880	$5,756,272	28,057,379	$2,806	$68,897,016	$(154,489)	$(66,463,851)	$8,037,754
Common stock issued to employee under restricted stock units and vendor for services rendered	—	—	26,786	3	(3)	—	—	—
Sr. E preferred stock conversion	(264,519)	(698,330)	264,519	26	698,304	—	—	—
Sr. A Preferred stock dividend accrual	—	—	—	—	—	—	(8,864)	(8,864)
Share-based employee and director compensation	—	—	—	—	87,499	—	—	87,499
Net loss	—	—	—	—	—	—	(2,380,204)	(2,380,204)
Foreign currency translation adjustment	—	—	—	—	—	(5,369)	—	(5,369)

Balance at June 30, 2021	447,361	$5,057,942	28,348,684	$2,835	$69,682,816	$(159,858)	$(68,852,919)	$5,730,816

Statement of Stockholders’ Equity Attributable to Parent for the Six Months Ended June 30, 2021:
					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares		Shares			Comprehensive	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Other Loss	Deficit	Total
Balance at January 1, 2021	722,980	$6,621,576	23,354,130	$2,334	$60,253,664	$(143,814)	$(64,419,802)	$2,313,958
Common stock sold, net of offering costs	—	—	3,416,663	342	6,895,276	—	—	6,895,618
Common stock issued to employee under restricted stock units and vendor for services rendered	—	—	201,298	20	90,700	—	—	90,720
Warrants exercised	—	—	148,471	15	(15)	—	—	—
Sr. A preferred stock conversion, dividend payments and accrual (Sr. A preferred is not included in equity preferred shares)	(30,000)	(150,000)	127,324	13	229,162	—	(22,962)	206,213
Sr. C preferred stock dividend payment	—	—	44,577	5	80,233	—	(80,238)	—
Sr. D preferred stock conversion and dividend payments	(11,100)	(865,304)	749,321	76	1,104,017	—	(238,789)	—
Sr. E preferred stock conversion	(264,519)	(698,330)	264,519	26	698,304	—	—	—
Sr. F preferred dividend payments	—	—	42,381	4	76,707	—	(76,711)	—
Share-based employee and director compensation	—	—	—	—	254,768	—	—	254,768
Net loss	—	—	—	—	—	—	(4,014,417)	(4,014,417)
Foreign currency translation adjustment	—	—	—	—	—	(16,044)	—	(16,044)

Balance at June 30, 2021	447,361	$5,057,942	28,348,684	$2,835	$69,682,816	$(159,858)	$(68,852,919)	$5,730,816

Statement of Stockholders’ Equity Attributable to Non-Controlling Interests in Consolidated Subsidiaries for the Three Months Ended June 30, 2021:
	Non- Controlling	Accumulated
	Equity Interest	Deficit	Total
Balance at April 1, 2021	$9,665,396	$(7,639,429)	$2,025,967
Net loss	—	(695,229)	(695,229)

Balance at June 30, 2021	$9,665,396	$(8,334,658)	$1,330,738

Statement of Stockholders’ Equity Attributable to Non-Controlling Interests in Consolidated Subsidiaries for the Six Months Ended June 30, 2021:
	Non-Controlling	Accumulated
	Equity Interest	Deficit	Total
Balance at January 1, 2021	$8,079,585	$(6,938,919)	$1,140,666
Membership units issued to non-controlling member	1,918,946	—	1,918,946
Membership units assigned to BioHiTech by non-controlling member	(333,135)	—	(333,135)
Net loss	—	(1,395,739)	(1,395,739)

Balance at June 30, 2021	$9,665,396	$(8,334,658)	$1,330,738

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited), continued

Statement of Stockholders’ Equity Attributable to Parent for the Three Months Ended June 30, 2020:
					Additional	Accumulated
	Preferred Stock		Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Other Loss	Deficit	Total
Balance at April 1, 2020	723,914	$6,698,348	17,417,288	$1,741	$49,953,089	$(14,439)	$(55,374,103)	$1,264,636
Series F preferred stock issuance	566	62,794	—	—	2,206	—	—	65,000
Share-based employee and director compensation	—	—	20,000	2	312,415	—	—	312,417
Warrants exercised	—	—	372,304	37	(37)	—	—	—
Preferred stock dividends	—	—	—	—	—	—	(17,545)	(17,545)
Net loss	—	—	—	—	—	—	(2,664,881)	(2,664,881)
Foreign currency translation adjustment	—	—	—	—	—	1,437	—	1,437
Balance at June 30, 2020	724,480	$6,761,142	17,809,592	$1,780	$50,267,673	$(13,002)	$(58,056,529)	$(1,038,936)

Statement of Stockholders’ Equity Attributable to Parent for the Six Months Ended June 30, 2020:
					Additional	Accumulated
	Preferred Stock		Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Other Loss	Deficit	Total
Balance at January 1, 2020	710,869	$5,253,734	17,300,899	$1,730	$49,597,059	$(43,138)	$(52,785,242)	$2,024,143
Series F preferred stock issuance	13,611	1,507,408	—	—	53,042	—	—	1,560,450
Share-based employee and director compensation	—	—	122,500	12	592,610	—	—	592,622
Preferred stock dividends paid in common stock	—	—	13,889	1	24,999	—	—	25,000
Warrants exercised	—	—	372,304	37	(37)	—	—	—
Preferred stock dividends	—	—	—	—	—	—	(35,109)	(35,109)
Net loss	—	—	—	—	—	—	(5,236,178)	(5,236,178)
Foreign currency translation adjustment	—	—	—	—	—	30,136	—	30,136
Balance at June 30, 2020	724,480	$6,761,142	17,809,592	$1,780	$50,267,673	$(13,002)	$(58,056,529)	$(1,038,936)

Statement of Stockholders’ Equity Attributable to Non-Controlling Interests in Consolidated Subsidiaries for the Three Months Ended June 30, 2020:
	Non-Controlling	Accumulated
	Equity Interest	Deficit	Total
Balance at April 1, 2020	$8,079,585	$(3,556,680)	$4,522,905
Net loss	—	(720,329)	(720,329)
Balance at June 30, 2020	$8,079,585	$(4,277,009)	$3,802,576

Statement of Stockholders’ Equity Attributable to Non-Controlling Interests in Consolidated Subsidiaries for the Six Months Ended June 30, 2020:
	Non-Controlling	Accumulated
	Equity Interest	Deficit	Total
Balance at January 1, 2020	$8,079,585	$(2,734,003)	$5,345,582
Net loss	—	(1,543,006)	(1,543,006)
Balance at June 30, 2020	$8,079,585	$(4,277,009)	$3,802,576

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2021 and 2020 and as of June 30, 2021 and December 31, 2020

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

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2020, which contains the audited financial statements and notes thereto, for the years ended December 31, 2020 and 2019 included within the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 16, 2021. The financial information as of December 31, 2020 presented hereto is derived from the audited consolidated financial statements presented in the Company’s audited consolidated financial statements for the year ended December 31, 2020. The interim results for the three and six months ended June 30, 2021 is not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

As of June 30, 2021 and December 31, 2020, the Company's active wholly-owned subsidiaries were BioHiTech America, LLC, BioHiTech Europe Limited, BHT Financial, LLC and BHT Renewables LLC (formerly E.N.A. Renewables LLC), and its controlled subsidiary was Refuel America LLC (68.2% and 60%, respectively) and its wholly-owned subsidiaries Apple Valley Waste Technologies Buyer, Inc., Apple Valley Waste Technologies, LLC, New Windsor Resource Recovery LLC and Rensselaer Resource Recovery LLC and its controlled subsidiary Entsorga West Virginia LLC (93.5% and 88.7%, respectively). As each of these subsidiaries operate as environmental-based service companies, we did not deem segment reporting necessary.

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2021 and 2020 and as of June 30, 2021 and December 31, 2020

Reclassifications to certain prior period amounts have been made to conform to current period presentation. These reclassifications have no effect on previously reported net loss.

Going Concern and Liquidity - For the six months ended June 30, 2021, the Company had a consolidated net loss of $5,410,156, incurred a consolidated loss from operations of $3,318,301 and used net cash in consolidated operating activities of $4,260,305. At June 30, 2021, consolidated total stockholders’ equity amounted to $7,061,554, consolidated stockholders’ equity attributable to parent amounted to $5,730,816, and the Company had a consolidated working capital deficit of $9,109,474. While the Company had not met certain of its senior secured note’s financial covenants as of June 30, 2021 and has received a waiver for such non-compliance through June 30, 2021, until such time as the Company regains compliance or receives a waiver of such covenants for a year beyond the balance sheet date, under current GAAP accounting rules, the senior secured note amounting to $4,042,847 has been classified as current debt. The Company does not yet have a history of financial profitability. There is no assurance that the Company will continue to raise sufficient capital or debt to sustain operations or to pursue other strategic initiatives or that such financing will be on terms that are favorable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recent Accounting Pronouncements:

The Company has not implemented any recent accounting pronouncements during the six months ended June 30, 2021.

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

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2021 and 2020 and as of June 30, 2021 and December 31, 2020

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

Note 3. Equipment on Operating Leases, net

Equipment on operating leases consist of the following:

	June 30,	December 31,
	2021	2020
Leased equipment	$3,126,388	$3,066,359
Less: accumulated depreciation	(1,967,830)	(1,754,604)
Total Equipment on Operating Leases, net	$1,158,558	$1,311,755

The Company is a lessor of digester units under non-cancellable operating lease agreements expiring through January 2026.

During the three months ended June 30, 2021 and 2020, revenue under the agreements, which is included in rental, service and maintenance revenue, amounted to $332,589 and $312,278, respectively. During the six months ended June 30, 2021 and 2020, revenue under the agreements, which is included in rental, service and maintenance revenue, amounted to $653,194 and $698,532, respectively. During the three months ended June 30, 2021 and 2020, depreciation expense amounted to $114,520 and $116,272, respectively. During the six months ended June 30, 2021 and 2020, depreciation expense included in rental, service and maintenance expense, amounted to $229,312 and $232,138, respectively.

The minimum future estimated contractual payments to be received under these leases as of June 30, 2021 is as follows:

Year ending December 31,
2021, remaining	$585,306
2022	875,449
2023	559,972
2024	250,441
2025 and thereafter	77,092
$2,348,260

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2021 and 2020 and as of June 30, 2021 and December 31, 2020

Note 4. HEBioT facility, equipment, fixtures and vehicles, net

HEBioT facility, equipment, fixtures and vehicles, net consist of the following:

	June 30,	December 31,
	2021	2020
HEBioT facility	$31,177,426	$31,172,856
HEBioT equipment	7,658,012	7,579,059
Computer software and hardware	112,074	115,374
Furniture and fixtures	48,196	48,196
Vehicles	50,319	50,319
	39,046,027	38,965,804
Less: accumulated depreciation and amortization	(3,715,772)	(3,019,579)
Total HEBioT facility, equipment, fixtures and vehicles, net	$35,330,255	$35,946,225

Note 5. MBT Facility Development and License Costs

MBT Facility Development and License Costs consist of the following:

	June 30,	December 31,
	2021	2020
MBT Projects
Rensselaer, NY - Survey, engineering and legal	$412,159	$383,771

Technology Licenses
Future site	6,019,200	6,019,200
Martinsburg, West Virginia, net of $283,500 and $220,500 of amortization as of June 30, 2021 and December 31, 2020, respectively	1,606,500	1,669,500
Total Technology Licenses	7,625,700	7,688,700
Total MBT Facility Development and License Costs	$8,037,859	$8,072,471

MBT Facility Development Costs – During 2018, the Company commenced initial development of a project in Rensselaer, NY. On August 10, 2020 the NYSDEC, by letter, informed the Company that the application had been initially denied. The Company disagrees with this decision, and as is part of the process, has exercised its right to appeal the NYSDEC findings.

Note 6. Other Assets

Other assets consist of:

	June 30,	December 31,
	2021	2020
Right of use assets	$1,227,051	$1,266,047
Investment in East Shore Port Ventures LLC	678,553	711,302
Digester distribution agreements	10,099	20,199
Deposits	8,500	8,500
Total Other Assets	$1,924,203	$2,006,048

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2021 and 2020 and as of June 30, 2021 and December 31, 2020

Note 7. Notes, Bonds, Debts and Borrowings

Notes, Bonds, Debts and Borrowings consist of the following:

	June 30, 2021						December 31, 2020
	Unpaid		Net
	Face	Net	Deferred	Carrying		Non-		Non-
	Amount	Discounts	Costs	Balance	Current	Current	Current	Current
Demand note, line of credit	$1,500,000	$—	$—	$1,500,000	$1,500,000	$—	$1,498,975	$—
Advance from related party	935,000	—	—	935,000	935,000	—	935,000	—
Senior secured note	4,375,000	(296,117)	(36,036)	4,042,847	4,042,847	—	4,494,424	—
Payroll Protection Program note	421,300	—	—	421,300	—	421,300	327,678	93,622
Junior note due to related party	1,044,477	(61,864)	—	982,613	—	982,613	—	971,426
Notes payable to related party	1,001,400	(74,171)	—	927,229	375,525	551,704	—	—
Note payable	100,000	—	—	100,000	100,000	—	—	100,000
WV EDA senior secured bonds	33,000,000	—	(1,569,318)	31,430,682	4,035,000	27,395,682	2,860,000	28,476,359
Long term debts, remaining balances	6,038	—	—	6,038	4,491	1,547	4,380	3,820
Total Notes, Bonds, Debts and Borrowings	$42,383,215	$(432,152)	$(1,605,354)	$40,345,709	$10,992,863	$29,352,846	$10,120,457	$29,645,227

Contractual maturities and sinking fund payments of Notes, Bonds, Debts and Borrowings, based on face amounts, are as follows:

	2021,				2025 and
	remaining	2022	2023	2024	thereafter	Total
Demand note, line of credit	$1,500,000	$—	$—	$—	$—	$1,500,000
Advance from related party	935,000	—	—	—	—	935,000
Senior secured note	1,250,000	2,500,000	625,000	—	—	4,375,000
Payroll Protection Program note	—	421,300	—	—	—	421,300
Junior note due to related party	—	—	—	1,044,477		1,044,477
Notes payable to related party	166,900	500,700	333,800	—	—	1,001,400
Note payable	—	100,000	—	—	—	100,000
WV EDA senior secured bonds	2,860,000	1,175,000	1,265,000	1,360,000	26,340,000	33,000,000
Long term debts, remaining balances	2,217	3,821	—	—	—	6,038
Total Notes, Bonds, Debts and Borrowings	$6,714,117	$4,700,821	$2,223,800	$2,404,477	$26,340,000	$42,383,215

The Company did not meet certain of its senior secured note’s financial covenants as of June 30, 2021 and December 31, 2020, the Company and has received a waiver for such non-compliance through June 30, 2021. Despite its current compliance under the waiver, until such time as the Company regains compliance or receives a waiver of such covenants for a year beyond the balance sheet date, under current GAAP accounting rules the senior secured note amounting to $4,042,847 has been classified as current debt.

The WVEDA Bonds agreement and indenture of trust place restrictions on the Borrower and its members regarding additional encumbrances on the property, disposition of the property, and limitations on equity distributions. The loan agreement also provides for financial covenants. As of June 30, 2021 and December 31, 2020 the Company was not in

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2021 and 2020 and as of June 30, 2021 and December 31, 2020

compliance with all of the financial covenants and subsequently was in default on principal repayments due in 2020 and 2021 and has entered into a forbearance agreement with the bond trustee that provides, they will not accelerate the repayment of the bonds due to the defaults through July 1, 2022.

On May 19, 2021 the Company’s subsidiary Entsorga West Virginia, LLC (“EWV”) executed a series of notes related to the settlement of a previously recognized claim (See Note 10) with Entsorga S.p.A.(“ESpA”), the parent company of Enstorga USA, Inc., a non-controlling member of the Company’s EWV subsidiary. The series of notes are comprised of 24 monthly notes of $41,725 bearing interest at 1% if not paid at maturity, of which 4 notes, totaling $166,900 are only payable if ESpA successfully repairs certain equipment at the EWV facility. In addition to the 24 notes, there is a note for $253,296 (“default note”) that is only payable in the event of a default on the other notes due to ESpA. The 24 monthly notes totaling $1,001,400 have been discounted at the rate of 6.6%, resulting in an initial net balance due of $917,421, which is the amount that the Company had previously accrued for the claims made. The default note has not been recognized as the amount is contingent upon future events.

Note 8. Equity and Equity Transactions

The Company has 50,000,000 shares of its $0.0001 par common stock and 10,000,000 shares of blank check preferred stock authorized by its shareholders. As of June 30, 2021 and December 31, 2020, 28,348,684 and 23,354,130 shares of common stock have been issued; and 3,209,210 of preferred stock have been designated in five series of shares, which have a total of $1,611,241 in accumulated, but undeclared preferential dividends as of June 30, 2021, as follows:

					Outstanding		Carrying Amount
			Stated	Conversion	June 30,	December 31,	June 30,	December 31,
	Designated	Issued	Value	Rate	2021	2020	2021	2020
Series A Convertible*	333,401	333,401	$5.00	$1.80	95,312	125,312	$476,560	$626,553
Series B Convertible	1,111,200	428,333	5.00	1.80	—	—	—	—
Series C Convertible	1,000,000	427,500	10.00	1.80	427,500	427,500	3,050,142	3,050,142
Series D Convertible	20,000	18,850	100.00	1.80	6,250	17,350	500,392	1,365,696
Series E Convertible	714,519	714,519	2.64	2.64	—	264,519	—	698,330
Series F Convertible	30,090	13,611	115.00	1.81	13,611	13,611	1,507,408	1,507,408
Total preferred stock	3,209,210	1,936,214			542,673	848,292	$5,534,502	$7,248,129
Excluding Series A*							$5,057,942	$6,621,576

*The Series A convertible shares are redeemable and are presented as temporary equity in the condensed consolidated balance sheets.

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

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2021 and 2020 and as of June 30, 2021 and December 31, 2020

Sale of registered common shares — During the six months ended June 30, 2021, registered share activity was comprised of the following transactions.

On February 19, 2021, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Sales Agent”), pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agent, shares of the Company’s common stock, par value $0.0001 per share (the “Placement Shares”), having an aggregate offering price of up to $25 million (the “ATM Offering”). Effective April 16, 2021, the Sales Agreement became ineligible for future sales.

During March 2021, through a series of transactions, the Company sold 3,416,663 shares of its common stock under the Sales Agreement at an average price per share of $2.11.The net proceeds to the Company from the offering were:

Gross proceeds	$7,211,729
Less:
Agent’s fees	(216,388)
Legal fees	(80,671)
Accounting fees	(18,180)
Filing and other fees	(872)
Net proceeds to the Company	$6,895,618

On April 29, 2021, 264,519 shares of the Company’s Series E preferred stock were converted into 264,519 shares of the Company’s common stock. The shares were registered under the Company’s registration statement on Form S-8 (Registration Statement No. 333-225999).

During the six months ended June 30, 2021, two participants from the Company’s stock incentive plans, were issued 129,298 shares of common stock pursuant to a restricted stock unit agreement. The shares were registered under the Company’s registration statement on Form S-3 (Registration Statement No. 333-229093).

Sale/issuance of unregistered common shares — During the six months ended June 30, 2021, unregistered share activity was comprised of the following transactions.

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

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2021 and 2020 and as of June 30, 2021 and December 31, 2020

Warrants – In connection with the issuance of convertible debt, preferred and common stock and in connection with services provided, the Company has warrants to acquire 3,316,128 shares of the Company’s common stock outstanding as of June 30, 2021, as follows:

			Weighted Average
Expiring During the Year	Warrant	Exercise Price	Exercises Price
Ending December 31,	Shares	per Share	per Share
2021	509,094	$3.30	$3.30
2022	1,198,149	$1.80 - $5.00	2.94
2023	740,749	$1.80	1.80
2024	269,293	$1.80	1.80
2025	598,843	$1.31 - $2.25	1.80

The following table summarizes the outstanding warrant activity for the six months ended June 30, 2021:

Outstanding, January 1, 2021	4,776,361
Exercised - cashless common shares issued	(267,500)
Expired	(1,192,733)
Outstanding, June 30, 2021	3,316,128

Equity Incentive Plans  — The Company has two shareholder approved equity incentive plans. There were no grants or awards during the six months ended June 30, 2021. The following provides the compensation expense by award type and by classification in the condensed consolidated statements of operations and comprehensive loss:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Stock options	$12,912	$41,318	$29,273	$89,778
Restricted stock	74,587	271,099	225,495	502,844
Total	$87,499	$312,417	$254,768	$592,622

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Rental, service and maintenance	$7,645	$3,003	$9,696	$6,320
Selling, general and administrative	79,854	309,414	245,072	586,302
Total	$87,499	$312,417	$254,768	$592,622

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

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2021 and 2020 and as of June 30, 2021 and December 31, 2020

As of December 31, 2020, the $1,585,812 net non-controlling ownership interest resulting from this transaction is reflected in the Company’s financial statements as a non-current liability – Liabilities to non-controlling interests to be settled in subsidiary membership interests. During the six months ended June 30, 2021, this $1,585,812 has been reflected as a capital contribution to non-controlling equity interests.

Note 9. Leases

The Company did not enter into or modify any existing leases during the six months ended June 30, 2021. The current portion of the lease liabilities of $214,664 is included in accrued expenses and liabilities in the accompanying consolidated balance sheets. Maturities of lease liabilities under these leases, which have a weighted average remaining term of 19.6 years, as of June 30,2021 is:

Year Ending December 31,
2021, remaining	$108,332
2022	217,571
2023	219,140
2024	220,732
2025 and thereafter	2,912,917
Total lease payments	3,678,692
Less imputed interest	(2,306,613)
Present value of lease liabilities	$1,372,079

Total lease costs under operating leases amounted to $57,129 and $55,356 for the three months, and $114,259 and $110,712 for the six months ended June 30, 2021 and 2020, respectively.

Note 10. Commitments and Contingencies

During the six months ended June 30, 2021 the Company was involved in the following legal matter.

During September 2020, the Company’s Entsorga West Virginia subsidiary received notice that an affiliate of a minority owner of the facility, who also provided intellectual property, equipment and engineering services relating to the set-up and initial operation of the facility, was claiming it was owed $917,420 related to services contracted as part of the facility’s construction and initial start-up and operation. The Company incurred offsetting costs and expenses greater than the claim correcting or replacing the services that were contracted but that were either not performed or performed correctly. As a result of this claim and the related costs incurred by the Company to cure the deficiencies in the services that were contracted, the Company has reflected an impairment charge amounting to $917,420 during the year ended December 31, 2020. On May 19, 2021 the Company signed an agreement, effective May 7, 2021, settling this matter through the issuance of notes payable as described in Note 7. Notes, Bonds, Debts and Borrowings.

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

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2021 and 2020 and as of June 30, 2021 and December 31, 2020

Disaggregation of Revenue — The disaggregation of revenue is as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue Type:
Revenue recognized over time:
Rental of digesters	$332,589	$312,279	$653,194	$698,533
Revenue recognized at a point in time:
Services	291,783	576,405	583,900	1,177,838
Product sales	2,830,602	385,248	5,258,170	756,902
Total	$3,454,974	$1,273,932	$6,495,264	$2,633,273

Note 12. Risk Concentrations

The Company operates as a single segment on a worldwide basis through its subsidiaries, resellers and independent sales agents. Gross revenues and net non-current tangible assets on a domestic and international basis are as follows:

	United
	States	International	Total
2021:
Revenue, for the six months ended June 30, 2021	$6,323,061	$172,203	$6,495,264
Revenue, for the three months ended June 30, 2021	3,365,791	89,183	3,454,974
Non-current tangible assets, as of June 30, 2021	36,235,312	262,001	36,497,313

2020:
Revenue, for the six months ended June 30, 2020	$2,447,633	$185,640	$2,633,273
Revenue, for the three months ended June 30, 2020	1,221,723	52,209	1,273,932
Non-current tangible assets, as of December 31, 2020	36,972,067	294,413	37,266,480

Major customers — During the three months ended June 30, 2021, one customer represented at least 10% of revenues, accounting for 81.3% of revenues. During the three months ended June 30, 2020, two customers represented at least 10% of revenues, accounting for 37.7% (Gold Medal Group, LLC, an affiliated entity, “GMG”) and 23.2% of revenues. During the six months ended June 30, 2021, one customer represented at least 10% of revenues, 78.4% of revenues. During the six months ended June 30, 2020, two customers represented at least 10% of revenues, 36.8% (GMG) and 11.8% of revenues

As of June 30, 2021, one customer represented at least 10% of accounts receivable, accounting for 68.4% of accounts receivable. As of December 31, 2020 two customers represented at least 10% of accounts receivable, accounting for 50.6% and 11.7% (GMG) of accounts receivable.

Vendor concentration — During the three months ended June 30, 2021, two vendors represented at least 10% of costs of revenue, accounting for 25.3% and 16.8% of costs of revenue. During the three months ended June 30, 2020, one vendor represented at least 10% of costs of revenue, accounting for 40.6% (GMG). During the six months ended June 30, 2021, three vendors represented at least 10% of costs of revenue, accounting for 25%, 17.8% and 14% of costs of revenue. During the six months ended June 30, 2020, one vendor represented at least 10% of costs of revenue, accounting for 32.4% (GMG).

As of June 30, 2021 and December 31, 2020, no vendors represented at least 10%of accounts payable.

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

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2021 and 2020 and as of June 30, 2021 and December 31, 2020

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

		June 30,	December 31,
		2021	2020
Assets:
Accounts receivable	(a) (b)	$82,956	$206,352
Intangible assets, net, included in other assets	(c)	10,099	20,199
Liabilities:
Accounts payable	(c) (d) (e) (f)	384,698	294,040
Accrued interest payable	(h)	256,370	196,033
Accrued liabilities	(j)	—	917,420
Notes payable	(j)	927,229	—
Long term accrued interest	(g)	1,896,467	1,807,857
Advance from related party	(h)	935,000	935,000
Junior promissory note	(g)	982,613	971,426
Liabilities to non-controlling interests to be settled in subsidiary membership units	(k)	—	1,585,812
Other:
Line of credit guarantee	(i)	1,500,000	1,498,975

		Three months ended June 30,			Six months ended June 30,
		2021		2020	2021		2020
Management advisory and other fees	(a)	$		$25,000	$		$100,000
HEBioT revenue	(b)		134,559	448,079		288,885	855,770
Operating expenses - HEBioT	(d)		14,493	475,583		41,312	774,386
Operating expenses - Selling, general and administrative	(e)		137,944	16,358		137,944	41,514
Operating expenses - Selling, general and administrative	(c) (f)		18,750	110,683		37,500	221,366
Interest expense	(g) (h) (j)		103,643	99,073		205,104	197,021
Debt guarantee fees	(i)		16,875	16,875		33,750	33,750

Summary notes:

a -	Management Advisory Fees	f -	Business Services Fees
b -	HEBioT Disposal Revenues	g -	Junior Promissory Note
c -	Distribution Agreement	h -	Advances from Related Parties
d -	Disposal costs	i -	Line of Credit
e -	Facility Lease	j -	Claims by Related Party settled in Notes Payable – Note 7. Notes, Bonds, Debts and Borrowings.

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

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2021 and 2020 and as of June 30, 2021 and December 31, 2020

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

The following pages present the Company’s condensed consolidating balance sheet as of June 30, 2021, the condensed consolidating statements of operations for the three and six months ended June 30, 2021 and 2020, and condensed consolidating cash flows for the six months ended June 30, 2021 and 2020 of Entsorga West Virginia LLC and the Parent consolidated with other Company subsidiaries not subject to the WVEDA Solid Waste Disposal Revenue Bond restrictions and the elimination entries necessary to present the Company’s financial statements on a consolidated basis. The following condensed consolidating financial information should be read in conjunction with the Company's consolidated financial statements.

Condensed Consolidating Balance Sheet as of June 30, 2021

	Parent	Entsorga
	and other	West
	Subsidiaries	Virginia LLC	Eliminations	Consolidated
Assets
Cash	$2,257,929	$21,131	$—	$2,279,060
Restricted cash	—	3,808,751	—	3,808,751
Other current assets	9,880,155	366,925	(6,758,622)	3,488,458
Current assets	12,138,084	4,196,807	(6,758,622)	9,576,269
Restricted cash	—	2,603,440	—	2,603,440
HEBioT facility and other fixed assets	1,171,098	35,317,715	—	36,488,813
MBT facility development and license costs	6,431,359	1,606,500	—	8,037,859
Other assets	1,043,046	881,157	—	1,924,203
Total assets	$20,783,587	$44,605,619	$(6,758,622)	$58,630,584

Liabilities and stockholders’ equity
Notes, bonds, debts and borrowings	$6,582,338	$4,410,525	$—	$10,992,863
Other current liabilities	4,677,667	9,773,835	(6,758,622)	7,692,880
Current liabilities	11,260,005	14,184,360	(6,758,622)	18,685,743
Notes, bonds, debts and borrowings	1,642,161	28,868,099	—	30,510,260
Accrued interest	1,896,467	—	—	1,896,467
Total liabilities	14,798,633	43,052,459	(6,758,622)	51,092,470
Redeemable preferred stock	476,560	—	—	476,560
Stockholders' equity:
Attributable to parent	5,508,394	1,553,160	(1,330,738)	5,730,816
Attributable to non-controlling interests			1,330,738	1,330,738
Stockholders’ equity	5,508,394	1,553,160	—	7,061,554
Total liabilities and stockholders’ equity	$20,783,587	$44,605,619	$(6,758,622)	$58,630,584

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2021 and 2020 and as of June 30, 2021 and December 31, 2020

Condensed Consolidating Statement of Operations for the three months ended June 30, 2021

	Parent	Entsorga
	and other	West
	Subsidiaries	Virginia LLC	Eliminations	Consolidated
Revenue	$3,078,420	$376,554	$—	$3,454,974
Operating expenses
Equipment	1,806,324	—	—	1,806,324
Rental, service and maintenance expense	297,463	—	—	297,463
HEBioT	—	879,491	—	879,491
Selling, general and administrative	1,424,740	587,657	—	2,012,397
Depreciation and amortization	121,013	380,085	—	501,098
Total operating expenses	3,649,540	1,847,233	—	5,496,773
Loss from operations	(571,120)	(1,470,679)	—	(2,041,799)
Other (income) expenses, net	356,727	676,907	—	1,033,634
Net loss	$(927,847)	$(2,147,586)	$—	$(3,075,433)

Condensed Consolidating Statement of Operations for the six months ended June 30, 2021

	Parent	Entsorga
	and other	West
	Subsidiaries	Virginia LLC	Eliminations	Consolidated
Revenue	$5,766,162	$729,102	$—	$6,495,264
Operating expenses
Equipment	3,042,340		—	3,042,340
Rental, service and maintenance expense	553,172			553,172
HEBioT	—	1,556,768	—	1,556,768
Selling, general and administrative	2,679,938	978,416	—	3,658,354
Depreciation and amortization	245,864	757,067	—	1,002,931
Total operating expenses	6,521,314	3,292,251	—	9,813,565
Loss from operations	(755,152)	(2,563,149)	—	(3,318,301)
Other (income) expenses, net	747,065	1,344,790	—	2,091,855
Net loss	$(1,502,217)	$(3,907,939)	$—	$(5,410,156)

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2021 and 2020 and as of June 30, 2021 and December 31, 2020

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2021

	Parent	Entsorga
	and other	West
	Subsidiaries	Virginia LLC	Eliminations	Consolidated
Cash flows used in operating activities:
Net loss	$(1,502,217)	$(3,907,939)	$—	$(5,410,156)
Non-cash adjustments to reconcile net loss to net cash used in operations	839,324	830,277	—	1,669,601
Changes in operating assets and liabilities	(5,699,080)	5,179,330	—	(519,750)
Net cash used in operations	(6,361,973)	2,101,668	—	(4,260,305)

Cash flow used in investing activities:
Purchases (sales) of facility, equipment, fixtures and vehicles	—	(184,914)	—	(184,914)
Other investing activities	(28,388)	—	—	(28,388)
Net cash used in investing activities	(28,388)	(184,914)	—	(213,302)

Cash flows from financing activities:
Issuances of debt and equity	6,895,618	—	—	6,895,618
Repayments of debt	(627,163)	—	—	(627,163)
Net cash provided by financing activities	6,268,455	—	—	6,268,455
Effect of exchange rate on cash	(92)	—	—	(92)
Cash – beginning of period (restricted and unrestricted)	2,379,927	4,516,568	—	6,896,495
Cash – end of period (restricted and unrestricted)	$2,257,929	$6,433,322	$—	$8,691,251

Condensed Consolidating Statement of Operations for the three months ended June 30, 2020

	Parent	Entsorga
	and other	West
	Subsidiaries	Virginia LLC	Eliminations	Consolidated
Revenue	$381,033	$892,899	$—	$1,273,932
Operating expenses
HEBioT	—	1,020,277	—	1,020,277
Rental, service and maintenance expense	151,695	—	—	151,695
Equipment	—	—	—	—
Selling, general and administrative	1,615,049	282,393	—	1,897,442
Depreciation and amortization	124,612	445,152	—	569,764
Total operating expenses	1,891,356	1,747,822	—	3,639,178
Loss from operations	(1,510,323)	(854,923)	—	(2,365,246)
Other (income) expenses, net	378,737	641,227	—	1,019,964
Net loss	$(1,889,060)	$(1,496,150)	$—	$(3,385,210)

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2021 and 2020 and as of June 30, 2021 and December 31, 2020

Condensed Consolidating Statement of Operations for the six months ended June 30, 2020

	Parent	Entsorga
	and other	West
	Subsidiaries	Virginia LLC	Eliminations	Consolidated
Revenue	$1,250,242	$1,383,031	$—	$2,633,273
Operating expenses
HEBioT	—	1,832,704	—	1,832,704
Rental, service and maintenance expense	412,530	—	—	412,530
Equipment	146,404	—	—	146,404
Selling, general and administrative	3,283,828	532,037	—	3,815,865
Depreciation and amortization	249,346	935,620	—	1,184,966
Total operating expenses	4,092,108	3,300,361	—	7,392,469
Loss from operations	(2,841,866)	(1,917,330)	—	(4,759,196)
Other (income) expenses, net	726,965	1,293,023	—	2,019,988
Net loss	$(3,568,831)	$(3,210,353)	$—	$(6,779,184)

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2020

	Parent	Entsorga
	and other	West
	Subsidiaries	Virginia LLC	Eliminations	Consolidated
Cash flows used in operating activities:
Net loss	$(3,568,831)	$(3,210,353)	$—	$(6,779,184)
Non-cash adjustments to reconcile net loss to net cash used in operations	1,259,695	1,013,371	—	2,273,066
Changes in operating assets and liabilities	(1,845,609)	2,439,116	—	593,507
Net cash used in operations	(4,154,745)	242,134	—	(3,912,611)

Cash flow used in investing activities:
Purchases of construction in-progress, equipment, fixtures and vehicles	(2,649)	(48,082)	—	(50,731)
Other investing activities	(31,996)	—	—	(31,996)
Net cash used in investing activities	(34,645)	(48,082)	—	(82,727)

Cash flows from financing activities:
Issuances of debt and equity	2,706,750	—	—	2,706,750
Repayments of debt	(2,496)	—	—	(2,496)
Net cash provided by financing activities	2,704,254	—	—	2,704,254
Effect of exchange rate on cash	(20,208)	—	—	(20,208)
Cash – beginning of period (restricted and unrestricted)	1,847,526	3,689,426	—	5,536,952
Cash – end of period (restricted and unrestricted)	$342,182	$3,883,478	$—	$4,225,660

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and globally and more recently in the United States intermittent increases in cases reported, as well as those from new strains of the virus. Vaccines developed for the initial strain of the virus have been released and are being distributed. The Company continues to monitor the near term and longer term impacts of COVID-19 and the related business and travel restrictions and other changes intended to reduce its spread, and its impact on operations, financial position, cash flows, inventory, supply chains, purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. Due to the nature of the pandemic, the magnitude and duration of the pandemic and its impact on the Company’s operations, liquidity and financial performance will depend on certain developments, including duration, spread and reemergence of the outbreak, such as the Delta variant, its impact on our customers, supply chain partners and employees, and the range of governmental and community reactions to the pandemic, which are uncertain and cannot be fully predicted at this time.

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

Revolution Series™ Digesters

The Company currently markets an aerobic digestion technology solution for the disposal of food waste at the point of generation. Its line of Revolution Series Digesters have been described as self-contained, robotic digestive systems that we believe are as easy to install as a standard dishwasher with no special electrical or plumbing requirements. Units range in size depending upon capacity, with the smallest unit approximately the size of a residential washing machine. The digesters utilize a biological process to convert food waste into a liquid that is safe to discharge down an ordinary drain. This process can result in a substantial reduction in costs for customers including cruise lines, restaurants, retail stores, hospitals, hotel/hospitality companies and governmental units by eliminating the transportation and logistics costs associated with food waste disposal. The process also reduces the greenhouse gases associated with food-waste transportation and decomposition in landfills that have been linked to climate change. The Company offers its Revolution Series Digesters in several sizes targeting small to mid-sized food waste generation sites that are often more economical than traditional disposal methods. The Revolution Series Digesters are manufactured and assembled in the United States.

In an effort to expand the capabilities of its digesters, the Company developed a sophisticated Internet of Things (“IoT”) technology platform to provide its customers with transparency into their internal and supply chain waste generation and operational practices. This patented process collects weight related data from the digesters to deliver real-time data that provides valuable information that when analyzed, can improve efficiency and validate corporate sustainability efforts. The Company provides its IoT platform through a SaaS (“Software as a Service”) model that is either bundled in it rental agreements or sold through a separate annual software license. The Company continues to add new capacity sizes to its line of Revolution Series Digesters to meet customer needs.

HEBioT Resource Recovery Technology

The Company expanded its technology business in 2016 through the acquisition of certain development rights to a patented Mechanical Biological Treatment (“MBT”) technology developed by a European engineering firm that relies upon High Efficiency Biological Treatment (“HEBioT”) to process waste at the municipal or enterprise level. The technology results in a substantial reduction in landfill usage by converting a significant portion of intake, including organic waste and non-recyclable plastics, into a United States EPA recognized alternative fuel that can be used as a partial replacement for coal. The Company is currently exploring additional uses for its Solid Recovered Fuel (“SRF”) such as gasification, fuel for cogeneration and as a feedstock for bio-plastics.

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

Other Offerings

In addition to the Company’s core products focused on reducing the environmental impact of the waste management industry, the Company may enter into distributorships, or like agreements, as a result of symmetry with our customers and prospects. In 2020 the Company entered into a distribution agreement with Altapure, LLC, to distribute its patented line of ultrasonic based disinfecting, environmentally-friendly, automated and touchless high-level sub-micron aerosol disinfection system focused on demand for post-COVID environmental technologies. The Company recognized its first sale under this agreement in October 2020.

Results of operations for the three months ended June 30, 2021 compared to the three months ended June 30, 2020

Overview

The Company continued its revenue growth in the quarter ended June 30, 2021 with total revenues of $3,454,974 increasing 14% over the first quarter of 2021, 38% over the fourth quarter of 2020 and 171% over the comparative second quarter of 2020. Total revenues of $3,454,974 mark the third consecutive new quarterly high since the Company went public in 2015. During the second quarter of 2021, all of the business lines reported revenue growth over the first quarter of 2021.

The overall contribution (revenues, less direct costs) increased to 14% of revenue in the second quarter of 2021, as compared to 8% in the comparative second quarter of 2020, however decreased from 29% in the first quarter of 2021 primarily driven by supply chain pressures and an increase in stainless steel prices in equipment sales.

Selling, general and administrative expenses as a percentage of revenues increased to 58% in the second quarter of 2021, as compared to 54% in the first quarter of 2021 and decreased as compared to 149% in the comparative second quarter of 2020. The increase in the second quarter was the result of a decrease of $190,309 in the Digester and Corporate line offset by an increase of $305,264 in the HEBioT line.

The loss from operations as a percentage of revenue decreased to 59% in in the second quarter of 2021, as compared to 186% in the comparative second quarter of 2020, and decreased from 42% in the first quarter of 2021.

The Company continues to achieve growth in the Digester and Corporate line of business that has been driven by sales to Carnival Cruise Lines such that the second quarter revenues increased in the second quarter of 2021 by 15% to $3,078,420 as compared to the first quarter revenues of $2,687,742. The revenues of the HEBioT line have continued to be hampered by maintenance and repairs shutdowns at its SRF customer resulting in a 7% increase in revenues to $376,554 during the second quarter of 2021 as compared to the first quarter of 2021. As compared to the second quarter of 2020, the second quarter of 2021 Digester and Corporate line of business revenues increased by over 700% from $381,033 to $3,078,420 driven by Carnival Cruise Lines equipment sales, while the HEBioT line decreased by 58% from $892,899 to $376,554 due to the continuing maintenance and repairs shutdowns at its SRF customer, as well as by an adjustment in 2020 relating to a take-or-pay provision in the SRF customer’s contract.

The results of operations by business line are presented below.

	Three months ended June 30,
	Digester and Corporate			HEBioT			Total
	2021	2020	Change	2021	2020	Change	2021	2020	Change
Revenue
Equipment sales	$2,630,993	$—	$2,630,993	$—	$—	—	$2,630,993	$—	$2,630,993
Rental, services and maintenance	447,427	356,033	91,394	—	—	—	447,427	356,033	91,394
HEBioT	—	—	—	376,554	892,899	(516,345)	376,554	892,899	(516,345)
Management and advisory fees and other	—	25,000	(25,000)	—	—	—	—	25,000	(25,000)
Total Revenue	3,078,420	381,033	2,697,387	376,554	892,899	(516,345)	3,454,974	1,273,932	2,181,042
Operating Expenses
Equipment sales	1,806,324	—	1,806,324	—	—	—	1,806,324	—	1,806,324
Rental, services and maintenance	297,463	151,695	145,768	—	—	—	297,463	151,695	145,768
HEBioT	—	—	—	879,491	1,020,277	(140,786)	879,491	1,020,277	(140,786)
Selling, general and administrative	1,424,740	1,615,049	(190,309)	587,657	282,393	305,264	2,012,397	1,897,442	114,955
Depreciation and amortization	121,013	124,612	(3,599)	380,085	445,152	(65,067)	501,098	569,764	(68,666)
Total operating expenses	3,649,540	1,891,356	1,758,184	1,847,233	1,747,822	99,411	5,496,773	3,639,178	1,857,595
Loss from operations	(571,120)	(1,510,323)	939,203	(1,470,679)	(854,923)	(615,756)	(2,041,799)	(2,365,246)	323,447
Other expenses, net	356,727	378,737	(22,010)	676,907	641,227	35,680	1,033,634	1,019,964	13,670
Net loss	$(927,847)	$(1,889,060)	$961,213	$(2,147,586)	$(1,496,150)	$(651,436)	$(3,075,433)	$(3,385,210)	$309,777

Contribution

The contribution by business line and product is presented below.

	Three months ended June 30,
	Digester and Corporate			HEBioT			Total
	2021	2020	Change	2021	2020	Change	2021	2020	Change
Contribution
Equipment sales	$824,669	$—	$824,669	$—	$—	$—	$824,669	$—	$824,669
	31%	—	31%	—	—	—	31%	—	31%
Rental, services and maintenance	149,964	204,338	(54,374)	—	—	—	149,964	204,338	(54,374)
	34%	57%	(23)%	—	—	—	34%	57%	(23)%
HEBioT	—	—	—	(502,937)	(127,378)	(375,559)	(502,937)	(127,378)	(375,559)
	—	—	—	(134)%	(14)%	(120)%	(134)%	(14)%	(120)%
Management and advisory fees and other	—	25,000	(25,000)	—	—	—	—	25,000	(25,000)
	—	100%	(100)%	—	—	—	—	100%	(100)%
Total contribution	$974,633	$229,338	$745,295	$(502,937)	$(127,378)	$(375,559)	$471,696	$101,960	$369,736
	32%	60%	(28)%	(134)%	(14)%	(119)%	14%	8%	6%

The overall Digester and Corporate contribution increased to $974,633 during the second quarter as compared to $229,338 in the comparative second quarter of 2020 and $1,196,017 during the first quarter of 2021. These 2021 quarterly increases of 2020 were primarily the result of increased digester sales to Carnival Cruise Lines. The contribution margin during the second quarter of 2021 was 32%, as compared to 60% during the comparative second quarter of 2020 prior to the deliveries of digesters to Carnival Cruise Lines. During the first quarter of 2021, the contribution margin was 44%. The decrease from the first quarter of 2021 to the second quarter of 2021 was  driven by supply chain pressures and an increase in stainless steel prices in equipment sales.

As noted previously, revenues have been constrained at the HEBioT facility and as such, with a high level of fixed costs for each of the second quarters of 2021 and 2020, as well as the first quarter of 2021, the facility has had negative contributions.

Selling, General and Administrative Expenses

	Three months ended June 30,
	Digester and Corporate			HEBioT			Total
	2021	2020	Change	2021	2020	Change	2021	2020	Change
Selling, general and administrative expenses
Staffing	$770,678	$701,372	$69,306	$81,065	$44,337	$36,728	$851,743	$745,709	$106,034
Stock based compensation	79,854	309,414	(229,560)	—	—	—	79,854	309,414	(229,560)
Professional fees	239,413	300,053	(60,640)	33,138	90,609	(57,471)	272,551	390,662	(118,111)
Office operations	124,425	117,434	6,991	162,475	31,589	130,886	286,900	149,023	137,877
Other expenses	210,370	186,776	23,594	310,979	115,858	195,121	521,349	302,634	218,715
Total Selling, general and administrative expenses	$1,424,740	$1,615,049	$(190,309)	$587,657	$282,393	$305,264	$2,012,397	$1,897,442	$114,955

Consolidated staffing and stock based compensation expenses of $931,597 during the second quarter of 2021 reflect the impact of staffing reductions initiated in 2020, offset by increases in management across all lines and administrative staffing at the HEBioT facility, resulting in a decrease of $123,526 (12%) from the second quarter of 2020. Professional fees decreased by $118,111 primarily due to a reduction in investor relations fees. Office operations expenses increased by $137,877 as compared to the second quarter of 2020 with the majority of the increase attributable to the HEBioT facility, which increased primarily due to a local property tax. Other expenses increased by $218,716 as compared to the second quarter of 2020 due to an increase of $195,121 at the HEBioT facility primarily due to an adjustment of the West Virginia landfill assessment.

Depreciation and Amortization

Consolidated depreciation and amortization of $501,098 for the second quarter of 2021 decreased from $569,764 for the second quarter of 2020 due to adjustments in the depreciation expense over the remaining lives of assets at the HEBioT faculty.

Other Expenses

Consolidated other expenses of $1,033,634 for the second quarter of 2021 decreased from $1,058,221 during the first quarter of 2021 primarily as a result of lower absorbed equity method losses from our investment in  East Shore Port Ventures, LLC, and increased from $1,019,964 during the comparative second quarter of 2020 due a decrease in income earned on restricted cash and an increase in interest.

Results of operations for the six months ended June 30, 2021 compared to the six months ended June 30, 2020

Overview

The Company continued its revenue growth during the six months ended June 30, 2021 with total revenues of $6,495,264 increasing 147% over the comparative period in of 2020.

The overall contribution rate (revenues, less direct costs) increased to 21% during the six months ended June 30, 2021, as compared to 9% in the comparative period in of 2020, increasing to $1,342,984 from $241,635, respectively.

Selling, general and administrative expenses as a percentage of revenues decreased to 56% during the six months ended June 30, 2021, as compared to 145% in the comparative period in of 2020, decreasing to $3,658,354 from $3,815,865, respectively.

The loss from operations as a percentage of revenue decreased to 51% during the six months ended June 30, 2021, as compared to 181% in the comparative period in of 2020.

The Company continues to achieve growth in the Digester and Corporate line of business that has been driven by sales to Carnival Cruise Lines such that the operating loss was driven down to $755,152 during the six months ended June 30, 2021 from $2,841,866 during the six months ended June 30, 2020.

During the six months ended June 30, 2021 revenues at the HEBiot facility were $729,102, a decrease of $653,929 from the six months ended June 30, 2020, which was offset in part by a $275,936 decrease in the related direct costs, resulting in a gross negative contribution of $827,666 and $449,673 during the respective periods. The HEBioT facility have continued to be hampered by maintenance and repairs shutdowns at its SRF customer. In addition to the increase in negative contribution, the facility’s selling, general and administrative expenses increased by $446,379 driven by increases in property taxes and landfill assessments.

The results of operations by business line are presented below.

	Six months ended June 30,
	Digester and Corporate			HEBioT			Total
	2021	2020	Change	2021	2020	Change	2021	2020	Change
Revenue
Equipment sales	$4,897,506	$323,116	$4,574,390	$—	$—	—	$4,897,506	$323,116	$4,574,390
Rental, services and maintenance	868,656	827,126	41,530	—	—	—	868,656	827,126	41,530
HEBioT	—	—	—	729,102	1,383,031	(653,929)	729,102	1,383,031	(653,929)
Management and advisory fees and other	—	100,000	(100,000)	—	—	—	—	100,000	(100,000)
Total Revenue	5,766,162	1,250,242	4,515,920	729,102	1,383,031	(653,929)	6,495,264	2,633,273	3,861,991
Operating Expenses
Equipment sales	3,042,340	146,404	2,895,936	—	—	—	3,042,340	146,404	2,895,936
Rental, services and maintenance	553,172	412,530	140,642	—	—	—	553,172	412,530	140,642
HEBioT	—	—	—	1,556,768	1,832,704	(275,936)	1,556,768	1,832,704	(275,936)
Selling, general and administrative	2,679,938	3,283,828	(603,890)	978,416	532,037	446,379	3,658,354	3,815,865	(157,511)
Depreciation and amortization	245,864	249,346	(3,482)	757,067	935,620	(178,553)	1,002,931	1,184,966	(182,035)
Total operating expenses	6,521,314	4,092,108	2,429,206	3,292,251	3,300,361	(8,110)	9,813,565	7,392,469	2,421,096
Loss from operations	(755,152)	(2,841,866)	2,086,714	(2,563,149)	(1,917,330)	(645,819)	(3,318,301)	(4,759,196)	1,440,895
Other expenses, net	747,065	726,965	20,100	1,344,790	1,293,023	51,767	2,091,855	2,019,988	71,867
Net loss	$(1,502,217)	$(3,568,831)	$2,066,614	$(3,907,939)	$(3,210,353)	$(697,586)	$(5,410,156)	$(6,779,184)	$1,369,028

Contribution

The contribution by business line and product is presented below.

	Six months ended June 30,
	Digester and Corporate			HEBioT			Total
	2021	2020	Change	2021	2020	Change	2021	2020	Change
Contribution
Equipment sales	$1,855,166	$176,712	$1,678,454	$—	$—	$—	$1,855,166	$176,712	$1,678,454
	38%	55%	(17)%	—	—	—	38%	55%	(17)%
Rental, services and maintenance	315,484	414,596	(99,112)	—	—	—	315,484	414,596	(99,112)
	36%	50%	(14)%	—	—	—	36%	50%	(14)%
HEBioT	—	—	—	(827,666)	(449,673)	(377,993)	(827,666)	(449,673)	(377,993)
	—	—	—	(114)%	(33)%	(81)%	(114)%	(33)%	(81)%
Management and advisory fees and other	—	100,000	(100,000)	—	—	—	—	100,000	(100,000)
	—	100%	(100)%	—	—	—	—	100%	(100)%
Total contribution	$2,170,650	$691,308	$1,479,342	$(827,666)	$(449,673)	$(377,993)	$1,342,984	$241,635	$1,101,349
	38%	55%	(17)%	(114)%	(33)%	(81)%	21%	9%	12%

The overall Digester and Corporate contribution increased to $2,170,650 during the six months ended June 30, 2021 as compared to $691,308 in the comparative first half of 2020. This increases were primarily the result of increased digester sales to Carnival Cruise Lines. The contribution margin during the first half of 2021 was 38%, as compared to 55% during the comparative first half of 2020 prior to the deliveries of digesters to Carnival Cruise Lines.

As noted previously, revenues have been constrained at the HEBioT facility and as such, with a high level of fixed costs for each of the first halves of 2021 and 2020, the facility has had negative contributions.

Selling, General and Administrative Expenses

	Six months ended June 30,
	Digester and Corporate			HEBioT			Total
	2021	2020	Change	2021	2020	Change	2021	2020	Change
Selling, general and administrative expenses
Staffing	$1,339,297	$1,467,140	$(127,843)	$178,766	$80,216	$98,550	$1,518,063	$1,547,356	$(29,293)
Stock based compensation	245,072	586,303	(341,231)	—	—	—	245,072	586,303	(341,231)
Professional fees	482,254	556,370	(74,116)	51,788	102,687	(50,899)	534,042	659,057	(125,015)
Office operations	244,929	230,495	14,434	342,673	119,324	223,349	587,602	349,819	237,783
Other expenses	368,386	443,520	(75,134)	405,189	229,810	175,379	773,575	673,330	100,245
Total Selling, general and administrative expenses	$2,679,938	$3,283,828	$(603,890)	$978,416	$532,037	$446,379	$3,658,354	$3,815,865	$(157,511)

Consolidated staffing and stock based compensation expenses of $1,763,135 during the first half of 2021 reflect the impact of staffing reductions initiated in 2020, offset in by increases in management across all lines and administrative staffing at the HEBioT facility, resulting in a decrease of $370,524 (17%) from the first half of 2020. Professional fees decreased by $125,015 primarily due to a reduction in investor relations fees. Office operations expenses increased by $237,783 as compared to the second quarter of 2020, driven primarily by a local property tax revaluation at the HEBioT facility. Other expenses increased by $100,245 as compared to the first half of 2020 due to an increase of $175,379 at the HEBioT facility primarily due to an adjustment of the West Virginia landfill assessment and an increase in bond trust fees.

Depreciation and Amortization

Consolidated depreciation and amortization of $1,002,931 during the six months ended June 30, 2021 decreased  by $182,035 from $1,184,966 during the six months ended June 30, 2020 due to adjustments initiated in 2021 in the depreciation expense over the remaining lives of assets at the HEBioT faculty.

Other Expenses

Consolidated other expenses of $2,091,855 during the six months ended June 30, 2021 increased by $71,867 from $2,019,988 during the six months ended June 30, 2020 due absorption of a $32,749 loss from an unconsolidated investment and increases in the amortization of debt discounts and costs due to the increasing balance of the debt and a reduction in interest income in bond related trust funds due to lower interest rates.

Liquidity and Capital Resources

For the six months ended June 30, 2021, the Company had a consolidated net loss of $5,410,156, incurred a consolidated loss from operations of $3,318,301 and used net cash in consolidated operating activities of $4,260,305. At June 30, 2021, consolidated total stockholders’ equity amounted to $7,061,554, consolidated stockholders’ equity attributable to parent amounted to $5,730,816, and the Company had a consolidated working capital deficit of $9,109,474. While the Company had not met certain of its senior secured note’s financial covenants as of June 30, 2021 and has received a waiver for such non-compliance through June 30, 2021, until such time as the Company regains compliance or receives a waiver of such covenants for a year beyond the balance sheet date, under current GAAP accounting rules, the senior secured note amounting to $4,042,847 has been classified as current debt. The Company does not yet have a history of financial profitability. There is no assurance that the Company will continue to raise sufficient capital or debt to sustain operations or to pursue other strategic initiatives or that such financing will be on terms that are favorable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Cash

As of June 30, 2021 and December 31, 2020, the Company had unrestricted cash balances of $2,279,060 and $2,403,859, respectively. In addition, as of June 30, 2021 and December 31, 2020, the Company had restricted cash balances of $6,412,191 and $4,492,636 relating to its West Virginia EDA senior secured bonds.

Borrowing and Debt

See Note 7. Notes, Bonds, Debts and Borrowings to the Financial Statements filed herewith.

Cash Flows

Cash flows used in operating activities — We used $4,260,305 of cash in operating activities during the six months ended June 30, 2021, an increase of $347,694 over $3,912,611 of cash used in operating activities during the six months ended June 30, 2020. Excluding the change in operating assets and liabilities, we used $3,740,555 of cash in operating activities during the six months ended June 30, 2021, a decrease of $765,563 over $4,506,118 of cash used in operating activities during the six months ended June 30, 2020. Our net loss for the six months ended June 30, 2021 of $5,410,156 was reduced by $1,669,601 of non-cash operating income and expenses as compared to a net loss for the six months ended June 30, 2020 of $6,779,184 that was reduced by $2,273,066 of non-cash operating income and expenses.

Cash flows used in investing activities — $213,302 of cash was used in investing activities during the six months ended June 30, 2021, as compared to a usage of $82,727 during the six months ended June 30, 2020.

Cash flows from financing activities — Cash flows from financing activities amounted to $6,268,455 during the six months ended June 30, 2021, an increase of $3,564,201 from $2,704,254 of cash flows from financing activities during the six months ended June 30, 2020. This increase was due to an increase in cash flows from the issuance of common stock shares of $6,895,618, offset in part by debt repayments of $627,163, as compared to $1,560,450, $421,300 and $725,000 raised during the six months ended June 30, 2020 through a preferred stock private placement, a Payroll Protection Loan and net related party advances, respectively, offset by debt repayments of $2,496.

Off Balance Sheet Arrangements

We have not entered into or are a party to any off-balance sheet arrangements during the six months ended June 30, 2021.

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

BioHiTech Global, Inc.

August 9, 2021	By:	/s/ Anthony Fuller
	Name:	Anthony Fuller
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian C. Essman
	Name:	Brian C. Essman
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
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

Furnished*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)				Filed

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