Form 10-Q
period 2021-09-30
BIOHITECH GLOBAL, INC.
filed 2021-11-18
CIK 1590383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	BHTG	NASDAQ Capital Market

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 11, 2021
Common Stock, $0.0001 par value per share	29,441,231

BioHiTech Global, Inc. and Subsidiaries

i

PART I -            FINANCIAL INFORMATION

Item 1.                Financial Statements

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue
Equipment sales	$3,152,639	$293,876	$8,050,145	$616,992
Rental, service and maintenance	785,576	423,996	1,654,232	1,251,122
HEBioT	585,102	625	1,314,204	1,383,656
Management advisory and other fees (related party)	—	24,380	—	124,380
Total revenue	4,523,317	742,877	11,018,581	3,376,150
Operating expenses
Equipment sales	2,112,407	171,002	5,154,747	317,406
Rental, service and maintenance	455,436	139,665	1,008,608	552,195
HEBioT processing	898,094	945,810	2,454,862	2,778,514
Selling, general and administrative	1,699,343	1,924,293	5,357,697	5,740,158
Impairment expense	—	917,420	—	917,420
Depreciation and amortization	505,353	562,143	1,508,284	1,747,109
Total operating expenses	5,670,633	4,660,333	15,484,198	12,052,802
Loss from operations	(1,147,316)	(3,917,456)	(4,465,617)	(8,676,652)
Other expenses, net
Interest (income)	(159)	(108)	(469)	(17,730)
Interest expense	1,042,253	1,023,165	3,101,669	3,060,775
(Gain) on sales of fixed assets	(8,957)	—	(8,957)	—
PPP Loan forgiveness	(421,300)	—	(421,300)	—
Loss from unconsolidated entity	10,982	—	43,731	—
Total other expenses, net	622,819	1,023,057	2,714,674	3,043,045
Net loss	(1,770,135)	(4,940,513)	(7,180,291)	(11,719,697)
Net loss attributable to non-controlling interests	(583,261)	(1,647,782)	(1,979,000)	(3,190,788)
Net loss attributable to Parent	(1,186,874)	(3,292,731)	(5,201,291)	(8,528,909)
Other comprehensive income
Foreign currency translation adjustment	32,810	71,067	16,766	40,931
Comprehensive loss	$(1,154,064)	$(3,221,664)	$(5,184,525)	$(8,487,978)

Net loss attributable to Parent	$(1,186,874)	$(3,292,731)	$(5,201,291)	$(8,528,909)
Less – preferred stock dividends	(175,169)	(205,115)	(533,193)	(587,428)
Deemed dividend on down round features	(622,482)	(21,738)	(622,482)	(21,738)
Net loss – common shareholders	(1,984,525)	(3,519,584)	(6,356,966)	(9,138,075)
Net loss per common share - basic and diluted	$(0.07)	$(0.16)	$(0.24)	$(0.49)
Weighted average number of common shares outstanding - basic and diluted	28,478,706	22,044,540	27,034,898	18,787,566

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,
	2021	December 31,
	(Unaudited)	2020
		(Revised, Note 2)
Assets
Current Assets
Cash	$622,088	$2,403,859
Restricted cash	3,764,521	1,884,691
Accounts receivable, net of allowance for doubtful accounts of $196,338 and $151,459 as of September 30, 2021 and December 31, 2020, respectively	1,861,455	1,574,047
Inventory	1,007,537	695,110
Prepaid expenses and other current assets	210,544	184,274
Total Current Assets	7,466,145	6,741,981
Restricted cash	2,603,506	2,607,945
Equipment on operating leases, net	1,037,006	1,311,755
HEBioT facility, equipment, fixtures and vehicles, net	35,044,593	35,946,225
License and capitalized MBT facility development costs	8,007,484	8,072,471
Other assets	1,887,988	2,006,048
Total Assets	$56,046,722	$56,686,425

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$3,711,475	$2,492,606
Accrued expenses and liabilities	1,477,032	2,515,724
Accrued interest payable	758,725	1,279,018
Customer deposits	559,106	1,802,725
Current portion of notes, bonds, debts and borrowings	10,821,272	10,120,457
Deferred revenue	298,752	138,961
Total Current Liabilities	17,626,362	18,349,491
Non-current portion of notes, bonds, debts and borrowings	28,832,835	29,645,227
Accrued interest (related party)	1,982,423	1,807,857
Non-current lease liabilities	1,137,806	1,216,861
Liabilities to non-controlling interests to be settled in subsidiary membership units	—	1,585,812
Total Liabilities	49,579,426	52,605,248
Series A redeemable convertible preferred stock, 333,401 shares designated and issued, and 95,312 and 125,312 outstanding as of September 30, 2021 and December 31, 2020, respectively	476,560	626,553
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 3,209,210 designated; 1,936,214 issued; 542,673 and 848,292 outstanding as of September 30, 2021 and December 31, 2020, respectively:	5,057,942	6,621,576
Common stock, $0.0001 par value, 50,000,000 shares authorized, 29,156,691 and 23,354,130 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	2,916	2,334
Additional paid in capital	75,099,785	64,371,007
Accumulated deficit	(74,790,336)	(68,537,145)
Accumulated other comprehensive (loss)	(127,048)	(143,814)
Stockholders’ equity attributable to Parent	5,243,259	2,313,958
Stockholders’ equity attributable to non-controlling interests	747,477	1,140,666
Total Stockholders’ Equity	5,990,736	3,454,624
Total Liabilities and Stockholders’ Equity	$56,046,722	$56,686,425

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(7,180,291)	$(11,719,697)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,508,284	1,747,109
Impairment expense	—	917,420
Amortization of operating lease right of use assets	59,179	72,402
Provision for bad debts	45,000	126,119
Share based employee and vendor compensation	369,828	1,835,750
Interest resulting from amortization of financing costs and discounts	330,916	419,715
Loss from unconsolidated entity	43,731	—
(Gain) on sale of fixed assets	(8,957)	—
PPP Loan Forgiveness	(421,300)	—
Changes in operating assets and liabilities	(924,430)	(909,507)
Net cash used in operating activities	(6,178,040)	(7,510,689)
Cash flow used in investing activities:
Purchases of facility, equipment, fixtures and vehicles	(252,929)	(207,173)
Proceeds from sale of vehicle	8,957	—
Refund of deposit	—	5,000
MBT facility development costs incurred	(29,513)	(62,949)
Net cash used in investing activities	(273,485)	(265,122)
Cash flows from financing activities:
Proceeds from the sales of common stock	7,548,502	8,437,480
Proceeds from the sale of Series F convertible preferred stock units	—	1,560,450
Proceeds from Payroll Protection Program Loan	—	421,300
Repayment of Senior secured note	(1,000,000)	—
Repayments of long-term debt	(3,265)	(3,544)
Related party advances, net	—	725,000
Net cash provided by financing activities	6,545,237	11,140,686
Effect of exchange rate on cash (restricted and unrestricted)	(92)	(18,129)
Net change in cash (restricted and unrestricted)	93,620	3,346,746
Cash - beginning of period (restricted and unrestricted)	6,896,495	5,536,952
Cash - end of period (restricted and unrestricted)	$6,990,115	$8,883,698

Supplementary cash flow information (cash paid during the periods):
Interest	$2,892,850	$1,596,332
Income taxes	—	—

Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Transfer of inventory to leased equipment	$54,000	$84,501
Acquisition of right of use leased asset and creation of lease liability	—	412,647
Accrual of Series A preferred stock dividends	35,543	52,654
Payment of Series A preferred stock dividends in common stock	79,181	—
Conversion of preferred stock into common	—	239,566
Payment of preferred stock dividends in common stock	390,460	21,732
Issuance of subsidiary membership interest in exchange for liabilities due non-controlling interest entity	1,918,947	—
Exchange of subsidiary non-controlling interest in exchange for liabilities owed Company by non-controlling interest entity	333,135	—

Reconciliation of Cash and Restricted Cash:
Cash	$622,088	$4,950,112
Restricted cash (current)	3,764,521	1,287,138
Restricted cash (non-current)	2,603,506	2,646,448
Total cash and restricted cash at the end of the period	$6,990,115	$8,883,698

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Statement of Stockholders’ Equity Attributable to Parent for the Three Months Ended September 30, 2021:

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares		Shares		Paid in	Comprehensive	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Other Loss	Deficit	Total
Balance at July 1, 2021 (Revised)	447,361	$5,057,942	28,348,684	$2,835	$73,800,159	$(159,858)	$(72,970,262)	$5,730,816
Common stock issued to employee under restricted stock units and vendor for services rendered	—	—	63,870	6	12,545	—	—	12,551
Common stock issued under Committed Equity Facility	—	—	744,137	75	652,810	—	—	652,885
Sr. A Preferred stock dividend accrual	—	—	—	—	—	—	(10,718)	(10,718)
Share-based employee and director compensation	—	—	—	—	11,789	—	—	11,789
Deemed dividend resulting from down round adjustment in warrant exercise and preferred stock conversion pricing	—	—	—	—	622,482	—	(622,482)	—
Net loss	—	—	—	—	—	—	(1,186,874)	(1,186,874)
Foreign currency translation adjustment	—	—	—	—	—	32,810	—	32,810

Balance at September 30, 2021	447,361	$5,057,942	29,156,691	$2,916	$75,099,785	$(127,048)	$(74,790,336)	$5,243,259

Statement of Stockholders’ Equity Attributable to Parent for the Nine Months Ended September 30, 2021:
					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares		Shares			Comprehensive	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Other Loss	Deficit	Total
Balance at January 1, 2021 (Revised)	722,980	$6,621,576	23,354,130	$2,334	$64,371,007	$(143,814)	$(68,537,145)	$2,313,958
Common stock sold, net of offering costs	—	—	4,160,800	417	7,548,086	—	—	7,548,503
Common stock issued to employee under restricted stock units and vendor for services rendered	—	—	265,168	26	103,245	—	—	103,271
Warrants exercised	—	—	148,471	15	(15)	—	—	—
Sr. A preferred stock conversion, dividend payments and accrual (Sr. A preferred is not included in equity preferred shares)	(30,000)	(150,000)	127,324	13	229,162	—	(33,680)	195,495
Sr. C preferred stock dividend payment	—	—	44,577	5	80,233	—	(80,238)	—
Sr. D preferred stock conversion and dividend payments	(11,100)	(865,304)	749,321	76	1,104,017	—	(238,789)	—
Sr. E preferred stock conversion	(264,519)	(698,330)	264,519	26	698,304	—	—	—
Sr. F preferred dividend payments	—	—	42,381	4	76,707	—	(76,711)	—
Share-based employee and director compensation	—	—	—	—	266,557	—	—	266,557
Deemed dividend resulting from down round adjustment in warrant exercise and preferred stock conversion pricing	—	—	—	—	622,482	—	(622,482)	—
Net loss	—	—	—	—	—	—	(5,201,291)	(5,201,291)
Foreign currency translation adjustment	—	—	—	—	—	16,766	—	16,766

Balance at September 30, 2021	447,361	$5,057,942	29,156,691	$2,916	$75,099,785	$(127,048)	$(74,790,336)	$5,243,259

Statement of Stockholders’ Equity Attributable to Non-Controlling Interests in Consolidated Subsidiaries for the Three Months Ended September 30, 2021:
	Non- Controlling	Accumulated
	Equity Interest	Deficit	Total
Balance at July 1, 2021	$9,665,396	$(8,334,658)	$1,330,738
Net loss	—	(583,261)	(583,261)

Balance at September 30, 2021	$9,665,396	$(8,917,919)	$747,477

Statement of Stockholders’ Equity Attributable to Non-Controlling Interests in Consolidated Subsidiaries for the Nine Months Ended September 30, 2021:
	Non-Controlling	Accumulated
	Equity Interest	Deficit	Total
Balance at January 1, 2021	$8,079,585	$(6,938,919)	$1,140,666
Membership units issued to non-controlling member	1,918,946	—	1,918,946
Membership units assigned to BioHiTech by non-controlling member	(333,135)	—	(333,135)
Net loss	—	(1,979,000)	(1,979,000)

Balance at September 30, 2021	$9,665,396	$(8,917,919)	$747,477

BioHiTech Global, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited), continued

Statement of Stockholders’ Equity (Deficit) Attributable to Parent for the Three Months Ended September 30, 2020:
					Additional	Accumulated
	Preferred Stock		Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Other Loss	Deficit	Total
Balance at July 1, 2020 (Revised)	724,480	$6,761,142	17,809,592	$1,780	$54,385,016	$(13,002)	$(62,173,872)	$(1,038,936)
Underwritten issuance of common stock, net of costs	—	—	5,232,500	523	8,436,957	—	—	8,437,480
Conversion of Series A preferred stock, and payment of accrued dividends in common stock	—	—	59,639	6	107,344	—	—	107,350
Conversion of Series D preferred stock, and payment of unaccrued dividends in common stock	(1,500)	(139,566)	91,328	9	153,945	—	(14,388)	—
Series F preferred stock issuance			—	—		—	—	—
Share-based employee and director compensation	—	—	9,900	1	472,646	—	—	472,647
Payments in common stock and warrants to vendors and creditors	—	—	141,259	14	297,821	—	—	297,835
Preferred stock dividends paid in common stock	—	—	9,912	1	17,839	—	—	17,840
Deemed dividend on down round feature	—	—	—	—	21,738	—	(21,738)	—
Warrants exercised	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	(17,840)	(17,840)
Net loss	—	—	—	—	—	—	(3,292,731)	(3,292,731)
Foreign currency translation adjustment	—	—	—	—	—	(71,067)	—	(71,067)
Balance at September 30, 2020 (Revised)	722,980	$6,621,576	23,354,130	$2,334	$63,893,306	$(84,069)	$(65,520,569)	$4,912,578

Statement of Stockholders’ Equity Attributable to Parent for the Nine Months Ended September 30, 2020:
					Additional	Accumulated
	Preferred Stock		Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Other Loss	Deficit	Total
Balance at January 1, 2020 (Revised)	710,869	$5,253,734	17,300,899	$1,730	$53,714,402	$(43,138)	$(56,902,585)	$2,024,143
Underwritten issuance of common stock, net of costs	—	—	5,232,500	523	8,436,957	—	—	8,437,480
Conversion of Series A preferred stock, and payment of accrued dividends in common stock	—	—	59,639	6	107,344	—	—	107,350
Conversion of Series D preferred stock, and payment of unaccrued dividends in common stock	(1,500)	(139,566)	91,328	9	153,945	—	(14,388)	—
Series F preferred stock issuance	13,611	1,507,408	—	—	53,042	—	—	1,560,450
Share-based employee and director compensation	—	—	132,400	13	1,065,256	—	—	1,065,269
Payments in common stock and warrants to vendors and creditors	—	—	141,259	14	297,821	—	—	297,835
Preferred stock dividends paid in common stock	—	—	23,801	2	42,838	—	—	42,840
Deemed dividend on down round feature	—	—	—	—	21,738	—	(21,738)	—
Warrants exercised	—	—	372,304	37	(37)	—	—	—
Preferred stock dividends	—	—	—	—	—	—	(52,949)	(52,949)
Net loss	—	—	—	—	—	—	(8,528,909)	(8,528,909)
Foreign currency translation adjustment	—	—	—	—	—	(40,931)	—	(40,931)
Balance at September 30, 2020 (Revised)	722,980	$6,621,576	23,354,130	$2,334	$63,893,306	$(84,069)	$(65,520,569)	$4,912,578

Statement of Stockholders’ Equity Attributable to Non-Controlling Interests in Consolidated Subsidiaries for the Three Months Ended September 30, 2020:
	Non-Controlling	Accumulated
	Equity Interest	Deficit	Total
Balance at July 1, 2020	$8,079,585	$(4,277,009)	$3,802,576
Net loss	—	(1,647,782)	(1,647,782)
Balance at September 30, 2020	$8,079,585	$(5,924,791)	$2,154,794

Statement of Stockholders’ Equity Attributable to Non-Controlling Interests in Consolidated Subsidiaries for the Nine Months Ended September 30, 2020:
	Non-Controlling	Accumulated
	Equity Interest	Deficit	Total
Balance at January 1, 2020	$8,079,585	$(2,734,003)	$5,345,582
Net loss	—	(3,190,788)	(3,190,788)
Balance at September 30, 2020	$8,079,585	$(5,924,791)	$2,154,794

See accompanying notes to unaudited interim condensed consolidated financial statements.

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2021 and 2020 and as of September 30, 2021 and December 31, 2020

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

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continued to spread throughout the United States and globally and more recently in the United States intermittent increases in cases reported, as well as those from new strains of the virus. Vaccines developed for the initial strain of the virus have been released and are being distributed. The Company continues to monitor the near term and longer term impacts of COVID-19 and the related business and travel restrictions and other changes intended to reduce its spread, and its impact on operations, financial position, cash flows, inventory, supply chains, purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. Due to the nature of the pandemic, the magnitude and duration of the pandemic and its impact on the Company’s operations, liquidity and financial performance will depend on certain developments, including duration, spread and reemergence of the outbreak, its impact on our customers, supply chain partners and employees, and the range of governmental and community reactions to the pandemic, which are uncertain and cannot be fully predicted at this time.

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

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2020, which contains the audited financial statements and notes thereto, for the years ended December 31, 2020 and 2019 included within the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 16, 2021. The financial information as of December 31, 2020 presented hereto is derived from the audited consolidated financial statements presented in the Company’s audited consolidated financial statements for the year ended December 31, 2020. The interim results for the three and nine months ended September 30, 2021 is not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

As of September 30, 2021 and December 31, 2020, the Company's active wholly-owned subsidiaries were BioHiTech America, LLC, BioHiTech Europe Limited, BHT Financial, LLC and BHT Renewables LLC (formerly E.N.A. Renewables LLC), and its controlled subsidiary was Refuel America LLC (68.2% and 60%, respectively) and its wholly-owned subsidiaries Apple Valley Waste Technologies Buyer, Inc., Apple Valley Waste Technologies, LLC, New Windsor Resource Recovery LLC and Rensselaer Resource Recovery LLC and its controlled subsidiary Entsorga West Virginia LLC (93.5% and 88.7%, respectively). As each of these subsidiaries operate as environmental-based service companies, we did not deem segment reporting necessary.

Reclassifications to certain prior period amounts have been made to conform to current period presentation. These reclassifications have no effect on previously reported net loss.

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2021 and 2020 and as of September 30, 2021 and December 31, 2020

Going Concern and Liquidity - For the nine months ended September 30, 2021, the Company had a consolidated net loss of $7,180,291, incurred a consolidated loss from operations of $4,465,617 and used net cash in consolidated operating activities of $6,178,040. At September 30, 2021, consolidated total stockholders’ equity amounted to $5,990,736, consolidated stockholders’ equity attributable to parent amounted to $5,243,259, and the Company had a consolidated working capital deficit of $10,160,217. While the Company had not met certain of its senior secured note’s financial covenants as of September 30, 2021 and has received a waiver for such non-compliance through September 30, 2021, until such time as the Company regains compliance or receives a waiver of such covenants for a year beyond the balance sheet date, under current GAAP accounting rules, the senior secured note amounting to $3,746,025 has been classified as current debt. The Company does not yet have a history of financial profitability. On September 23, 2021, the Company entered into a committed equity facility (see Note 9) for up to the lesser of $20,000,000 or the Nasdaq exchange cap, there is no assurance that the Company will continue to raise sufficient capital or debt to sustain operations or to pursue other strategic initiatives or that such financing will be on terms that are favorable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2. Revision of Financial Statements

During the preparation of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, the Company determined that there was an error in the recording of beneficial conversion features as a result of resets in the conversion price of the convertible preferred stock during the years ended December 31, 2018 and 2019. The error resulted in an understatement of additional paid in capital and accumulated deficit. The Company assessed the materiality of the misstatement in accordance with Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections, SEC Staff Accounting Bulletins No. 99, Materiality, and No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and concluded that the misstatement was not material to the Company’s consolidated financial position for the prior periods and that amendments of previously filed reports were not required. However, the Company determined that the impact of the corrections would be too significant to record in the third quarter of fiscal 2021. As such, the revision for the correction is reflected in the accompanying balance sheet as of December 31, 2020 and the accompanying statements of changes in stockholders’ equity for the three and nine months ended September 30, 2020. Disclosure of the revised amounts will also be reflected in future filings containing the applicable periods.

The effect of the revision on line items within the Company’s consolidated financial statements as of December 31, 2020 and for the three and nine months ended September 30, 2020 was as follows:

Balance Sheet:

	December 31, 2020
	As Previously
	Reported	Adjustment	As Revised
Additional paid in capital	$60,253,664	$4,117,343	$64,371,007
Accumulated deficit	(64,419,802)	(4,117,343)	(68,537,145)
Stockholder’s equity attributable to Parent	2,313,958	—	2,313,958

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2021 and 2020 and as of September 30, 2021 and December 31, 2020

Statements of Changes in Stockholder’s Equity:

	Additional Paid in Capital			Accumulated Deficit
	As Previously			As Previously
	Reported	Adjustment	As Revised	Reported	Adjustment	As Revised
January 1, 2020	$49,597,059	$4,117,343	$53,714,402	$(52,785,242)	$(4,117,343)	$(56,902,585)
July 1, 2020	50,267,673	4,117,343	54,385,016	(58,056,529)	(4,117,343)	(62,173,872)
September 30, 2020	59,775,963	4,117,343	63,893,306	(61,403,226)	(4,117,343)	(65,520,569)
January 1, 2021	60,253,664	4,117,343	64,371,007	(64,419,802)	(4,117,343)	(68,537,145)
July 1, 2021	69,682,816	4,117,343	73,800,159	(68,852,919)	(4,117,343)	(72,970,262)

Note 3. Summary of Significant Accounting Policies

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

Recent Accounting Standards:

The Company has not implemented any recent accounting standards during the nine months ended September 30, 2021.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted earnings per share computation. This guidance is effective as of January 1, 2022 (Early adoption is permitted effective January 1, 2021). The Company is currently evaluating the effect the updated standard will have on its financial position, results of operations or financial statement disclosure.

There have been no other recent accounting standards or changes in accounting standards that have been issued but not yet adopted that are of significance, or potential significance, to the Company.

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2021 and 2020 and as of September 30, 2021 and December 31, 2020

Note 4. Equipment on Operating Leases, net

Equipment on operating leases consist of the following:

	September 30,	December 31,
	2021	2020
Leased equipment	$3,113,442	$3,066,359
Less: accumulated depreciation	(2,076,436)	(1,754,604)
Total Equipment on Operating Leases, net	$1,037,006	$1,311,755

The Company is a lessor of digester units under non-cancellable operating lease agreements expiring through January 2026.

During the three months ended September 30, 2021 and 2020, revenue under the agreements, which is included in rental, service and maintenance revenue, amounted to $305,581 and $356,002, respectively. During the nine months ended September 30, 2021 and 2020, revenue under the agreements, which is included in rental, service and maintenance revenue, amounted to $958,775 and $1,054,534, respectively. During the three months ended September 30, 2021 and 2020, depreciation expense amounted to $115,126 and $116,461, respectively. During the nine months ended September 30, 2021 and 2020, depreciation expense included in rental, service and maintenance expense, amounted to $344,438 and $348,599, respectively.

The minimum future estimated contractual payments to be received under these leases as of September 30, 2021 is as follows:

Year ending December 31,
2021, remaining	$291,527
2022	904,870
2023	563,581
2024	255,854
2025 and thereafter	82,937
$2,098,769

Note 5. HEBioT facility, equipment, fixtures and vehicles, net

HEBioT facility, equipment, fixtures and vehicles, net consist of the following:

	September 30,	December 31,
	2021	2020
HEBioT facility	$31,177,426	$31,172,856
HEBioT equipment	7,726,027	7,579,059
Computer software and hardware	112,073	115,374
Furniture and fixtures	48,196	48,196
Vehicles	50,319	50,319
	39,114,041	38,965,804
Less: accumulated depreciation and amortization	(4,069,448)	(3,019,579)
Total HEBioT facility, equipment, fixtures and vehicles, net	$35,044,593	$35,946,225

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2021 and 2020 and as of September 30, 2021 and December 31, 2020

Note 6. MBT Facility Development and License Costs

MBT Facility Development and License Costs consist of the following:

	September 30,	December 31,
	2021	2020
MBT Projects
Rensselaer, NY - Survey, engineering and legal	$413,284	$383,771

Technology Licenses
Future site	6,019,200	6,019,200
Martinsburg, West Virginia, net of $315,000 and $220,500 of amortization as of September 30, 2021 and December 31, 2020, respectively	1,575,000	1,669,500
Total Technology Licenses	7,594,200	7,688,700
Total MBT Facility Development and License Costs	$8,007,484	$8,072,471

MBT Facility Development Costs – During 2018, the Company commenced initial development of a project in Rensselaer, NY. On August 10, 2020 the NYSDEC, by letter, informed the Company that the application had been initially denied. The Company disagrees with this decision, and as is part of the process, has exercised its right to appeal the NYSDEC findings.

Note 7. Other Assets

Other assets consist of:

	September 30,	December 31,
	2021	2020
Right of use assets	$1,206,868	$1,266,047
Investment in East Shore Port Ventures LLC	667,571	711,302
Digester distribution agreements	5,049	20,199
Deposits	8,500	8,500
Total Other Assets	$1,887,988	$2,006,048

Note 8. Notes, Bonds, Debts and Borrowings

Notes, Bonds, Debts and Borrowings consist of the following:

	September 30, 2021						December 31, 2020
	Unpaid		Net
	Face	Net	Deferred	Carrying		Non-		Non-
	Amount	Discounts	Costs	Balance	Current	Current	Current	Current
Demand note, line of credit	$1,500,000	$—	$—	$1,500,000	$1,500,000	$—	$1,498,975	$—
Advance from related party	935,000	—	—	935,000	935,000	—	935,000	—
Senior secured note	4,000,000	(229,240)	(24,735)	3,746,025	3,746,025	—	4,494,424	—
Payroll Protection Program note		—	—		—	—	327,678	93,622
Junior note due to related party	1,044,477	(56,223)	—	988,254	—	988,254	—	971,426
Notes payable to related party	1,001,400	(99,457)	—	901,943	500,700	401,243	—	—
Note payable	100,000	—	—	100,000	100,000	—	—	100,000
WV EDA senior secured bonds	33,000,000	—	(1,522,051)	31,477,949	4,035,000	27,442,949	2,860,000	28,476,359
Long term debts, remaining balances	4,936	—	—	4,936	4,547	389	4,380	3,820
Total Notes, Bonds, Debts and Borrowings	$41,585,813	$(384,920)	$(1,546,786)	$39,654,107	$10,821,272	$28,832,835	$10,120,457	$29,645,227

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2021 and 2020 and as of September 30, 2021 and December 31, 2020

Contractual maturities and sinking fund payments of Notes, Bonds, Debts and Borrowings, based on face amounts, are as follows:

	2021,				2025 and
	remaining	2022	2023	2024	thereafter	Total
Demand note, line of credit	$1,500,000	$—	$—	$—	$—	$1,500,000
Advance from related party	935,000	—	—	—	—	935,000
Senior secured note	875,000	2,500,000	625,000	—	—	4,000,000
Junior note due to related party	—	—	—	1,044,477		1,044,477
Notes payable to related party	166,900	500,700	333,800	—	—	1,001,400
Note payable	—	100,000	—	—	—	100,000
WV EDA senior secured bonds	2,860,000	1,175,000	1,265,000	1,360,000	26,340,000	33,000,000
Long term debts, remaining balances	1,116	3,820	—	—	—	4,936
Total Notes, Bonds, Debts and Borrowings	$6,338,016	$4,279,520	$2,223,800	$2,404,477	$26,340,000	$41,585,813

On September 22, 2021, the Small Business Administration fully forgave the Company’s $421,300 Payroll Protection Program note.

The Company did not meet certain of its senior secured note’s financial covenants as of September 30, 2021 and December 31, 2020, and has received a waiver for such non-compliance through September 30, 2021. Despite its current compliance under the waiver, until such time as the Company regains compliance or receives a waiver of such covenants for a year beyond the balance sheet date, under current GAAP accounting rules the senior secured note amounting to $3,746,025 has been classified as current debt.

The WVEDA Bonds agreement and indenture of trust place restrictions on the borrower and its members regarding additional encumbrances on the property, disposition of the property, and limitations on equity distributions. The loan agreement also provides for financial covenants. As of September 30, 2021 and December 31, 2020 the Company was not in compliance with all of the financial covenants and subsequently was in default on principal repayments due in 2020 and 2021 and has entered into a forbearance agreement with the bond trustee that provides, they will not accelerate the repayment of the bonds due to the defaults through October 1, 2022.

On May 19, 2021 the Company’s subsidiary Entsorga West Virginia, LLC (“EWV”) executed a series of notes related to the settlement of a previously recognized claim (See Note 11) with Entsorga S.p.A.(“ESpA”), the parent company of Entsorga USA, Inc., a non-controlling member of the Company’s EWV subsidiary. The series of notes are comprised of 24 monthly notes of $41,725 bearing interest at 1% if not paid at maturity, of which 4 notes, totaling $166,900 are only payable if ESpA successfully repairs certain equipment at the EWV facility. In addition to the 24 notes, there is a note for $253,296 (“default note”) that is only payable in the event of a default on the other notes due to ESpA. The 24 monthly notes totaling $1,001,400 have been discounted at the rate of 6.6%, resulting in an initial net balance due of $917,421, which is the amount that the Company had previously accrued for the claims made. The default note has not been recognized as the amount is contingent upon future events.

Note 9. Equity and Equity Transactions

The Company has 50,000,000 shares of its $0.0001 par common stock and 10,000,000 shares of blank check preferred stock authorized by its shareholders. As of September 30, 2021 and December 31, 2020, 29,156,691 and 23,354,130 shares of common stock have been

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2021 and 2020 and as of September 30, 2021 and December 31, 2020

issued; and 3,209,210 shares of preferred stock have been designated in five series of shares that have a total of $1,775,688 in accumulated, but undeclared preferential dividends as of September 30, 2021, as follows:

					Outstanding		Carrying Amount
			Stated	Conversion	September 30,	December 31,	September 30,	December 31,
	Designated	Issued	Value	Rate	2021	2020	2021	2020
Series A Convertible*	333,401	333,401	$5.00	$1.20	95,312	125,312	$476,560	$626,553
Series B Convertible	1,111,200	428,333	5.00	n.a.	—	—	—	—
Series C Convertible	1,000,000	427,500	10.00	1.20	427,500	427,500	3,050,142	3,050,142
Series D Convertible	20,000	18,850	100.00	1.20	6,250	17,350	500,392	1,365,696
Series E Convertible	714,519	714,519	2.64	2.64	—	264,519	—	698,330
Series F Convertible	30,090	13,611	115.00	1.20	13,611	13,611	1,507,408	1,507,408
Total preferred stock	3,209,210	1,936,214			542,673	848,292	$5,534,502	$7,248,129
Excluding Series A*							$5,057,942	$6,621,576

*The Series A convertible shares are redeemable and are presented as temporary equity in the condensed consolidated balance sheets.

In connection with the September 23, 2021 Keystone Capital Partners committed equity facility agreement, the Company sold 625,000 shares of common stock at $1.20 per share that resulted in triggering dilution protection conversion price adjustments in each of the Series A, C, D and F convertible preferred shares resulting in each series conversion price being reduced to $1.20. Utilizing the increase in intrinsic value of the underlying common shares into which the preferred shares may be converted into based on the prior conversion rate and post-dilution protection trigger conversion rate, the Company recognized a deemed dividend of $304,337 relating to the convertible preferred shares. Under the terms of the Company’s senior lender agreements, the Company is restricted from paying dividends in cash, but is allowed to pay dividends in common stock. The Company, since its merger in 2015, has not paid any cash or stock dividends on common stock. The consolidated financial statements include less than 100% owned and controlled subsidiaries and include equity attributable to non-controlling interests that take the form of the underlying legal structures of the less than 100% owned subsidiaries. Entsorga West Virginia LLC through its limited liability agreement and the agreements related to its WVEDA Bonds have restrictions on distributions to and loans to owners while the WVEDA Bonds are outstanding.

Keystone Capital Partners, LLC Committed Equity Facility — On September 23, 2021, the Company, entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Keystone Capital Partners, LLC (“Keystone Capital Partners”). The Company has the right to sell to Keystone Capital Partners up to the lesser of (i) $20,000,000 of newly issued shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), and (ii) the Exchange Cap, from time to time during the term of the Purchase Agreement.

As an initial purchase under the Purchase Agreement, upon the execution and delivery of the agreements on September 23, 2021, the Company issued and sold 625,000 shares of Common Stock to Keystone Capital Partners for an aggregate gross purchase price of $750,000. The Company does not have the right to sell any additional shares of Common Stock to Keystone Capital Partners, until certain conditions are met,  including that a registration statement registering the resale by Keystone Capital Partners of shares of Common Stock issued to it by the Company under the Purchase Agreement, which was filed and declared effective after September 30, 2021.

Under the agreements,  the Company  will have the right, but not the obligation, from time to time at our sole discretion, over a period of up to 24 months beginning on the effective date of the Initial Registration Statement, to direct Keystone Capital Partners to purchase shares of Common Stock, by delivering written notice of such purchase to Keystone Capital Partners prior to the commencement of regular trading hours on The Nasdaq Capital Market on any trading day that we elect as the purchase date for such purchase, subject to certain limitations and conditions. The future purchase price per share for the shares of common stock that we elect to sell to Keystone Capital Partners, if any, will be determined by reference to the volume weighted average price of the Common Stock (“VWAP”) on the applicable purchase date for such purchase, less a fixed 5% discount to such VWAP.

Other than the 625,000 Initial Purchase Shares that the Company sold to Keystone Capital Partners as an initial purchase under the Purchase Agreement upon our execution of the Purchase Agreement on September 23, 2021 for an aggregate gross purchase price of

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2021 and 2020 and as of September 30, 2021 and December 31, 2020

$750,000, the Company is under no obligation to sell any additional shares of Common Stock to Keystone Capital Partners under the Purchase Agreement, either before or after Commencement.

Under the applicable rules of The Nasdaq Stock Market LLC (“Nasdaq”), in no event may we issue to Keystone Capital Partners under the Purchase Agreement more than 5,689,663 shares of Common Stock, which number of shares is equal to 19.99% of the shares of the Common Stock outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), unless (i) we obtain stockholder approval to issue shares of Common Stock in excess of the Exchange Cap in accordance with applicable Nasdaq rules, or (ii) the average purchase price per share for all of the shares of Common Stock sold to Keystone Capital Partners under the Purchase Agreement (including the Initial Purchase Shares) equals or exceeds the Nasdaq official closing price for the Common Stock on the trading day immediately preceding the execution of the Purchase Agreement. In any event, the Purchase Agreement specifically provides that we may not issue or sell any shares of our Common Stock under the Purchase Agreement if such issuance or sale would breach any applicable Nasdaq rules.

There are no restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement or Registration Rights Agreement other than a prohibition on entering (with certain limited exceptions) into a variable rate transaction. Keystone Capital Partners has agreed not to engage in or effect, directly or indirectly, for its own principal account or for the principal account of any of its affiliates, any short sales of the Common Stock or hedging transaction that establishes a net short position in the Common Stock during the term of the Purchase Agreement.

In addition to the 625,000 shares of our common stock that the Company sold on September 23, 2021 to Keystone Capital Partners, we issued 69,137 shares in exchange for their commitment under the agreements.

Through September 30, 2021 the Company has issued 694,137 shares of our common stock to Keystone Capital Partners and have received $750,000 in gross proceeds net of $97,115 in legal fees. Additional fees and costs are anticipated subsequent to September 30, 2021 in connection with the filing of the registration statement and additional sales of common stock to Keystone Capital Partners,

At Market Issuance Sales Agreement — On February 19, 2021, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Sales Agent”), pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agent, shares of the Company’s common stock, par value $0.0001 per share (the “Placement Shares”), having an aggregate offering price of up to $25 million (the “ATM Offering”). Effective April 16, 2021, the Sales Agreement became ineligible for future sales.

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

During the nine months ended September 30, 2021, five participants from the Company’s stock incentive plans, were issued 188,168 shares of common stock pursuant to a restricted stock unit agreement.

During the nine months ended September 30, 2021, the Company issued 72,000 shares of unregistered common stock to a vendor at market ($90,720) in connection with services rendered.

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2021 and 2020 and as of September 30, 2021 and December 31, 2020

During the nine months ended September 30, 2021, the Company issued 55,000 shares to its senior lender for services related to waivers and consents.

During the nine months ended September 30, 2021, two holders of common stock warrants exercised their warrants in cashless exercises resulting in the issuance of 148,471 shares of common stock.

During the nine months ended September 30, 2021, the Company issued 921,222 shares of common stock to shareholders of the Company’s Series A, C and D convertible preferred stock in connection: with the conversion of 11,100 shares of preferred stock, and the payment of accrued and accumulated dividends in accordance with the terms of the preferred stock Certificates of Designation.

During the nine months ended September 30, 2021, the Company issued 42,381 shares of common stock, to shareholders of the Company’s Series F convertible preferred stock in connection the payment of accumulated dividends in accordance with the terms of the preferred stock Certificate of Designation.

Warrants – In connection with the issuance of convertible debt, preferred and common stock and in connection with services provided, the Company has warrants to acquire 3,276,582 shares of the Company’s common stock outstanding as of September 30, 2021, as follows:

			Weighted Average
Expiring During the Year	Warrant	Exercise Price	Exercises Price
Ending December 31,	Shares	per Share	per Share
2021	454,548	$3.30	$3.30
2022	1,198,149	$1.20 - $5.00	2.79
2023	740,749	$1.20	1.20
2024	269,293	$1.20	1.20
2025	613,843	$1.20 - $2.25	1.62

The following table summarizes the outstanding warrant activity for the nine months ended September 30, 2021:

Outstanding, January 1, 2021	4,776,361
Issued	15,000
Exercised - cashless common shares issued	(267,500)
Expired	(1,247,279)
Outstanding, September 30, 2021	3,276,582

In connection with the September 23, 2021 Keystone Capital Partners committed equity facility agreement, the Company sold 625,000 shares of common stock at $1.20 per share that resulted in triggering dilution protection exercise price adjustments on 1,493,619 warrant shares. The Company recognized a deemed dividend of $318,145 based upon a revaluation of the warrants utilizing the Black Scholes pricing model with inputs of current stock price of $1.47, exercise price of $1.20, risk rate of 0.97% and volatility of 55.49% over the remaining lives of the outstanding warrants.

In connection with services rendered, in September 2021 the Company issued a warrant valued at $6,601 to a vendor for 15,000 warrant shares. The warrants were valued utilizing the Black Scholes pricing model with inputs of current stock price of $1.35, exercise price of $2.00, risk rate of 0.97% and volatility of 55.49% over a four year term.

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2021 and 2020 and as of September 30, 2021 and December 31, 2020

Equity Incentive Plans  — The Company has two shareholder approved equity incentive plans. There were no grants or awards during the nine months ended September 30, 2021. The following provides the compensation expense by award type and by classification in the condensed consolidated statements of operations and comprehensive loss:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Stock options	$4,896	$34,605	$34,169	$124,383
Restricted stock	6,892	438,042	232,387	940,886
Total	$11,788	$472,647	$266,556	$1,065,269

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Rental, service and maintenance	$1,699	$2,097	$11,395	$8,416
Selling, general and administrative	10,089	470,550	255,161	1,056,853
Total	$11,788	$472,647	$266,556	$1,065,269

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

Note 10. Leases

The Company did not enter into or modify any existing leases during the nine months ended September 30, 2021. The current portion of the lease liabilities of $217,053 is included in accrued expenses and liabilities in the accompanying consolidated balance sheets. Maturities of lease liabilities under these leases, which have a weighted average remaining term of 19.5 years, as of September 30,2021 is:

Year Ending December 31,
2021, remaining	$54,166
2022	217,571
2023	219,140
2024	220,732
2025 and thereafter	2,912,917
Total lease payments	3,624,526
Less imputed interest	(2,269,667)
Present value of lease liabilities	$1,354,859

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2021 and 2020 and as of September 30, 2021 and December 31, 2020

Total lease costs under operating leases amounted to $57,129 and $57,129 for the three months, and $171,388 and $167,841 for the nine months ended September 30, 2021 and 2020, respectively.

Note 11. Commitments and Contingencies

During the nine months ended September 30, 2021 the Company was involved in the following legal matter.

During September 2020, the Company’s Entsorga West Virginia subsidiary received notice that an affiliate of a minority owner of the facility, who also provided intellectual property, equipment and engineering services relating to the set-up and initial operation of the facility, was claiming it was owed $917,420 related to services contracted as part of the facility’s construction and initial start-up and operation. The Company incurred offsetting costs and expenses greater than the claim correcting or replacing the services that were contracted but that were either not performed or performed correctly. As a result of this claim and the related costs incurred by the Company to cure the deficiencies in the services that were contracted, the Company has reflected an impairment charge amounting to $917,420 during the year ended December 31, 2020. On May 19, 2021 the Company signed an agreement, effective May 7, 2021, settling this matter through the issuance of notes payable as described in Note 8. Notes, Bonds, Debts and Borrowings.

From time to time, the Company may be involved in other legal matters arising in the ordinary course of business. While the Company believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is, or could be, involved in litigation, will not have a material adverse effect on its business, financial condition or results of operations

Note 12. Revenue

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

Disaggregation of Revenue — The disaggregation of revenue is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue Type:
Revenue recognized over time:
Rental of digesters	$305,581	$356,001	$958,775	$1,054,534
Revenue recognized at a point in time:
Services	507,161	250,179	1,091,061	1,428,017
Product sales	3,710,575	136,697	8,968,745	893,599
Total	$4,523,317	$742,877	$11,018,581	$3,376,150

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2021 and 2020 and as of September 30, 2021 and December 31, 2020

Note 13. Risk Concentrations

The Company operates as a single segment on a worldwide basis through its subsidiaries, resellers and independent sales agents. Gross revenues and net non-current tangible assets on a domestic and international basis are as follows:

	United
	States	International	Total
2021:
Revenue, for the nine months ended September 30, 2021	$10,741,604	$276,977	$11,018,581
Revenue, for the three months ended September 30, 2021	4,418,543	104,774	4,523,317
Non-current tangible assets, as of September 30, 2021	35,852,359	237,740	36,090,099

2020:
Revenue, for the nine months ended September 30, 2020	$3,079,083	$297,067	$3,376,150
Revenue, for the three months ended September 30, 2020	631,450	111,427	742,877
Non-current tangible assets, as of December 31, 2020	36,972,067	294,413	37,266,480

Major customers — During the three months ended September 30, 2021, one customer represented at least 10% of revenues, accounting for 78.3% of revenues. During the three months ended September 30, 2020, two customers represented at least 10% of revenues, accounting for 18.9% (Gold Medal Group, LLC, an affiliated entity, “GMG”) and 45.1% of revenues. During the nine months ended September 30, 2021, one customer represented at least 10% of revenues, 78.3% of revenues. During the nine months ended September 30, 2020, two customers represented at least 10% of revenues, 32.5% (GMG) and 11.4% of revenues

As of September 30, 2021, two customers represented at least 10% of accounts receivable, accounting for 56.5% and 19.8% (GMG) of accounts receivable. As of September 30, 2020 three customers represented at least 10% of accounts receivable, accounting for 63.4% (GMG), 18.6% and 11.5% of accounts receivable.

Vendor concentration — During the three months ended September 30, 2021, two vendors represented at least 10% of costs of revenue, accounting for 28.2% and 10.4% of costs of revenue. During the three months ended September 30, 2020, one vendor represented at least 10% of revenue accounting for 14.2% (GMG) cost of revenue. During the nine months ended September 30, 2021, two vendors represented at least 10% of costs of revenue, accounting for 25.9%, and 14.6% cost of revenue. During the nine months ended September 30, 2020, one vendor represented at least 10% of cost of revenue, accounting for 26.1% (GMG) cost of revenue.

As of September 30, 2021 and December 31, 2020, one vendor represented at least 10% of accounts payable, excluding construction payables and professional fees, accounting for 14.1% of accounts payable As of December 31, 2020, excluding construction payables and professional fees, no vendors represented at least 10% of accounts payable.

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

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2021 and 2020 and as of September 30, 2021 and December 31, 2020

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

		September 30,	December 31,
		2021	2020
Assets:
Accounts receivable	(a) (b)	$368,723	$206,352
Intangible assets, net, included in other assets	(c)	5,049	20,199
Liabilities:
Accounts payable	(c) (d) (e) (f)	465,972	294,040
Accrued interest payable	(h)	287,008	196,033
Accrued liabilities	(j)	—	917,420
Notes payable	(j)	901,943	—
Long term accrued interest	(g)	1,982,423	1,807,857
Advance from related party	(h)	935,000	935,000
Junior promissory note	(g)	988,254	971,426
Liabilities to non-controlling interests to be settled in subsidiary membership units	(k)	—	1,585,812
Other:
Line of credit guarantee	(i)	1,500,000	1,498,975

		Three months ended September 30,		Nine months ended September 30,
		2021	2020	2021	2020
Management advisory and other fees	(a)	$—	$25,000	$—	$125,000
HEBioT revenue	(b)	319,692	115,173	608,577	970,943
Operating expenses - HEBioT	(d)	—	178,545	40,982	952,931
Operating expenses - Selling, general and administrative	(e)	—	—	137,944	41,514
Operating expenses - Selling, general and administrative	(c) (f)	18,750	110,650	56,250	332,016
Interest expense	(g) (h) (j)	105,871	98,571	310,975	295,592
Debt guarantee fees	(i)	16,875	16,875	50,625	50,625

Summary notes:

a -	Management Advisory Fees	g -	Junior Promissory Note
b -	HEBioT Disposal Revenues	h -	Advances from Related Parties
c -	Distribution Agreement	i -	Line of Credit
d -	Disposal costs	j -	Claims by Related Party settled in Notes Payable – Note 7. Notes, Bonds, Debts and Borrowings.
e -	Facility Lease	k -	Liabilities to non-controlling interests to be settled in subsidiary membership units.
f-	Business Services Fees

Note 15. Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements are available to be issued. Any material events that occur between the balance sheet date and the date that the financial

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2021 and 2020 and as of September 30, 2021 and December 31, 2020

statements were available for issuance are disclosed as subsequent events, while the financial statements are adjusted to reflect any conditions that existed at the balance sheet date. Based upon this review, except as disclosed within the footnotes or as discussed below, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

In connection with the Keystone Capital Partner’s committed equity facility to the Company, on October 22, 2021 the Company filed its Registration Statement on Form S-1 for the registration of 7,000,000 shares of its common stock. The Securities and Exchange Commission declared the registration effective on November 3, 2021.

On October 29, 2021 a preferred stockholder converted 2,609 shares of the the Company’s Series F Convertible Preferred Stock, plus accumulated dividends into 274,540 shares of the Company’s common stock.

On November 2, 2021, the Compnay’s senior secured lender was issued 10,000 shares of common stock as compensation for services related to the issuance of a waiver.

Note 16. Condensed Consolidating Financial Information

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

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2021 and 2020 and as of September 30, 2021 and December 31, 2020

The following pages present the Company’s condensed consolidating balance sheet as of September 30, 2021, the condensed consolidating statements of operations for the three and nine months ended September 30, 2021 and 2020, and condensed consolidating cash flows for the nine months ended September 30, 2021 and 2020 of Entsorga West Virginia LLC and the Parent consolidated with other Company subsidiaries not subject to the WVEDA Solid Waste Disposal Revenue Bond restrictions and the elimination entries necessary to present the Company’s financial statements on a consolidated basis. The following condensed consolidating financial information should be read in conjunction with the Company's consolidated financial statements.

Condensed Consolidating Balance Sheet as of September 30, 2021

	Parent	Entsorga
	and other	West
	Subsidiaries	Virginia LLC	Eliminations	Consolidated
Assets
Cash	$595,622	$26,466	$—	$622,088
Restricted cash	—	3,764,521	—	3,764,521
Other current assets	11,260,885	596,157	(8,777,506)	3,079,536
Current assets	11,856,507	4,387,144	(8,777,506)	7,466,145
Restricted cash	—	2,603,506	—	2,603,506
HEBioT facility and other fixed assets	1,047,010	35,034,589	—	36,081,599
MBT facility development and license costs	6,432,484	1,575,000	—	8,007,484
Other assets	1,009,278	878,710	—	1,887,988
Total assets	$20,345,279	$44,478,949	$(8,777,506)	$56,046,722

Liabilities and stockholders’ equity
Notes, bonds, debts and borrowings	$6,285,572	$4,535,700	$—	$10,821,272
Other current liabilities	4,159,609	11,422,987	(8,777,506)	6,805,090
Current liabilities	10,445,181	15,958,687	(8,777,506)	17,626,362
Notes, bonds, debts and borrowings	1,207,614	28,763,027	—	29,970,641
Accrued interest	1,982,423	—	—	1,982,423
Total liabilities	13,635,218	44,721,714	(8,777,506)	49,579,426
Redeemable preferred stock	476,560	—	—	476,560
Stockholders' equity:
Attributable to parent	6,233,501	(242,765)	(747,477)	5,243,259
Attributable to non-controlling interests	—	—	747,477	747,477
Stockholders’ equity	6,233,501	(242,765)	—	5,990,736
Total liabilities and stockholders’ equity	$20,345,279	$44,478,949	$(8,777,506)	$56,046,722

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2021 and 2020 and as of September 30, 2021 and December 31, 2020

Condensed Consolidating Statement of Operations for the three months ended September 30, 2021

	Parent	Entsorga
	and other	West
	Subsidiaries	Virginia LLC	Eliminations	Consolidated
Revenue	$3,938,215	$585,102	$—	$4,523,317
Operating expenses
Equipment	2,112,407	—	—	2,112,407
Rental, service and maintenance expense	455,436	—	—	455,436
HEBioT	—	898,094	—	898,094
Selling, general and administrative	1,285,648	413,695	—	1,699,343
Depreciation and amortization	122,712	382,641	—	505,353
Total operating expenses	3,976,203	1,694,430	—	5,670,633
Loss from operations	(37,988)	(1,109,328)	—	(1,147,316)
Other (income) expenses, net	(63,779)	686,598	—	622,819
Net income (loss)	$25,791	$(1,795,926)	$—	$(1,770,135)

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2021

	Parent	Entsorga
	and other	West
	Subsidiaries	Virginia LLC	Eliminations	Consolidated
Revenue	$9,704,377	$1,314,204	$—	$11,018,581
Operating expenses
Equipment	5,154,747	—	—	5,154,747
Rental, service and maintenance expense	1,008,608	—		1,008,608
HEBioT	—	2,454,862	—	2,454,862
Selling, general and administrative	3,965,586	1,392,111	—	5,357,697
Depreciation and amortization	368,576	1,139,708	—	1,508,284
Total operating expenses	10,497,517	4,986,681	—	15,484,198
Loss from operations	(793,140)	(3,672,477)	—	(4,465,617)
Other (income) expenses, net	683,286	2,031,388	—	2,714,674
Net loss	$(1,476,426)	$(5,703,865)	$—	$(7,180,291)

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2021 and 2020 and as of September 30, 2021 and December 31, 2020

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2021

	Parent	Entsorga
	and other	West
	Subsidiaries	Virginia LLC	Eliminations	Consolidated
Cash flows used in operating activities:
Net loss	$(1,476,426)	$(5,703,865)	$—	$(7,180,291)
Non-cash adjustments to reconcile net loss to net cash used in operations	665,927	1,260,754	—	1,926,681
Changes in operating assets and liabilities	(7,498,396)	6,573,966	—	(924,430)
Net cash used in operations	(8,308,895)	2,130,855	—	(6,178,040)

Cash flow used in investing activities:
Purchases (sales) of facility, equipment, fixtures and vehicles	8,957	(252,929)	—	(243,972)
Other investing activities	(29,513)	—	—	(29,513)
Net cash used in investing activities	(20,556)	(252,929)	—	(273,485)

Cash flows from financing activities:
Issuances of debt and equity	7,548,502	—	—	7,548,502
Repayments of debt	(1,003,265)	—	—	(1,003,265)
Net cash provided by financing activities	6,545,237	—	—	6,545,237
Effect of exchange rate on cash	(92)	—	—	(92)
Cash – beginning of period (restricted and unrestricted)	2,379,928	4,516,567	—	6,896,495
Cash – end of period (restricted and unrestricted)	$595,622	$6,394,493	$—	$6,990,115

Condensed Consolidating Statement of Operations for the three months ended September 30, 2020

	Parent	Entsorga
	and other	West
	Subsidiaries	Virginia LLC	Eliminations	Consolidated
Revenue	$742,252	$625	$—	$742,877
Operating expenses
HEBioT	—	945,810	—	945,810
Rental, service and maintenance expense	139,665	—	—	139,665
Equipment	171,002	—	—	171,002
Selling, general and administrative	1,430,095	494,198	—	1,924,293
Impairment expense	—	917,420		917,420
Depreciation and amortization	124,759	437,384	—	562,143
Total operating expenses	1,865,521	2,794,812	—	4,660,333
Loss from operations	(1,123,269)	(2,794,187)	—	(3,917,456)
Other (income) expenses, net	336,749	686,308	—	1,023,057
Net loss	$(1,460,018)	$(3,480,495)	$—	$(4,940,513)

BioHiTech Global, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2021 and 2020 and as of September 30, 2021 and December 31, 2020

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2020

	Parent	Entsorga
	and other	West
	Subsidiaries	Virginia LLC	Eliminations	Consolidated
Revenue	$1,992,494	$1,383,656	$—	$3,376,150
Operating expenses
HEBioT	—	2,778,514	—	2,778,514
Rental, service and maintenance expense	552,195	—	—	552,195
Equipment	317,406	—	—	317,406
Selling, general and administrative	4,713,923	1,026,235	—	5,740,158
Impairment expense	—	917,420	—	917,420
Depreciation and amortization	374,105	1,373,004	—	1,747,109
Total operating expenses	5,957,629	6,095,173	—	12,052,802
Loss from operations	(3,965,135)	(4,711,517)	—	(8,676,652)
Other (income) expenses, net	1,063,714	1,979,331	—	3,043,045
Net loss	$(5,028,849)	$(6,690,848)	$—	$(11,719,697)

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2020

	Parent	Entsorga
	and other	West
	Subsidiaries	Virginia LLC	Eliminations	Consolidated
Cash flows used in operating activities:
Net loss	$(5,028,849)	$(6,690,848)	$—	$(11,719,697)
Non-cash adjustments to reconcile net loss to net cash used in operations	2,693,646	2,424,869	—	5,118,515
Changes in operating assets and liabilities	(5,625,051)	4,715,544	—	(909,507)
Net cash used in operations	(7,960,254)	449,565	—	(7,510,689)

Cash flow used in investing activities:
Purchases of construction in-progress, equipment, fixtures and vehicles	(3,538)	(203,635)	—	(207,173)
Other investing activities	(57,949)	—	—	(57,949)
Net cash used in investing activities	(61,487)	(203,635)	—	(265,122)

Cash flows from financing activities:
Issuances of debt and equity	11,144,230	—	—	11,144,230
Repayments of debt	(3,544)	—	—	(3,544)
Net cash provided by financing activities	11,140,686	—	—	11,140,686
Effect of exchange rate on cash	(18,129)	—	—	(18,129)
Cash – beginning of period (restricted and unrestricted)	1,847,526	3,689,426	—	5,536,952
Cash – end of period (restricted and unrestricted)	$4,948,342	$3,935,356	$—	$8,883,698

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continued to spread throughout the United States and globally and more recently in the United States intermittent increases in cases reported, as well as those from new strains of the virus. Vaccines developed for the initial strain of the virus have been released and are being distributed. The Company continues to monitor the near term and longer term impacts of COVID-19 and the related business and travel restrictions and other changes intended to reduce its spread, and its impact on operations, financial position, cash flows, inventory, supply chains, purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. Due to the nature of the pandemic, the magnitude and duration of the pandemic and its impact on the Company’s operations, liquidity and financial performance will depend on certain developments, including duration, spread and reemergence of the outbreak, such as the Delta variant, its impact on our customers, supply chain partners and employees, and the range of governmental and community reactions to the pandemic, which are uncertain and cannot be fully predicted at this time.

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

Results of operations for the three months ended September 30, 2021 compared to the three months ended September 30, 2020

Overview

The Company continued its revenue growth in the quarter ended September 30, 2021 with total revenues of $4,523,317 increasing 31% over the second quarter of 2021 and 509% over the comparative third quarter of 2020. Total revenues of $4,523,317 marks the fourth consecutive new quarterly high since the Company went public in 2015. During the third quarter of 2021, each of the business lines reported revenue growth over the second quarter of 2021.

The overall contribution (revenues, less direct costs) increased to 23% of revenue in the third quarter of 2021, as compared to a negative 69% in the comparative third quarter of 2020 and 14% in the second quarter of 2021.

Selling, general and administrative expenses as a percentage of revenues decreased to 38% in the third quarter of 2021, as compared to 58% in the second quarter of 2021 and 259% in the comparative third quarter of 2020.

The loss from operations as a percentage of revenue decreased to 25% in in the third quarter of 2021, as compared to 59% in the second quarter of 2021 and 527% in the comparative third quarter of 2020.

The Company continues to achieve growth in the Digester and Corporate line of business that has been driven by sales to Carnival Cruise Lines such that revenues increased in the third quarter of 2021 by 28% to $3,938,215 as compared to the second quarter revenues of $3,078,420.

The revenues of the HEBioT line increased by 55% to $585,102 during the third quarter of 2021 as compared to the second quarter of 2021 as we continued to ramp up the facility. In addition, the contribution rate during the third quarter of 2021 was a negative 53% as compared to a negative 134% during the second quarter of 2021.

The results of operations by business line are presented below.

	Three months ended September 30,
	Digester and Corporate			HEBioT			Total
	2021	2020	Change	2021	2020	Change	2021	2020	Change
Revenue
Equipment sales	$3,152,639	$293,876	$2,858,763	$—	$—	—	$3,152,639	$293,876	$2,858,763
Rental, services and maintenance	785,576	423,996	361,580	—	—	—	785,576	423,996	361,580
HEBioT	—	—	—	585,102	625	584,477	585,102	625	584,477
Management and advisory fees and other	—	24,380	(24,380)	—	—	—	—	24,380	(24,380)
Total Revenue	3,938,215	742,252	3,195,963	585,102	625	584,477	4,523,317	742,877	3,780,440
Operating Expenses
Equipment sales	2,112,407	171,002	1,941,405	—	—	—	2,112,407	171,002	1,941,405
Rental, services and maintenance	455,436	139,665	315,771	—	—	—	455,436	139,665	315,771
HEBioT	—	—	—	898,094	945,810	(47,716)	898,094	945,810	(47,716)
Selling, general and administrative	1,285,648	1,430,096	(144,448)	413,695	494,197	(80,502)	1,699,343	1,924,293	(224,950)
Impairment expense	—	—	—	—	917,420	(917,420)	—	917,420	(917,420)
Depreciation and amortization	122,712	124,759	(2,047)	382,641	437,384	(54,743)	505,353	562,143	(56,790)
Total operating expenses	3,976,203	1,865,522	2,110,681	1,694,430	2,794,811	(1,100,381)	5,670,633	4,660,333	1,010,300
Loss from operations	(37,988)	(1,123,270)	1,085,282	(1,109,328)	(2,794,186)	1,684,858	(1,147,316)	(3,917,456)	2,770,140
Other expenses, net	(63,779)	336,749	(400,528)	686,598	686,308	290	622,819	1,023,057	(400,238)
Net loss	$25,791	$(1,460,019)	$1,485,810	$(1,795,926)	$(3,480,494)	$1,684,568	$(1,770,135)	$(4,940,513)	$3,170,378

Contribution

The contribution by business line and product is presented below.

	Three months ended September 30,
	Digester and Corporate			HEBioT			Total
	2021	2020	Change	2021	2020	Change	2021	2020	Change
Contribution
Equipment sales	$1,040,232	$122,874	$917,358	$—	$—	$—	$1,040,232	$122,874	$917,358
Rental, services and maintenance	330,140	284,331	45,809	—	—	—	330,140	284,331	45,809
HEBioT	—	—	—	(312,992)	(945,185)	632,193	(312,992)	(945,185)	632,193
Management and advisory fees and other	—	24,380	(24,380)	—	—	—	—	24,380	(24,380)
Total contribution	$1,370,372	$431,585	$938,787	$(312,992)	$(945,185)	$632,193	$1,057,380	$(513,600)	$1,570,980

Contribution rate
Equipment sales	33%	42%	(9)%	—%	—%	—%	33%	42%	(9)%
Rental, services and maintenance	42	67	(25)	—	—	—	42	67	(25)
HEBioT	—	—	—	(53)	(151,230)	151,176	(53)	(151,230)	151,176
Management and advisory fees and other	—	100	(100)	—	—	—	—	100	(100)
Total contribution rate	35%	58%	29%	(53)%	(151,230)%	108%	23%	(69)%	42%

The overall Digester and Corporate contribution increased to $1,370,372 during the third quarter as compared to $431,585 in the comparative third quarter of 2020 and $974,633 during the second quarter of 2021. These increases were primarily the result of increased digester sales to Carnival Cruise Lines. The contribution margin during the third quarter of 2021 was 35%, as compared to 58% during the comparative third quarter of 2020 , which do not reflect the increased levels of sales to Carnival Cruise Lines. During the second quarter of 2021, the contribution margin was 32%.

The negative contribution at the HEBioT facility of 53% for the third quarter of 2021, improved from a negative contribution of 134% during the second quarter of 2021 as a result of increased sales and reduced expenses.

Selling, General and Administrative Expenses

	Three months ended September 30,
	Digester and Corporate			HEBioT			Total
	2021	2020	Change	2021	2020	Change	2021	2020	Change
Selling, general and administrative expenses
Staffing	$672,264	$420,388	$251,876	$87,531	$56,260	$31,271	$759,795	$476,648	$283,147
Stock based compensation	10,089	470,550	(460,461)	—	—	—	10,089	470,550	(460,461)
Professional fees	141,567	241,501	(99,934)	6,818	42,962	(36,144)	148,385	284,463	(136,078)
Office operations	125,854	105,140	20,714	221,924	260,764	(38,840)	347,778	365,904	(18,126)
Other expenses	335,874	192,517	143,357	97,422	134,211	(36,789)	433,296	326,728	106,568
Total Selling, general and administrative expenses	$1,285,648	$1,430,096	$(144,448)	$413,695	$494,197	$(80,502)	$1,699,343	$1,924,293	$(224,950)

Consolidated staffing and stock based compensation expenses of $769,884 during the third quarter of 2021 reflect the impact a reduction in issuance of short term stock based compensation as an element of compensation, resulting in a decrease of $177,314 (19%) from the third quarter of 2020, during which the several of the Company’s officers and managers accepted stock based compensation in place of cash compensation. Professional fees decreased by $136,078 primarily due to a reduction in legal fees. Other expenses increased by $106,568 as compared to the third quarter of 2020 due to a $109,044 negative swing in foreign currency exchange on an unhedged position, an increase in equipment design costs of $31,625 in the Digester and Corporate business line offset by a $43,057 decrease in management fees in the HEBioT business line.

Depreciation and Amortization

Consolidated depreciation and amortization of $505,353 for the third quarter of 2021 decreased from $562,143 for the third quarter of 2020 due to adjustments in the depreciation expense over the remaining lives of assets at the HEBioT faculty.

Other Expenses

Consolidated other expenses of $622,819 for the third quarter of 2021 decreased from $1,023,057 during the third quarter of 2020 primarily due to the forgiveness of  the Company’s loan under the Payroll Protection Program of $421,300, offset by a $19,037 increase in net interest, and  absorption of a $10,982 loss from an unconsolidated investment.

Results of operations for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Overview

The Company continued its revenue growth during the nine months ended September 30, 2021 with total revenues of $11,018,581 increasing 226% over the comparative period in of 2020.

The overall contribution rate (revenues, less direct costs) increased to 22% during the nine months ended September 30, 2021, as compared to a negative 8% in the comparative period in of 2020.

Selling, general and administrative expenses as a percentage of revenues decreased to 49% during the nine months ended September 30, 2021, as compared to 170% in the comparative period in of 2020.

The loss from operations as a percentage of revenue decreased to 41% during the nine months ended September 30, 2021, as compared to 257% in the comparative period in of 2020.

The Company continues to achieve growth in the Digester and Corporate line of business that has been driven by sales to Carnival Cruise Lines such that the operating loss was driven down to $793,140 during the nine months ended September 30, 2021 from $3,965,136 during the nine months ended September 30, 2020.

During the nine months ended September 30, 2021 revenues at the HEBiot facility were $1,314,204, a decrease of $69,452 from the nine months ended September 30, 2020, which was offset by a $323,652 decrease in the related direct costs, resulting in a reduction in negative contribution of  $254,200 to $1,140,658 from $1,394,858 during the respective periods.

The results of operations by business line are presented below.

	Nine months ended September 30,
	Digester and Corporate			HEBioT			Total
	2021	2020	Change	2021	2020	Change	2021	2020	Change
Revenue
Equipment sales	$8,050,145	$616,992	$7,433,153	$—	$—	—	$8,050,145	$616,992	$7,433,153
Rental, services and maintenance	1,654,232	1,251,122	403,110	—	—	—	1,654,232	1,251,122	403,110
HEBioT	—	—	—	1,314,204	1,383,656	(69,452)	1,314,204	1,383,656	(69,452)
Management and advisory fees and other	—	124,380	(124,380)	—	—	—	—	124,380	(124,380)
Total Revenue	9,704,377	1,992,494	7,711,883	1,314,204	1,383,656	(69,452)	11,018,581	3,376,150	7,642,431
Operating Expenses
Equipment sales	5,154,747	317,406	4,837,341	—	—	—	5,154,747	317,406	4,837,341
Rental, services and maintenance	1,008,608	552,195	456,413	—	—	—	1,008,608	552,195	456,413
HEBioT	—	—	—	2,454,862	2,778,514	(323,652)	2,454,862	2,778,514	(323,652)
Selling, general and administrative	3,965,586	4,713,924	(748,338)	1,392,111	1,026,234	365,877	5,357,697	5,740,158	(382,461)
Impairment expense	—	—	—	—	917,420	(917,420)	—	917,420	(917,420)
Depreciation and amortization	368,576	374,105	(5,529)	1,139,708	1,373,004	(233,296)	1,508,284	1,747,109	(238,825)
Total operating expenses	10,497,517	5,957,630	4,539,887	4,986,681	6,095,172	(1,108,491)	15,484,198	12,052,802	3,431,396
Loss from operations	(793,140)	(3,965,136)	3,171,996	(3,672,477)	(4,711,516)	1,039,039	(4,465,617)	(8,676,652)	4,211,035
Other expenses, net	683,286	1,063,714	(380,428)	2,031,388	1,979,331	52,057	2,714,674	3,043,045	(328,371)
Net loss	$(1,476,426)	$(5,028,850)	$3,552,424	$(5,703,865)	$(6,690,847)	$986,982	$(7,180,291)	$(11,719,697)	$4,539,406

Contribution

The contribution by business line and product is presented below.

	Nine months ended September 30,
	Digester and Corporate			HEBioT			Total
	2021	2020	Change	2021	2020	Change	2021	2020	Change
Contribution
Equipment sales	$2,895,398	$299,586	$2,595,812	$—	$—	$—	$2,895,398	$299,586	$2,595,812
Rental, services and maintenance	645,624	698,927	(53,303)	—	—	—	645,624	698,927	(53,303)
HEBioT	—	—	—	(1,140,658)	(1,394,858)	254,200	(1,140,658)	(1,394,858)	254,200
Management and advisory fees and other	—	124,380	(124,380)	—	—	—	—	124,380	(124,380)
Total contribution	$3,541,022	$1,122,893	$2,418,129	$(1,140,658)	$(1,394,858)	$254,200	$2,400,364	$(271,965)	$2,672,329

Contribution rate
Equipment sales	36%	49%	(13)%	—%	—%	—%	36%	49%	(13)%
Rental, services and maintenance	39	56	(17)	—	—	—	39	56	(17)
HEBioT	—	—	—	(87)	(101)	14	(87)	(101)	14
Management and advisory fees and other	—	100	(100)	—	—	—	—	100	(100)
Total contribution rate	36%	56%	31%	(87)%	(101)%	(366)%	22%	(8)%	35%

The overall Digester and Corporate contribution increased to $3,541,022 during the nine months ended September 30, 2021 as compared to 1,122,893 in the comparative period of 2020. This increases were primarily the result of increased digester sales to Carnival Cruise Lines. The contribution margin during the nine months ended September 30, 2021 was 36%, as compared to 56% during the comparative period of 2020 prior to significant deliveries of digesters to Carnival Cruise Lines.

As noted previously, while HEBioT revenues for the nine months ended September 30, 2021 decreased by 5% from the comparative period in 2020, direct costs also decreased, resulting in a reduction in the negative contribution rate between the periods.

Selling, General and Administrative Expenses

	Nine months ended September 30,
	Digester and Corporate			HEBioT			Total
	2021	2020	Change	2021	2020	Change	2021	2020	Change
Selling, general and administrative expenses
Staffing	$2,011,561	$1,887,528	$124,033	$266,297	$136,476	$129,821	$2,277,858	$2,024,004	$253,854
Stock based compensation	255,161	1,056,853	(801,692)	—	—	—	255,161	1,056,853	(801,692)
Professional fees	623,821	797,871	(174,050)	58,606	145,649	(87,043)	682,427	943,520	(261,093)
Office operations	370,783	335,635	35,148	564,597	380,088	184,509	935,380	715,723	219,657
Other expenses	704,260	636,037	68,223	502,611	364,021	138,590	1,206,871	1,000,058	206,813
Total Selling, general and administrative expenses	$3,965,586	$4,713,924	$(748,338)	$1,392,111	$1,026,234	$365,877	$5,357,697	$5,740,158	$(382,461)

Consolidated staffing and stock based compensation expenses of $2,533,019 during the nine months ended September 30, 2021 reflect the impact of staffing reductions initiated in 2020, offset in by increases in management across all lines and administrative staffing at the HEBioT facility and a reduction in stock based compensation, which during 2020 included stock based companesation to several of the Company’s officers and managers in place of cash compensation, resulting in a decrease of $547,838 (18%) from the comparative period in 2020. Professional fees during the nine months ended September 30, 2021 decreased by $261,093 as compared to the comparative period of 2020,  primarily due to a decrease of $100,627 in legal fees and a decrease of $111,833 in investor relations – investment banking, primarily related to strategic initiatives in the Digester and Corporate line of business, offset by a decrease of $87,043 in the HEBioT line of business primarily due to decreased legal and accounting fees. Office operations expenses during the nine months ended September 30, 2021 increased by $219,657 as compared to the comparative period of 2020, as a result of increased travel related costs of $80,481, offset by a favorable foreign currency fluctuation of $22,960 in the Digester and Corporate line of business and increases in property taxes of $99,981 and publicity/strategy of $66,378 in the HEBioT line of business. Other expenses during the nine months ended September 30, 2021 increased by $206,813 as compared the comparative period of 2020 primarily due to an increase of $166,768 related to an adjustment of the West Virginia landfill assessment in the HEBioT line of business.

Depreciation and Amortization

Consolidated depreciation and amortization of $1,508,284 during the nine months ended September 30, 2021 decreased by $238,825 from $1,747,109 during the nine months ended September 30, 2020 due to adjustments initiated in 2021 in the depreciation expense over the remaining lives of assets at the HEBioT faculty.

Other Expenses

Consolidated other expenses of $2,714,674 during the nine months ended September 30, 2021 decreased by $328,371from $3,043,045 during the nine months ended September 30, 2020 primarily due to the forgiveness of  the Company’s loan under the Payroll Protection Program of $421,300, offset by a $58,155 increase in net interest, and  absorption of a $43,731 loss from an unconsolidated investment.

Liquidity and Capital Resources

For the nine months ended September 30, 2021, the Company had a consolidated net loss of $7,180,291, incurred a consolidated loss from operations of $4,465,617 and used net cash in consolidated operating activities of $6,178,040. At September 30, 2021, consolidated total stockholders’ equity amounted to $5,990,736, consolidated stockholders’ equity attributable to parent amounted to $5,243,259, and the Company had a consolidated working capital deficit of $10,160,217. While the Company had not met certain of its senior secured note’s financial covenants as of September 30, 2021 and has received a waiver for such non-compliance through September 30, 2021, until such time as the Company regains compliance or receives a waiver of such covenants for a year beyond the balance sheet date, under current GAAP accounting rules, the senior secured note amounting to $3,746,025 has been classified as current debt. The Company does not yet have a history of financial profitability. On September 23, 2021 the Company entered into a committed equity facility (see Note 9) for up to the lesser of $20,000,000 or the Nasdaq exchange cap, there is no assurance that the Company will continue to raise sufficient capital or debt to sustain operations or to pursue other strategic initiatives or that such financing will be on terms that are favorable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Cash

As of September 30, 2021 and December 31, 2020, the Company had unrestricted cash balances of $622,088 and $2,403,859, respectively. In addition, as of September 30, 2021 and December 31, 2020, the Company had restricted cash balances of $6,368,027 and $4,492,636 relating to its West Virginia EDA senior secured bonds.

Borrowing and Debt

See Note 8. Notes, Bonds, Debts and Borrowings to the Financial Statements filed herewith.

Cash Flows

Cash flows used in operating activities — We used $6,178,040 of cash in operating activities during the nine months ended September 30, 2021, a decrease of $1,332,649 from $7,510,689 of cash used in operating activities during the nine months ended September 30, 2020. Excluding the change in operating assets and liabilities, we used $5,253,610 of cash in operating activities during the nine months ended September 30, 2021, a decrease of $1,347,572 from $6,601,182 of cash used in operating activities during the nine months ended September 30, 2020. Our net loss for the nine months ended September 30, 2021 of $7,180,291 was reduced by $1,926,681 of non-cash operating income and expenses as compared to a net loss for the nine months ended September 30, 2020 of $11,719,697 that was reduced by $5,118,515 of non-cash operating income and expenses.

Cash flows used in investing activities — $273,485 of cash was used in investing activities during the nine months ended September 30, 2021, as compared to a usage of $265,122 during the nine months ended September 30, 2020.

Cash flows from financing activities — Cash flows from financing activities amounted to $6,545,237 during the nine months ended September 30, 2021, a decrease of $4,595,449 from $11,140,686 of cash flows from financing activities during the nine months ended September 30, 2020. This decrease was primarily due to a decrease in cash flows from the issuance of common  and preferred stock shares of $2,449,428, a decrease in advances from related parties of $725,000, a decrease in funding under the Payroll Protection Program and an increase in repayments on the Company’s senior secured note.

Off Balance Sheet Arrangements

We have not entered into or are a party to any off-balance sheet arrangements during the nine months ended September 30, 2021.

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

Because of our limited operations, we have a small number of employees which prohibits a segregation of duties, which results in a material weakness over disclosure controls and procedures, as well as internal control over financial reporting. The Company has not had access to sufficient resources within the accounting function, which restricted the Company’s ability to gather, analyze and properly review information related to financial reporting, including complex accounting matters, in a timely manner. We expect to add additional resources as we grow and expand our overall operations. However, there can be no assurance that our operations will expand.

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

On August 17, 2021 the Company issued 5,000 shares of unregistered common stock to a senior lender in connection with services rendered relating to the preparation and delivery of a waiver for certain non-compliance through the period ending June 30, 2021.

On August 20, 2021 the Company issued 50,000 shares of unregistered common stock to a senior lender for consent to enter into the transaction contemplated by this Offering.

On September 23, 2021, the Company issued and sold 625,000 shares of common stock to the selling stockholder for an aggregate gross purchase price of $750,000 and issued 69,137 shares to the selling stockholder as a commitment fee upon execution of a Common Stock Purchase Agreement.

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

BioHiTech Global, Inc.

November 18, 2021	By:	/s/ Anthony Fuller
	Name:	Anthony Fuller
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian C. Essman
	Name:	Brian C. Essman
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
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