Form 10-K
period 2021-12-31
RENOVARE ENVIRONMENTAL, INC.
filed 2022-04-15
CIK 1590383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

⌧ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

◻ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 001-36843

Renovare Environmental, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-2336496
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

80 Red Schoolhouse Rd. Chestnut Ridge, NY	10977
(Address of Principal Executive Offices)	(Zip Code)

(845) 262-1081

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	RENO	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ◻ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company ⌧
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ⌧

As of June 30, 2021, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $35.6 million based on the closing sales price of $1.45 on the Nasdaq Capital Market. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of April 12, 2022 there were 32,916,145 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement relating to its 2021 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

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

Renovare Environmental, Inc., formerly BioHiTech Global, Inc. and Subsidiaries (the “Company” or “we” or “Renovare” or “BioHiTech” or “Registrant”) refers to Renovare Environmental, Inc. and its subsidiaries as a whole or to individual components thereof as applicable based upon the context in which the term is used.

ITEM I: BUSINESS

Company Structure and History

Effective December 6, 2021, BioHiTech Global, Inc., a Delaware corporation, changed its name to Renovare Environmental, Inc. by filing a Certificate of Amendment (the “Certificate of Amendment”) to its Certificate of Incorporation with the Secretary of State of the State of Delaware. In accordance with the General Corporation Law of the State of Delaware (the “DGCL”), the board of directors of the Company approved the name change and the Certificate of Amendment. Pursuant to Section 242(b)(1) of the DGCL, stockholder approval was not required for the name change or the Certificate of Amendment

The Company was originally incorporated on March 20, 2013 under the laws of the state of Delaware as Swift Start Corp. The Company’s initial business plan was to develop a website that offered comprehensive online computer programming courses. On August 6, 2015, the Company entered into and consummated an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”), with BioHiTech Global, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Acquisition”) and Bio Hi Tech America, LLC, a Delaware limited liability company (“BioHiTech America”). Pursuant to the terms of the Merger Agreement, Acquisition merged with and into BioHiTech America in a reverse business combination (the “Merger”) with BioHiTech America surviving as a wholly-owned subsidiary of the Company. As consideration for the Merger, we issued the interest holders of BioHiTech America (the “BioHiTech Holders”) an aggregate of 6,975,000 shares of our Common Stock issued to the BioHiTech Holders in accordance with their pro rata ownership of BioHiTech America membership interests. Following the Merger, the Company adopted the business plan of BioHiTech America in the development, marketing and sales of food waste disposal systems which transform food waste into nutrient-neutral water which may be disposed of via sewer systems while utilizing proprietary software to collect and transmit environmental performance data to its customers.

The Company refers to Renovare Environmental, Inc. and its consolidated subsidiaries, which as of December 31, 2021 and 2020, include its wholly-owned subsidiaries of BioHiTech America, LLC, BioHiTech Europe Limited, BHT Financial, LLC and BHT Renewables LLC (formerly E.N.A. Renewables LLC), and its controlled subsidiary was Refuel America LLC (68.2% and 60%, respectively) and its wholly-owned subsidiaries Apple Valley Waste Technologies Buyer, Inc., Apple Valley Waste Technologies, LLC, New Windsor Resource Recovery LLC and Rensselaer Resource Recovery LLC and its controlled subsidiary Entsorga West Virginia LLC (93.5% and 88.7%, respectively), as a whole or to individual components thereof as applicable based upon the context in which the term is used.

Our website is https://renovareenv.com/. Information contained on our website does not constitute part of and is not incorporated into this prospectus.

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

RESOURCE RECOVERY TECHNOLOGY

The Company utilizes Mechanical Biological Treatment (“MBT”) technology to process waste at the municipal or enterprise level. The technology results in a substantial reduction in landfill usage by converting a significant portion of intake, including organic waste and non-recyclable plastics, into a United States EPA recognized alternative fuel that can be used as a partial replacement for coal. The Company is currently exploring additional uses for its Solid Recovered Fuel (“SRF”) such as gasification, fuel for cogeneration and as a feedstock for bio-plastics.

The Company also, through a series of transactions in 2017 and 2018, acquired a controlling interest in the Nation’s first municipal waste processing facility utilizing the technology located in Martinsburg, West Virginia (the “Martinsburg Facility”). The Martinsburg Facility, which commenced operations in 2019, is designed to process up to 110,000 tons of mixed municipal waste annually. At full capacity, the Martinsburg Facility can achieve an estimated annual savings of over 2.3 million cubic feet of landfill space and eliminate many of the greenhouse gases associated with landfilling that waste. Subsequent to December 31, 2021, the Company commenced an operational and strategic review of Entsorga West Virginia LLC and its Martinsburg Facility that resulted in a decision to pause production operations to allow for reducing losses and cash requirements from the facility.

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

RECENT POTENTIAL ACQUISITION

On February 28, 2022, the Company and its wholly-owned subsidiary BRT HOLDCO Inc., entered into definitive agreements to purchase Biorenewable Technologies, Inc., the holder of Harp Renewables and its affiliate, Harp Electric Eng. Limited (collectively “Harp”) for $20 million, comprised of $15 million of common stock and $5 million of cash. The closing is conditioned upon the Company consummating financing in an amount not less than $5 million of cash and obtaining Shareholder approval of the transactions, among other items and is anticipated to be completed during the second quarter of 2022.

Through this acquisition, the Company believes Renovare will become the premier provider of Digesters across North America and Europe, allowing the Company to lead the way in reducing harmful emissions from the disposal and land-filling of food and organic waste.

Harp, based in Ireland, is a global leader in thermophilic aerobic digestion and waste treatment solutions. Harp manufactures and sells a wide range of proprietary bio-digesters that convert food and other organic waste into a nutrient-rich, dry, safe soil product that can be used as a fertilizer, soil amendment or soil additive (a dry solution as compared to the Company’s wet solution). Harp provides an innovative solution that provides soil regeneration, and significantly reduces the emission of CO2 and greenhouse gases. Harp Electrical Eng. has been operating since 2002 with extensive experience in large scale waste management projects, including MBT facilities across the globe.

The Company believes that the combination of Harp and Renovare will dramatically increase our growth prospects by expanding our complementary product offerings and positioning Renovare as the world leader in providing renewable and sustainable solutions for the treatment of organic waste. With the combined portfolio of solutions and an established footprint in both Europe and North America, the Company will be in a strong position to capitalize on these trends and cross-sell our complementary products to an expanded variety of sectors, including food manufacturers, supermarkets, hospitals, and educational institutions.”

The Company believes the solutions of each company are complementary and provide a complete set of options to an expanded range of companies who seek environmentally friendly and sustainable solutions for the treatment, reduction and disposal of organic waste.

Transaction to Expand Solutions for Customers in North America and Europe

With a presence in both North American and Europe, the combined offering would provide the most expansive selection of food digesters in the industry:

●	A “dry” aerobic digester solution that reduces weight and volume of food and organic waste, and produces a dry, safe, nutrient-rich soil product.

●	A “wet” aerobic digester solution that produces an environmentally friendly effluent that can be discharged into existing drainage lines, and features patented, cloud-based technology monitoring systems.
●	A wide variety of capacity solutions, ranging from compact low volume food waste processors to solutions that can process several hundred thousand pounds of food waste per week.

Our customers will also benefit from a combined sales and service footprint in both North America and Europe. The transaction will allow Renovare to expand manufacturing capabilities, extend our geographic reach, and augment our management team.

Creating Value for Shareholders

We believe that this transformational transaction supports our recently announced Company transition efforts and drives significant value creation in the following ways:

●	Returns: shareholders would benefit from improved cash flows from the combined digester business line.
●	Balance Sheet: shareholders would benefit from a combined financial profile and increased scale that can support future balance sheet optionality.
●	People: shareholders would benefit from an expanded team of industry-leading organic waste professionals in both North America and Europe.
●	Product: shareholders would benefit from a business offering that provides an expanded range of organic waste digestion products, allowing for increased customer growth potential in both North America and Europe.

By leveraging the strengths of each company and through geographic diversification, the combined entities are expected to have a deeper penetration of markets for increased sales and to reap the benefits of synergies.

The following sections provide a discussion of our Technologies, Markets Customers and competition without the Harp acquisition discussed above.

Digester Technologies, Markets, Customers and Competition

The Company leverages its existing technology, including our digester’s on-board patented weighing system, by collecting, accumulating and providing empirical data that can aid in improving the efficiency of the upstream supply chain. By streaming data from the digesters, collecting information from system users and integrating business application data, Renovare’s internet enabled system known as the BioHiTech CloudTM can provide necessary data to aid customers in reshaping their purchasing decisions and positively affect employee behavior. In its simplest form, the BioHiTech Cloud quantifies food waste in a fashion that has historically not been available. It enables users to understand food waste generation habits and to improve operational efficiencies.

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

Renovare believes its digester products remove organic waste from the overcrowded and costly landfills of the world and provide significant benefits to both business organizations and the community including:

●	Eliminating the transportation of organic waste,
●	Reducing carbon and methane emissions associated with landfilling and truck transportation,
●	Complying with municipal laws banning organic waste from landfills,
●	Contributing to corporate and regulatory targets for diverting waste from landfills,
●	Extending the lifespan of the country’s disposal facilities,
●	Reducing groundwater and soil contamination at landfills,
●	Reducing harmful greenhouse gases that contribute to global climate change, and
●	Recycling food waste into renewable resources (clean water, biogas, bio-solids).

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

Target Markets

Renovare’s target market for its digesters includes any producers of consistent volumes of food waste.

In addition to the US domestic marketplace, the Company operates internationally with an operation in the United Kingdom.

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

Customers

Customers for Company’s digesters are primarily any consistent producers of food waste. Industries served include, but are not limited, to the maritime sector as well as retail, healthcare, government, hospitality, education, food service (including traditional restaurants and quick service restaurants), and others. Volume of food waste, as well as traditional waste disposal costs, are the primary drivers of return on investment for customers. The Company sells its products to customers throughout the United States and abroad.

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

Competition

There are a small number of companies that distribute products utilizing a similar aerobic digestion methodology as our Revolution Digester, but lack the technological depth of data collection, analytics and reporting. With our receiving our U. S. patent Network Connected Weight Tracking System for a Food Waste Disposal Machine in 2018 and the Canadian patent in 2022, there is a barrier to competitors providing similar technology to their customers. Further, we believe that these companies do not have a competitive product to the Revolution Series of digesters based on price point, size, throughput, power and plumbing requirements and data collection, analytics and reporting.

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

Alternative technologies or processes to digesters or similar equipment are:

Traditional Composting: Composting has been in existence for many years and has historically been the only option for organics disposal. Composting:

●	Relies heavily on truck collection and transportation.
●	Uses facilities that can be considered public nuisances.
●	Is very difficult to provide accurate metrics on waste volumes and generation.
●	Facilities are difficult to site and are often long distances from waste generation.
●	Is neither cost effective nor environmentally friendly.

Anaerobic Digestion: Anaerobic digesters are readily used throughout Europe. Anaerobic digestion (“AD”) is the decomposition of organic waste in the absence of oxygen. The beneficial by-product is gas to be used to generate electricity. AD is generally accomplished on a large municipal or commercial scale and is not believed to be readily available as an “at the source” solution. AD facilities are beginning to be sited in the United States and are thought of as a viable disposal option for organic waste. While the technology is sound, AD facilities face various challenges in the United States. Management believes that AD facilities will continue to be developed and will be a part of the total solution for organic waste disposal. Many private equity funds have made investments in companies that own or are permitting AD facilities. The challenges to AD include:

●	Capital intensity of sizeable plants.
●	Difficult to site with proximity to feedstock.
●	Need steady, homogenous waste source (pre-processing is necessary).
●	Relies on traditional collection and transportation of waste (significant costs).
●	Rely on “tip fee” to subsidize operating expenses.
●	Difficult to provide data to consumers (similar to composting).

Patent and Trademarks

On May 22, 2018, the Company received its U.S. patent for the “Network Connected Weight Tracking System for a Food Waste Disposal Machine”, which expires on July 23, 2036. On March 22, 2022, the Company received its Canadian patent for the “Network Connected Weight Tracking System for a Food Waste Disposal Machine”, which expires on January 12, 2035.

MBT Technologies, Market, Customers and Competition

The Company’s first Mechanical Biological Treatment (“MBT”) facility began commissioning operations in the first quarter of 2019. The deployment of this technology is consistent with the Company’s vision of providing disruptive technologies to the traditional waste industry. With the ability to accept up to approximately 20 to 30% of each plant’s capacity in the form of pure food waste, the Company adds an option of municipal level solutions in the food waste industry that was previously unavailable.

Martinsburg Facility

The Martinsburg Facility represents the first deployment of MBT of its kind in the United States (the “Facility”). The Facility, which began commissioning operations in the first quarter of 2019 is designed to accept up to 110,000 tons per year of municipal solid waste delivered from the surrounding areas. The Facility consists of a 54,000 square foot industrial building located on approximately 12 acres of leased property. The Facility, equipped with licensed technology, is designed to produce up to 50,000 tons per year of EPA recognized renewable fuel. Subsequent to December 31, 2021, the Company commenced an operational and strategic review of Entsorga West Virginia LLC and its Martinsburg Facility that resulted in a decision to pause production operations to allow for reducing losses and cash requirements from the Facility.

Technology

The MBT technology converts mixed municipal and organic waste (typical residential trash collected) to a US Environmental Protection Agency (the “US EPA”) recognized alternative fuel source. By utilizing a patented process that utilizes a combination of mechanical and biological processes to accelerate the decomposition of the organic fraction of waste, the end product produced, known as solid recovered fuel (“SRF”) has a carbon value nearly equivalent to traditional coal and can be used as a replacement and/or supplement to coal. After receipt and processing of waste at the Facility, approximately 80% of the incoming waste is reduced, recycled or converted into the approved alternative fuel, with the remaining 20% of the incoming waste being disposed of via traditional methods.

The US EPA has issued a “comfort letter” stating that any fuel produced utilizing the licensed technology is deemed an engineered fuel and can be marketed as a commodity rather than the fuel being marketed as RDF, refuse derived fuel, which has significant regulation and additional costs relating to its consumption and use.

In 2018, the Company entered into a transaction forming Refuel America, LLC (“Refuel”), a subsidiary of the Company, with Gold Medal Group, LLC. This transaction consolidated MBT related assets of both entities, including interests in Entsorga West Virginia, LLC. The Company controls Refuel and owns 68.2% of its membership interests. Gold Medal Group, LLC and its affiliates own the remaining 31.8% of its membership interests. Future projects, if any, may involve licensing and development services to municipalities or various third party developers for projects that the Company provides consulting and oversight on.

Marketing Strategy

The Company has focused our initial marketing efforts of our MBT technology by identifying potential opportunities based on various criteria including, disposal costs within a region, proximity to end users of alternative fuels, lack of long-term disposal alternatives, and access to adequate feedstock.

Disposal Costs: We pursue opportunities where disposal costs within a certain radius of a prospective project are high enough to provide adequate returns on capital. Since “tip fees” received by a facility represent the majority of a facility’s revenue, areas with tip fees in excess of $50 per ton are highly attractive markets.

Proximity to End Users: The second largest component of a facility’s revenue is realized through the sale of renewable fuel to be used in conjunction with or as a substitute for coal. With cement kilns being the second largest user of coal in the United States and with the continual regulatory pressure to reduce emissions associated with coal combustion, we target markets where there is reasonable access to cement manufacturing facilities to maximize revenue and minimize transportation costs of the manufactured fuel. The MBT technology has received an EPA comfort letter stating that all fuel manufactured from municipal solid waste in the plant based on our Martinsburg WV facility MBT shall be categorized as an engineered fuel and can be used in cement kilns to offset up to 30% of their total fuel consumption.

Lack of Long-Term Disposal: With landfill capacity in the northeast United States diminishing, and large quantities of solid waste being exported from numerous states, many municipalities and/or private waste companies are in need of long-term disposal options. The MBT technology can divert up to 80% of the incoming municipal solid waste from landfills resulting in a prolonged life expectancy or a 500% capacity increase of existing landfills, as well as new long-term cost-effective disposal options for the future.

Access to Adequate Feedstock: Based on the fixed cost nature of a MBT facility, to maximize its revenue and earnings it must be operated near its design capacity. The Company focuses its marketing efforts on areas where population density provides adequate feedstock supply within a reasonable radius of a proposed plant. The MBT facility’s proximity to feedstock will allow municipalities and haulers to dispose of their waste (municipal solid waste or “MSW”) at an MBT facility without incurring significant logistical costs to do so.

We have presented the technology at industry trade shows and events, as well as make direct proposals to interested parties that have become familiar with the MBT technology via public press releases, trade publications, the Company website and marketing materials, or industry referrals.

Competition

Competition in the MBT area is more diverse than with our digester products, as our MBT, which is just one of many forms of MBT, is a new technology to the United States. The U.S. waste industry significantly lags Europe, which has over 300 MBT operational plants, in its achievements of improving environmental protection, diverting waste from landfills, development and utilization of alternative energies, and other green initiatives. There is an increasing push to pursue alternative waste disposal options as landfill capacity continues to dwindle and environmental consciousness continues to increase. In addition, the U.S. continues to pursue initiatives mitigating reliance on foreign energy and the EPA is increasing mandates to reduce air pollutants and use of fossil fuels. There are also many large corporations that have set zero waste targets that could utilize MBT as the one source to reduce landfill disposal of waste to under 20%.

Utilizing traditional waste management, more than half of the municipal solid waste generated in the United States is disposed of in landfills with another 12% being directed to waste to energy facilities and balance being recycled or composted. This figure is compared to only 38% of MSW being landfilled in the European Union resulting in the U.S. contributing significantly more greenhouse gas emissions from waste disposal than the European Union. Recently in the U.S., elected government, regulators and corporate leaders have led an effort to lower greenhouse gas emissions by finding disposal alternatives to landfills and exploring the deployment of “next generation” waste disposal technologies. The ongoing challenges to the evolution of these alternatives include but are not limited to capital intensity requiring subsidies, emerging technology risk, access to feedstock, long term off-take partners and inability to accept multiple waste streams.

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

Traditional Waste to Energy or Incineration Facilities: Incineration is a waste treatment process that involves the combustion of organic substances contained in waste materials. Incineration and other high-temperature waste treatment systems are described as "thermal treatment". Incineration of waste materials converts the waste into ash, flue gas, and heat. The ash is mostly formed by the inorganic constituents of the waste and may take the form of solid lumps or particulates carried by the flue gas. The flue gases must be cleaned of gaseous and particulate pollutants before they are dispersed into the atmosphere. In some cases, the heat generated by incineration can be used to generate electric power. There have been very few of these facilities built in the U.S. in the past 20 years. The challenges to Incineration include:

●	Capital intensity of sizeable plants.
●	Difficult to site (NIMBYism).
●	Extreme capital intensity.
●	Expensive to operate.
●	High level of emissions.

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

●	Early stage technology risk
●	Need for homogenous feedstock
●	Difficulty in siting (NIMBYism)

Pyrolysis: Pyrolysis is a thermochemical decomposition of organic material at elevated temperatures in the absence of oxygen (or any halogen). It involves the simultaneous change of chemical composition and physical phase that is irreversible. Pyrolysis is a type of thermolysis that is most commonly observed in organic materials exposed to high temperatures. Pyrolysis has been recently explored as an option for municipal solid waste incineration but has not been deployed in the U.S. due to various challenges, including:

●	Capital intensity.
●	Significant early stage technology risk.
●	Need for homogenous feedstock.
●	Difficulty in siting (NIMBYism).

Landfilling: A landfill site (also known as a tip, dump, rubbish dump, garbage) is a site for the disposal of waste materials by burial and is the oldest form of waste treatment (although the burial part is modern; historically, refuse was just left in piles or thrown into pits). Historically, landfills have been the most common method of organized waste disposal and remain so in many places around the world and currently represent approximately 70% of the disposal of municipal solid waste in the U.S. There has been a recent movement toward diverting waste from landfills in the U.S. including the passing of various pieces of legislation in certain states banning certain materials from being deposited in landfills. Landfilling continues to be faced with challenges such as:

●	Capital Intensity.
●	Difficulty siting (NIMBYism).
●	Potential groundwater contamination.
●	Methane gas emissions.
●	Poor use of natural resource.
●	Post closure liabilities (future monitoring, etc.).

Other MBT Providers. The terms mechanical biological treatment or mechanical biological pre-treatment relate to a group of solid waste treatment systems. These systems enable the recovery of materials contained within the mixed waste and facilitate the stabilization of the biodegradable component of the material. There are currently over 300 operational MBT plants throughout Europe. Most of the current plants produce Refuse Derived Fuel, which differs from the engineered solid recovered fuel produced by the Martinsburg Facility technology, which is deemed as an “engineered fuel” by the U.S. EPA. A2A is a company based in Italy that has historically deployed a similar technology; however, A2A no longer makes it commercially available to merchant plant operators and does not currently have any facilities located or planned for the U.S. market.

Employees and Human Capital Resources

As of December 31, 2021, the Company and its consolidated subsidiaries had 34 full time and 1 part time employee. We believe we enjoy good employee relations. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

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

Liquidity and Capital Resources

The Company currently generates revenues from sales and rentals of its digesters, the sale of replacement parts and from services. The Company's other known sources of capital are common and preferred stock offerings, proceeds from private placements, issuance of notes payable, convertible notes payable, and investments, loans and advances from related and unrelated parties and cash from future revenues.

For the year ended December 31, 2021, the Company had a consolidated net loss of $24,323,475, incurred a consolidated loss from operations of $18,516,674 and used net cash in consolidated operating activities of $6,846,192. As of December 31, 2021, consolidated total stockholders’ deficit amounted to $10,102,010, and the Company had a consolidated working capital deficit of $41,817,881 This working capital deficit includes the WVEDA nonrecourse bonds of $33,000,000 that are collateralized by the Facility and the membership interests in EWV for which the EWV has not met certain covenants, financial and otherwise, which is classified as a current liability. In addition, the Company had not met certain of its senior secured note's financial covenants as of December 31, 2021 amounting to $3,275,000 which has also been classified as current debt. Additionally, EWV has also defaulted on scheduled payments to a junior unsecured series of notes from EntsorgaFin S.p.A, ("EFin") a minority member of EWV, amounting to $1,254,696 as of December 31, 2021 which is classified as a current liability. The Company does not yet have a history of financial profitability. In February 2021 and during the fourth quarter of 2021 the Company raised net proceeds of $8,558,669 through an At-The-Market series and through an Equity Facility Line series of transactions. Subsequent to December 31, 2021, the Company received proceeds of $1,118,401 through the sales of common stock and warrants in a Private Investment In Public company transaction. There is no assurance that the Company will continue to raise sufficient capital or debt to sustain operations or to pursue other strategic initiatives or that such financing will be on terms that are favorable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Potential Future Projects and Conflicts of Interest

Members of the Company’s management may serve in the future as an officer, director or investor in other entities. Neither Renovare nor any of its shareholders would have any interest in these other companies’ projects. Management believes that it has sufficient resources to fully discharge its responsibilities to the Company.

Government Regulation

We believe we are in compliance with applicable federal, state and other regulations and that we have compliance programs in place to ensure compliance going forward. There are no regulatory notifications or actions pending.

Related Party Transactions

See footnote 19 of the Company’s consolidated financial statements filed herewith.

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

We maintain a website at http://www.renovareenv.com/. Within our website’s “Investor” section, “SEC Filings” tab, all of our filings with the Commission and all amendments to these reports are available as soon as reasonably practicable after filing.

Website

Our website address is www.renovareenv.com.

Our Information

Our principal executive offices are located at 80 Red Schoolhouse Road, Suite 101, Chestnut Ridge, NY 10977 and our telephone number is (845) 262-1081. We can be contacted by email at info@renovareenv.com.

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

This Form 10-K contains forward-looking statements that involve risks and uncertainties. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “intends”, “plans”, “could,” “possibly,” “probably,” “anticipates,” “projects,” “expects,” “may,” “will,” or “should,” “designed to,” “designed for,” or other variations or similar words or language. Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this Form 10-K.

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

Since March 2020, when the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, as well as those from new strains of the virus. The Company monitors the near term and longer term impacts of COVID-19 and any related business and travel restrictions and other changes intended to reduce its spread, and its impact on operations, financial position, cash flows, inventory, supply chains, purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. Due to the nature of the pandemic, while presently the level of the pandemic is low, the magnitude and duration of the pandemic and its impact on the Company’s operations, liquidity and financial performance may depend on certain developments, including duration, spread and reemergence of the outbreak, its impact on our customers, supply chain partners and employees, and the range of governmental and community reactions to the pandemic.

It is unclear how such restrictions, which will contribute to a general slowdown in the global economy, will affect our business, results of operations, financial condition and our future strategic plans.

The digester line of our business has historically been marketed to large organizations such as food distributors, convention centers, hotels, restaurants, stadiums, municipalities and academic institutions. Should there be a resurgence of a pandemic, it is unclear how a prolonged outbreak with travel, commercial and other similar restrictions, may adversely affect our business operations and the business operations of our customers and suppliers; a disruption for a prolonged period will have a negative effect on our business operations.

Shelter-in-place and essential-only travel regulations negatively impacted many of our customers. In addition, while our digesters are manufactured in the United States, we still at risk of supply chain disruptions due to interruptions in operations at any or all of our suppliers’ facilities. If we experience significant delays in receiving our products, we will experience delays in fulfilling orders and ultimately receiving payment, which could result in loss of sales and a loss of customers, and adversely impact our financial condition and results of operations.

The MBT line of our business is classified as a public service in the state in which it is located and would not be materially impacted by general restrictions that may be imposed on other businesses in its area. The Facility relies upon other entities to pick up and deliver municipal solid waste, which are also classified as public service entities, and is reliant upon customers in the cement kiln industry to purchase its solid recovered fuel. The inability to receive municipal solid waste (“MSW”) or sell it to its customers would adversely impact our financial condition and results of operations.

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

For the year ended December 31, 2021, the Company had a consolidated net loss of $24,323,475, incurred a consolidated loss from operations of $18,516,674 and used net cash in consolidated operating activities of $6,846,192. As of December 31, 2021, consolidated total stockholders’ deficit amounted to $10,102,010, and the Company had a consolidated working capital deficit of $41,817,881. This working capital deficit includes the WVEDA nonrecourse bonds of $33,000,000 that are collateralized by the Facility and the membership interests in EWV for which the EWV has not met certain covenants, financial and otherwise, which is classified as a current liability. In addition, the Company had not met certain of its senior secured note's financial covenants as of December 31, 2021 amounting to $3,275,000 which has also been classified as current debt. Additionally, EWV has also defaulted on scheduled payments to a junior unsecured series of notes from EntsorgaFin S.p.A, ("EFin") a minority member of EWV, amounting to $1,254,696 as of December 31, 2021 which is classified as a current liability. The Company does not yet have a history of financial profitability. In February 2021 and during the fourth quarter of 2021 the Company raised net proceeds of $8,558,669 through an At-The-Market series and through an Equity Facility Line series of transactions. Subsequent to December 31, 2021, the Company received proceeds of $1,118,401 through the sales of common stock and warrants in a Private Investment In Public company transaction. There is no assurance that the Company will continue to raise sufficient capital or debt to sustain operations or to pursue other strategic initiatives or that such financing will be on terms that are favorable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Future Acquisitions.

We may in the future, make acquisitions in order to acquire complementing or expanding our business, including developing additional disposal products and complementary services. We may not be able to identify suitable acquisition candidates. If we identify suitable acquisition candidates, we may be unable to successfully negotiate acquisitions at a price or on terms and conditions acceptable to us, including as a result of the limitations imposed by our debt obligations. Further, we may be unable to obtain the necessary regulatory approval, if required, to complete potential acquisitions. We may be unable to complete these transactions and, if executed, these transactions may not improve our business or may pose significant risks and could have a negative effect on our operations.

Our ability to achieve the benefits of any potential future acquisition, including cost savings and operating efficiencies, depends in part on our ability to successfully integrate the operations of such acquired businesses with our operations. The integration of acquired businesses and other assets may require significant management time and resources that would otherwise be available for the ongoing management of our existing operations. In addition, to the extent any future acquisitions are completed, we may be unsuccessful in integrating acquired companies or their operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse impact on future profitability. Some of the risks that may affect our ability to integrate, or realize any anticipated benefits from, acquisitions include:

●	unexpected losses of key employees or customer of the acquired company;
●	difficulties integrating the acquired company’s standards, processes, procedures and controls;
●	difficulties coordinating new product and process development;
●	difficulties hiring additional management and other critical personnel;
●	difficulties increasing the scope, geographic diversity and complexity of our operations;
●	difficulties consolidating facilities, transferring processes and know-how;
●	difficulties reducing costs of the acquired company’s business;
●	diversion of management’s attention from our management; and
●	adverse impacts on retaining existing business relationships with customers.

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

Based upon present strategic investment plans, we will need to raise additional capital in the future. Such additional capital may not be available on reasonable terms or at all. We may need to raise additional funds through borrowings or public or private debt or equity financings to meet various objectives including, but not limited to:

●	accomplish growth through enhanced sales and marketing efforts;
●	effect new products and services development; and
●	complete business acquisitions.

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

Investors must consider the risks and difficulties frequently encountered by expanding companies, particularly in rapidly evolving markets. Such risks include the following:

●	increasing awareness of our brand names;
●	meeting customer demand and standards;
●	attaining customer loyalty;
●	developing and upgrading our product and service offerings;
●	implementing our advertising and marketing plan;
●	maintaining our current strategic relationships and developing new strategic relationships;
●	responding effectively to competitive pressures; and
●	attracting, retaining and motivating qualified personnel.

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

Our success is, to a certain extent, attributable to the management, sales and marketing, and operational and technical expertise of certain key personnel. Anthony Fuller, our Chief Executive Officer and Brian C. Essman, our Chief Financial Officer, perform key functions in the operation of our business. The loss of either of these could have a material adverse effect upon our business, financial condition, and results of operations. If we lose the services of any senior management, we may not be able to locate suitable or qualified replacements and may incur additional expenses to recruit and train new personnel, which could severely disrupt our business and prospects.

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

Fluctuations in operating results or the failure of operating results to meet the expectations investors may negatively impact the value of our securities. Operating results may fluctuate due to a variety of factors that could affect revenues or expenses in any particular quarter. Fluctuations in operating results could cause the value of our securities to decline. Investors should not rely on revenue or financial projections or comparisons of results of operations as an indication of future performance. As a result of the factors listed below, it is possible that in future periods results of operations may be below the expectations of investors. This could cause the market price of our securities to decline and negatively impact our ability to raise debt and capital. Factors that may affect our operating results include:

●	delays in sales resulting from potential customer sales cycles;
●	variations or inconsistencies in return on investment models and results;
●	changes in competition; and
●	changes or threats of significant changes in legislation or rules or standards that would change the drivers for product adoption.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of December 31, 2021. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control such that there is a reasonable possibility that a material misstatement of our company’s financial statements will not be prevented, or detected and corrected on a timely basis. Based on their evaluations, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of our limited operations we have a small number of employees which prohibits a segregation of duties. As we grow and expand our operations, we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

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

In connection with the MBT line of business, while the Company intends on providing consulting and other services to entities in developing MBT facilities, those facilities will have to maintain or acquire specialized permits and have regulatory approvals from various state and local regulatory authorities for their operations or the construction of facilities. This permitting process may involve initial denials of permits that are appealed. The failure of having such may delay, or prevent the construction or operation of the planned MBT facilities, which would also impair the capitalized MBT facility development and license costs associated with such projects. In addition, there are significant risks related to the construction of a specialized facility. These risks may delay, postpone or cause a negative impact to the anticipated financial performance of the projects.

A recent pause in the operations of our Martinsburg, WV facility may impact its future business opportunities.

Subsequent to December 31, 2021, the Company commenced an operational and strategic review of Entsorga West Virginia LLC (“EWV”) and its facility based MBT operations in Martinsburg, West Virginia (the “Facility”) that resulted in a decision to pause production operations to allow for reducing losses and cash requirements from the Facility. During the pause period, customers, employees and vendors may be impacted. Upon resumption of the Facility, it is uncertain if all of the Facility’s customers, employees and vendors will resume their past activities with the Facility. In addition, under the Facility’s operating license, lease and its debt instruments; the issuing agency, landlord and bond trustee, respectively may take actions that could inhibit the return of operations of the Facility. These risks may delay the resumption of operations or cause a negative impact to the anticipated financial performance of the Facility.

Risks Related to Securities Markets and Investments in Our Securities

General securities market uncertainties resulting from COVID-19.

At the outset of COVID-19 the U.S. and worldwide national securities markets underwent unprecedented stress due to the uncertainties of COVID-19 and the resulting reactions and outcomes of government, business and the general population. These uncertainties resulted in declines in market sectors, increases in volumes due to flight to safety and governmental actions to support the markets. Should there be a significant resurgence or a new form of pandemic, it is unknown how the securities markets will be impacted. Should we not be able to obtain financing when required, in the amounts necessary to execute on our plans in full, or on terms which are economically feasible we may be unable to sustain the necessary capital to pursue our strategic plan and may have to reduce the planned future growth and scope of our operations.

Ability to Maintain Nasdaq Compliance.

On January 10, 2022, Renovare Environmental, Inc. (the “Company”) was notified (the “Notification Letter”) by the Nasdaq Listing Qualifications (“Nasdaq”) that it is not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Company’s common stock for the 30 consecutive business days prior to the date of the Notification Letter, the Company no longer meets the minimum bid price requirement. The Notification Letter has no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Capital Market and, at this time, the common stock will continue to trade on the Nasdaq Capital Market under the symbol “RENO”.

The Notification Letter provides that the Company has 180 calendar days, or until July 11, 2022, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. In the event the Company does not regain compliance by July 11, 2022, the Company may then be eligible for additional 180 days if it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period. If the Company does not qualify for the second compliance period or fails to regain compliance during the second compliance period, then Nasdaq will notify the Company of its determination to delist the Company’s common stock, at which point the Company will have an opportunity to appeal the delisting determination to a Hearings Panel.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider implementing available options, including, but not limited to, implementing a reverse stock split of its outstanding securities, to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules.

Our executive officers and certain stockholders possess significant voting power, and through this ownership, could influence our Company and our corporate actions.

Our current executive officers, directors and their affiliates, hold approximately 16% of the voting power of the outstanding common shares as of the date of December 31, 2021. These officers, directors, affiliates and certain stockholders may have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. As such, our executive officers have significant influence to prevent or cause a change in control; therefore, without their consent we could be prevented from entering into transactions that could be beneficial to us. The interests of our executive officers and certain shareholders may give rise to a conflict of interest with the Company and the Company’s stockholders. For additional details concerning voting power please refer to the section below entitled “Description of Securities.”

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

The market price of our Common Stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	the concentration of the ownership of our shares by a limited number of affiliated stockholders may limit interest in our securities;
●	limited “public float” with a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;
●	additions or departures of key personnel;
●	loss of a strategic relationship;
●	variations in operating results from the expectations of securities analysts or investors;
●	announcements of new products or services by us or our competitors;
●	reductions in the market share of our products;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	investor perception of our industry or prospects;
●	insider selling or buying;
●	investors entering into short sale contracts;
●	regulatory developments affecting our industry;
●	changes in our industry;
●	competitive pricing pressures;
●	our ability to obtain working capital financing;
●	sales of our common stock;
●	our ability to execute our business plan;
●	operating results that fall below expectations;
●	revisions in securities analysts’ estimates or reductions in security analysts’ coverage; and
●	economic and other external factors.

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

Approximately 16% of the outstanding shares of Common Stock as of December 31, 2021 are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”) (“Rule 144”). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that a non-affiliate who has held restricted securities for a period of at least six months may sell their shares of Common Stock. Under Rule 144, affiliates who have held restricted securities for a period of at least six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of Common Stock or the average weekly trading volume during the four calendar weeks prior to the sale. A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of Common Stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

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

The MBT facility is located in Martinsburg, West Virginia has a 30-year initial term land lease with a municipal authority for industrial property adjacent to its previously closed landfill site with four separate renewal periods of 5-years each.

ITEM 3: LEGAL PROCEEDINGS.

During September 2020, the Company's Entsorga West Virginia subsidiary received notice that an affiliate of a minority owner of EWV (EFin), who also provided intellectual property, equipment and engineering services relating to the set-up and initial operation of the Facility, was claiming it was owed $917,420 related to services contracted as part of the Facility's construction and initial start-up and operation. The Company incurred offsetting costs and expenses greater than the claim correcting or replacing the services that were contracted but that were either not performed or performed correctly. As a result of this claim and the related costs incurred by the Company to cure the deficiencies in the services that were contracted, the Company has reflected an impairment charge amounting to $917,420 during the year ended December 31, 2020. On May 19, 2021 the Company signed an agreement, effective May 7, 2021, settling this matter through the issuance of notes payable as described in Note 11. On November 1, 2021, the Company failed to repay a note then due. As of December 31, 2021,

The notes amount to $1,254,696, reflecting the effect of the default. On February 25, 2022 EFin filed a complaint in the United States District Court for the Southern District of New York seeking repayment of the notes payable. The Company is defending the claims and does not believe that the outcome will have a material impact on the financial statements of the Company.

Subsequent to December 31, 2021, the Company commenced an operational and strategic review of EWV and its facility based MBT operations in Martinsburg, West Virginia that resulted in a decision to pause production operations to allow for reducing losses and cash requirements from the Facility.

In connection with the pause of operations at the Facility, notice was provided to the West Virginia Department of Environmental Protection (“WVDEP”) which provides the license to operate the Facility. While there has been no communications from the WVDEP, under their authority, they may take actions that could include suspending or withdrawing the Facility’s license to operate and other actions to protect the environment. In addition, the Facility’s landlord, Berkeley County Solid Waste Authority (“BCSWA”) has been apprised of the Facility’s pause of operations and on March 24, 2022 BCSWA, by letter, provided a notice of monetary and non-monetary default and reserved their rights under the lease, which include, but are not limited to terminating the lease and requiring EWV perform obligations under the lease. In addition, EWV and the Facility is collateral to a nonrecourse WV EDA senior secured series of bonds (the “Bonds”). While the Bond Trustee has not provided a forbearance agreement in connection with the issuance of December 31, 2021 financial statements, they have not taken any actions resulting from our default under the most recent forbearance agreement. Under the terms of the Bonds, the Trustee may declare a default and take actions to secure or foreclose on their collateral, which includes the Facility, other assets and the membership interests in EWV.

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

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)    Market Information

Our common stock first became quoted on the Over-the-Counter Bulletin Board, or “OTCBB” under the trading symbol “SWFR” on March 27, 2014. On September 16, 2015, our common stock began trading under the name BioHiTech Global, Inc. and under the trading symbol “BHTG”. On February 12, 2016, the common stock was uplisted to the OTCQB Venture Marketplace. On April 9, 2018 the common stock was uplisted to the Nasdaq Capital Market. On December 6, 2021 the BioHiTech Global, Inc. changed its name to Renovare Environmental, Inc. and its trading symbol to “RENO”, which continues to be listed on the Nasdaq Capital Market.

(b)    Holders

The number of record holders of our common stock as of December 31, 2021, was approximately 87 based on information received from our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name with a brokerage firm or other fiduciary.

(c)    Dividends

We have not paid or declared any cash dividends on our common stock, and we do not anticipate paying dividends on our common stock for the foreseeable future. During the year ended December 31, 2021 the Company paid $504,359 in preferred stock dividends through the issuance of common shares. There were no preferred stock dividends paid in cash.

(d)    Securities authorized for issuance under equity compensation plans

The information set forth under Item 5(d) is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K with respect to our 2021 Annual Meeting of Shareholders.

RECENT SALES OF UNREGISTERED SECURITIES

From September 26, 2019 through March 10, 2020, in a series of transactions, The Company issued125,000 shares of common stock to pay $225,000 of accrued dividends of Series A Convertible Preferred Stock were paid for with 125,000 shares of Common Stock.

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

During the three months ended March 31, 2021, the Company issued 921,222 shares of common stock to shareholders of the Company’s Series A, C and D convertible preferred stock in connection with a conversion of 11,100 shares of preferred stock and the payment of accrued and accumulated dividends in accordance with the terms of the preferred stock Certificates of Designation.

During the three months ended March 31, 2021, the Company issued 42,381 shares of common stock, to shareholders of the Company’s Series F convertible preferred stock in connection the payment of accumulated dividends in accordance with the terms of the preferred stock Certificate of Designation.

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

On November 11, 2021 the Company issued 10,000 shares of unregistered common stock to a senior lender in connection with services rendered relating to the preparation and delivery of a waiver for certain non-compliance through the period ending September 30, 2021.

On December 3, 2021 the Company issued 50,000 shares of unregistered common stock to a senior lender in connection with services rendered relating to the preparation and delivery of a forbearance agreement for certain non-compliance through the period ending November 15, 2021.

On January 25, 2022, the Company completed a private placement with several investors, wherein a total of 2,141,667 shares of common stock were sold at a purchase price of $0.60 per share, with warrants to purchase up to 2,141,667 shares of common stock at an exercise price of $0.60 per share, for a total purchase price of approximately $1.285 million.

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

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

As used in this report, the terms “Company”, “we”, “our”, and “us” refer to Renovare Environmental, Inc., a Delaware corporation.

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

RESOURCE RECOVERY TECHNOLOGY

The Company utilizes Mechanical Biological Treatment (“MBT”) technology to process waste at the municipal or enterprise level. The technology results in a substantial reduction in landfill usage by converting a significant portion of intake, including organic waste and non-recyclable plastics, into a United States EPA recognized alternative fuel that can be used as a partial replacement for coal. The Company is currently exploring additional uses for its Solid Recovered Fuel (“SRF”) such as gasification, fuel for cogeneration and as a feedstock for bio-plastics.

The Company also, through a series of transactions in 2017 and 2018, acquired a controlling interest in the Nation’s first municipal waste processing facility utilizing the technology located in Martinsburg, West Virginia (the “Martinsburg Facility”). The Martinsburg Facility, which commenced operations in 2019, is designed to process up to 110,000 tons of mixed municipal waste annually. At full capacity, the Martinsburg Facility can achieve an estimated annual savings of over 2.3 million cubic feet of landfill space and eliminate many of the greenhouse gases associated with landfilling that waste. Subsequent to December 31, 2021, the Company commenced an operational and strategic review of Entsorga West Virginia LLC and its Martinsburg Facility that resulted in a decision to pause production operations to allow for reducing losses and cash requirements from the Facility.

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

RECENT POTENTIAL ACQUISITION

As further discussed in the Item I: Business - Company Overview, on February 28, 2022, the Company entered into definitive agreements to purchase Harp Renewables and its affiliate, Harp Electric Eng. Limited for $20 million, comprised of $15 million of common stock and $5 million of cash. The closing is conditioned upon the Registrant consummating financing in an amount not less than $5 million of cash and obtaining Shareholder approval of the transactions, among other items and is anticipated to be completed during the second quarter of 2022.

The Company believes that combination of Harp and Renovare will dramatically increase our growth prospects by expanding our complementary product offerings and positioning Renovare as the world leader in providing renewable and sustainable solutions for the treatment of organic waste. With the combined portfolio of solutions and an established footprint in both Europe and North America, the Company will be in a strong position to capitalize on these trends and cross-sell our complementary products to an expanded variety of sectors, including food manufacturers, supermarkets, hospitals, and educational institutions.”

Our customers will also benefit from a combined sales and service footprint in both North America and Europe. The transaction will allow Renovare to expand manufacturing capabilities, extend our geographic reach, and augment our management team.

Results of operations for the year ended December 31, 2021

compared to the year ended December 31, 2020

Overview

Operations by Business Line

	Year ended December 31,
	Digester and Corporate			MBT Facility			Total
	2021	2020	Change	2021	2020	Change	2021	2020	Change
Revenue
Equipment sales	$8,640,229	$2,268,647	$6,371,582	$—	$—	—	$8,640,229	$2,268,647	$6,371,582
Rental, services and maintenance	2,297,944	1,607,519	690,425	—	—	—	2,297,944	1,607,519	690,425
MBT	—	—	—	1,409,356	1,878,107	(468,751)	1,409,356	1,878,107	(468,751)
Management and advisory fees and other	—	124,380	(124,380)	—	—	—	—	124,380	(124,380)
Total Revenue	10,938,173	4,004,546	6,937,627	1,409,356	1,878,107	(468,751)	12,347,529	5,878,653	6,468,876
Operating Expenses
Equipment sales	5,729,313	1,224,185	4,505,128	—	—	—	5,729,313	1,224,185	4,505,128
Rental, services and maintenance	1,352,335	856,751	495,584	—	—	—	1,352,335	856,751	495,584
MBT processing	—	—	—	3,351,997	3,571,314	(219,317)	3,351,997	3,571,314	(219,317)
Selling, general and administrative	4,971,100	6,387,587	(1,416,487)	1,742,626	2,232,542	(489,916)	6,713,726	8,620,129	(1,906,403)
Impairment expense	6,432,484	—	6,432,484	5,272,004	975,420	4,296,584	11,704,488	975,420	10,729,068
Depreciation and amortization	489,124	496,645	(7,521)	1,523,220	1,810,388	(287,168)	2,012,344	2,307,033	(294,689)
Total operating expenses	18,974,356	8,965,168	10,009,188	11,889,847	8,589,664	3,300,183	30,864,203	17,554,832	13,309,371
Loss from operations	(8,036,183)	(4,964,622)	(3,071,561)	(10,480,491)	(6,711,557)	(3,768,934)	(18,516,674)	(11,676,179)	(6,840,495)
Other expenses, net	1,237,598	1,439,865	(202,267)	4,569,203	2,625,795	1,943,408	5,806,801	4,065,660	1,741,141
Net loss	$(9,273,781)	$(6,404,487)	$(2,869,294)	$(15,049,694)	$(9,337,352)	$(5,712,342)	$(24,323,475)	$(15,741,839)	$(8,581,636)

Revenue

Total revenue for the year ended December 31, 2021 of $12,347,529 increased $6,468,876 (110%) over $5,878,653 for the year ended December 31, 2020. Digester revenues increased by $7,062,007 (182%) primarily due to equipment and parts sales to Carnival Cruise Lines. The MBT facility’s revenues for the year ended December 31, 2021 of $1,409,356 decreased by $468,751 (25%) from $1,878,107 for the year ended December 31, 2020 primarily due to closures and the inability of the facility’s primary customer ability to accept SRF which in-turn resulted in interrupted manufacturing at the MBT facility. Corporate revenues decreased for the year ended December 31, 2021 by $124,380 (100%) due to the termination of the underlying management agreement with Gold Medal Group, LLC in 2020.

Contribution

	Year ended December 31,
	Digester and Corporate			MBT Facility			Total
	2021	2020	Change	2021	2020	Change	2021	2020	Change
Contribution
Equipment sales	$2,910,916	$1,044,462	$1,866,454	$—	$—	$—	$2,910,916	$1,044,462	$1,866,454
Rental, services and maintenance	945,609	750,768	194,841	—	—	—	945,609	750,768	194,841
MBT	—	—	—	(1,942,641)	(1,693,207)	(249,434)	(1,942,641)	(1,693,207)	(249,434)
Management and advisory fees and other	—	124,380	(124,380)	—	—	—	—	124,380	(124,380)
Total contribution	$3,856,525	$1,919,610	$1,936,915	$(1,942,641)	$(1,693,207)	$(249,434)	$1,913,884	$226,403	$1,687,481

Contribution rate
Equipment sales	34%	46%	(12)%	—%	—%	—%	34%	46%	(12)%
Rental, services and maintenance	41	47	(6)	—	—	—	41	47	(6)
MBT	—	—	—	(138)	(90)	(48)	(138)	(90)	(48)
Management and advisory fees and other	—	100	(100)	—	—	—	—	100	(100)
Total contribution rate	35%	48%	(13)%	(138)%	(90)%	(48)%	16%	4%	12%

The contribution from sales less costs for the year ended December 31, 2021 of $1,913,884 increased by $1,687,481 (745%) over $226,380 for the year ended December 31, 2020. The digester and corporate contribution rate for the year ended December 31, 2021 of 35% decreased 13% from 45% for the year ended December 31, 2020 primarily due to increases in the price of stainless steel, a major cost of our digesters and other supply chain impacted prices that could not be passed along to our largest customer Carnival Cruise Lines. The MBT facility’s negative contribution of $(1,942,641) increased $(249,434) from $(1,693,207) for the year ended December 31, 2020 primarily as a result of the interruptions noted above for the facility that resulted in a decrease in sales, as the facility operates as a continuous process with greater inelastic costs that cannot be quickly reduced for lower volumes of production. On a consolidated basis the contribution rate for the year ended December 31, 2021 of 16% increased by 12% from 4% for the year ended December 31, 2020 due to the increased level of digester related revenues and contribution as compared to the MBT facility’s negative contribution.

Impairments & Abandonments

Total impairments and abandonments of $11,704,488 for the year ended December 31, 2021 increased by $ 10,729,068 over $975,420 for the year ended December 31, 2020. During the year ended Decmber 31, 2021, the Company recognized a $6,019,200 impairment of a technology license that was originally acquired for a future plant as the related project development agreements expired without an available project being commenced. In addition, the Company evaluated the Martinsburg MBT facility and its technology license and determined that there was an impairment related to the facility of $3,728,504 and the technology license of $1,543,500. Also in 2021, the Company abandoned its project located in Rensselaer, NY, which had accumulated $413,284 of facility development costs, as the Company determined that it would no longer continue to appeal the initial denial from the New Your State Department of Environmental Protection.

During 2020, the Company received a claim of $917,420 from a minority owner of the MBT facility, who also provided intellectual property, equipment and engineering services relating to the set-up and initial operation of the MBT facility, which the MBT facility management determined did not represent capitalizable costs or were offset by other costs incurred by the MBT facility. In connection with the claims the Company recognized the $917,420 as an impairment expense. Also in 2020, the initial MBT facility goodwill of $58,000 was also expensed as impaired.

Selling, General and Administrative Expenses

	Year ended December 31,
	Digester and Corporate			MBT Facility			Total
	2021	2020	Change	2021	2020	Change	2021	2020	Change
Selling, general and administrative expenses
Staffing	$2,559,738	$2,610,090	$(50,352)	$375,355	$211,510	$163,845	$2,935,093	$2,821,600	$113,493
Stock based compensation	257,188	1,475,961	(1,218,773)	—	—	—	257,188	1,475,961	(1,218,773)
Professional fees	749,951	1,104,062	(354,111)	62,406	291,503	(229,097)	812,357	1,395,565	(583,208)
Office operations	503,966	459,653	44,313	766,824	500,591	266,233	1,270,790	960,244	310,546
Other expenses	900,257	737,821	162,436	538,041	1,228,938	(690,897)	1,438,298	1,966,759	(528,461)
Total Selling, general and administrative expenses	$4,971,100	$6,387,587	$(1,416,487)	$1,742,626	$2,232,542	$(489,916)	$6,713,726	$8,620,129	$(1,906,403)

Staffing expense for the year ended December 31, 2021 of $2,935,093 increased by $113,493 (4%) over $2,821,600 for the year ended December 31, 2020. The increase is primarily the result of adding new positions offset by savings from separations that occurred in late 2020. Stock based compensation expense for the year ended December 31, 2021 of $257,188 decreased by $1,218,773 (83%) from $1,475,961 for the year ended December 31, 2020.The decrease in stock based compensation was the result of no new awards being issued during 2021 and a significant amount of short-term vesting awards issued during 2020 in place of cash compensation becoming vested in early 2021.

Professional fees on a total basis were comprised of the following:

Year ended December 31,
	2021	2020	Change
Professional fees

Accounting	$410,326	$433,959	$(23,633)	(5)%
Legal	205,595	490,564	(284,969)	(58)
Investor relations and banking	30,544	334,225	(303,681)	(91)
Marketing	165,892	136,817	29,075	21
Total Professional fees	$812,357	$1,395,565	$(583,208)	(42)%

Accounting expense for the year ended December 31, 2021 of $410,326 decreased by $23,633 (5%) from $433,959 for the year ended December 31, 2020. The decrease is primarily the result consolidating accounting firms and accounting systems utilized. Legal expense for the year ended December 31, 2021 of $205,595 decreased by $284,969 (58%) from $490,564 for the year ended December 31, 2020. The decrease is primarily the result reductions in fees associated with the MBT facility of $186,197 resulting from the settlement of a litigation matter and lower legal fees incurred by the bond trustee that are charged to the facility. The remainder of the decrease was primarily due to a lower level of transactional matters requiring legal services. During 2021 the Company restructured its marketing and investor relations focus from multiple firms to a smaller group of providers and with the consolidation of services and messaging the Company realized lower spending on a combined basis.

Office operations for the year ended December 31, 2021 of $1,270,790 increased by $310,546 (32%) over $960,244 for the year ended December 31, 2020. The majority of the increase was from the MBT facility, which increased by $266,233 (53%) as a result of increased insurance costs, a reevaluation of the facility for local property taxes and an increase in rent.

Other expenses for the year ended December 31, 2021 of $1,438,298 decreased by $528,461 (27%) from $1,966,759 for the year ended December 31, 2020, which included a MBT facility one-time settlement amounting to $646,196 with one of the non-controlling investors relating to previous claimed charges and services. In the digester and corporate business line, other expenses increased by $162,436 (22%) primarily due to increases in travel expenses ($110,294), an unfavorable swing in the foreign currency translation at the U.K. subsidiary ($61,016), an increase in technology expenses ($27,731) research and development expenses related to new models of digesters ($23,046) and an increase in promotion and selling expenses ($19,162) and other expenses, offset in part by a decrease in bad debt expense ($91,916).

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2021 of $2,012,344 decreased by $294,689 (13%) from $2,307,033 for the year ended December 31, 2020. The decrease is primarily the result adjustments initiated in 2021 in the remaining lives of assets at the MBT facility.

Other Expenses, Net

Other operating expenses, net for the year ended December 31, 2021 of $5,806,801 increased by $ 1,741,141 (43%) from $4,065,660 for the year ended December 31, 2020. The increase is primarily due to interest expense resulting from the acceleration of amortization of deferred financing costs and discounts resulting from non-compliance with covenants and terms of several debt instrument of $1,796,604 offset by a $421,300 forgiveness of the Company’s Payroll Protection Program note payable offset in part by increases in interest expense and a loss from an unconsolidated entity.

Liquidity and Capital Resources

The Company currently generates revenues from sales and rentals of its digesters, the sale of replacement parts and from services. The Company's other known sources of capital are common and preferred stock offerings, proceeds from private placements, issuance of notes payable, convertible notes payable, and investments, loans and advances from related and unrelated parties and cash from future revenues.

We will require additional financing in order to execute our business expansion and development plans and will require additional financing in order to sustain substantial future business operations for an extended period of time. The Company does not yet have a history of financial profitability. For the year ended December 31, 2021, the Company had a consolidated net loss of $24,323,475, incurred a consolidated loss from operations of $18,516,674 and used net cash in consolidated operating activities of $6,846,192. As of December 31, 2021, consolidated total stockholders’ deficit amounted to $10,102,010, and the Company had a consolidated working capital deficit of $41,817,881 This working capital deficit includes the WVEDA nonrecourse bonds of $33,000,000 that are collateralized by the Facility and the membership interests in EWV for which the EWV has not met certain covenants, financial and otherwise, which is classified as a current liability. In addition, the Company had not met certain of its senior secured note's financial covenants as of December 31, 2021 amounting to $3,275,000 which has also been classified as current debt. Additionally, EWV has also defaulted on scheduled payments to a junior unsecured series of notes from EntsorgaFin S.p.A, ("EFin") a minority member of EWV, amounting to $1,254,696 as of December 31, 2021 which is classified as a current liability. The Company does not yet have a history of financial profitability. In February 2021 and during the fourth quarter of 2021 the Company raised net proceeds of $8,558,669 through an At-The-Market series and through an Equity Facility Line series of transactions. Subsequent to December 31, 2021, the Company received proceeds of $1,118,401 through the sales of common stock and warrants in a Private Investment In Public company transaction. There is no assurance that the Company will continue to raise sufficient capital or debt to sustain operations or to pursue other strategic initiatives or that such financing will be on terms that are favorable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Cash

As of December 31, 2021 and December 31, 2020, the Company had unrestricted cash balances of $180,381 and $2,403,859, respectively.

Borrowings and Debt

The table below presents borrowings as of December 31, 2021 and 2020.

	December 31, 2021		December 31, 2020

		Non-		Non-
	Current	Current	Current	Current
Demand note, line of credit	$1,500,000	$—	$1,498,975	$—
Advance from related party	935,000	—	935,000	—
Senior secured note	3,275,000	—	4,494,424	—
Payroll Protection Program note	—	—	327,678	93,622
Junior note due to related party	—	993,928	—	971,426
EntsorgaFin S.p.A notes payable	1,254,696	—	—	—
Note payable	100,000	—	—	100,000
Nonrecourse WV EDA senior secured bonds	33,000,000	—	2,860,000	28,476,359
Long term debts, remaining balances	3,820	—	4,380	3,820
Total Notes, Bonds, Debts and Borrowings	$40,068,516	$993,928	$10,120,457	$29,645,227

Contractual Maturities, as adjusted for non-compliance with terms or covenants, of Demand Note, Promissory Notes Payable, Notes Payable, Advances, and Long-Term Debts as of December 31, 2021, excluding discounts and deferred finance costs, are as follow:

					2026 and
	2022	2023	2024	2025	thereafter	Total
Demand note, line of credit	$1,500,000	$—	$—	$—	$—	$1,500,000
Advance from related party	935,000	—	—	—	—	935,000
Senior secured note	3,275,000	—	—	—	—	3,275,000
Junior note due to related party	—	—	1,044,477	—	—	1,044,477
EntsorgaFin S.p.A notes payable	1,254,696	—	—	—	—	1,254,696
Note Payable	100,000	—	—	—	—	100,000
Nonrecourse WVEDA senior secured bonds	33,000,000	—	—	—	—	33,000,000
Long term debts, remaining balances	3,820	—	—	—	—	3,820
Total Maturities by Year	$40,068,516	$—	$1,044,477	$—	$—	$41,112,993

Cash Flows

Cash flows used in operating activities —  Cash used in operating activities for the year ended December 31, 2021 of $6,846,192 decreased by $1,912,014 (22%) from $8,758,207 for the year ended December 31, 2020. For the year ended December 31, 2021, the net loss of $24,323,475 was offset by non-cash impairments of $11,704,488, depreciation and amortization of $2,012,344, interest resulting from amortization of financing costs and discount of $2,178,007 and other net non-cash adjustments to reconcile net loss of $176,305 and a source of cash of $1,406,139 resulting from changes in operating assets and liabilities. For the year ended December 31, 2020, the net loss of $15,741,839 was offset by non-cash impairments of $975,420, depreciation and amortization of $2,307,495 and other net non-cash adjustments to reconcile net loss of $2,586,872 and a source of cash of $1,113,845 resulting from changes in operating assets and liabilities.

Cash flows used in investing activities — Cash used in investing activities for the year ended December 31, 2021 of $266,922 decreased by $749,728 (74%) from $1,016,650 for the year ended December 31, 2020. The decrease was primarily the result of a $650,000 investment in an affiliate entity in 2020 and a decrease in the costs deferred in MBT facility development costs of $118,554.

Cash flows from financing activities — Cash from activities for the year ended December 31, 2021 of $6,745,844 decreased by $4,393,781 (39%) from $11,139,625 for the year ended December 31, 2020. While the proceeds from common stock offerings were consistent between the years, during 2021 the Company repaid $1,725,000 on the Company’s senior debt and $83,450 on the Company’s notes payable to EntsorgaFin S.p.A., and in 2020, the Company had proceeds of $1,560,450 from the sale of preferred stock, $421,300 from a Payroll Protection Program note and net advances from a related party of $725,000.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Use of Estimates — The preparation of consolidated financial statements, in conformity with GAAP requires the extensive use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. Estimates are used when accounting for items and matters including, but not limited to, valuation of deferred tax assets, share based compensation, allowance for uncollectible accounts receivable, obsolete, slow moving and excess inventory, asset valuations, including intangibles, and contingencies.

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

When revenue is earned based on product sales, such as sales of digester equipment and parts, solid recovered fuel and recycled materials, the Company’s performance obligations are satisfied at the point in time when products are shipped to the customer, which is when the customer has title and control. Therefore, the Company’s contracts have a single performance obligation (shipment of product). The Company primarily receives fixed consideration for sales of products. When revenue is earned on services, such as  digester maintenance and repair services fees are recognized over the period the services are performed based on service milestones.

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

Recently Issued Accounting Standards

The Company has not implemented any recent accounting standards during the year ended December 31, 2021.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40). The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity's own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. This guidance is effective as of January 1, 2022 (Early adoption was permitted effective January 1, 2021). The Company is currently evaluating the effect the updated standard will have on its financial position, results of operations or financial statement disclosure.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (the Company’s principal executive officer) and Chief Financial Officer (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that due to the material weakness discussed below, the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2021, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended and determined there to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Because of our limited operations, many of our controls have not been formalized and evidence of the performance of those controls is limited, additionally, we have a small number of employees which prohibits a segregation of duties, which result in a material weakness over disclosure controls and procedures, as well as internal control over financial reporting. During 2021 the Company had limited access to sufficient resources within the accounting function, which restricted the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. We expect to add additional resources as we grow and expand our overall operations. However, there can be no assurance that our operations will expand.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

On April 14, 2022, the Company was notified by Nasdaq that that it is not in compliance with Nasdaq Listing Rule 5250(f).1in that the Company failed to pay its annual listing fee in the amount of $59,500.  If the Company does not appeal Nasdaq’s determination by April 21, 2022, trading in the Company’s common stock will be halted and Nasdaq will delist the common stock on April 25, 2022.  The Company plans to appeal the determination and pay the appeal fee of $10,000 prior to that date which will stay the suspension and delisting of the common stock.  The Company plans to pay the annual fee and regain compliance with Nasdaq’s listing rules.

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

3.3	Certificate of Amendment to Certificate of Incorporation dated December 6, 2021 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 10, 2021).
3.4	Bylaws (previously filed as Exhibit 3.2 of the Registration Statement on Form S-1 filed on November 7, 2013 and incorporated herein by reference).
3.5	Certificate of Formation of Bio Hi Tech America, LLC (previously filed as Exhibit 3.3 of the Current Report on Form 8-K filed on August 11, 2015 and incorporated herein by reference).
3.6

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
10.40

At Market Issuance Sales Agreement by and between BioHiTech Global, Inc. and B. Riley Securities, Inc. dated February 19, 2021 (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on February 22, 2021)

10.41

Common Stock Purchase Agreement, dated as of September 23, 2021, between BioHiTech Global, Inc. and Keystone Capital Partners, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 24, 2021).

10.42

Registration Rights Agreement between the Company and Keystone Capital Partners, LLC, dated September 23, 2021 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 24, 2021).

10.43	Form of Securities Purchase Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2022).
10.44	Form of Placement Agency Agreement dated January 21, 2027 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 26, 2022).
10.45	Form of Registration Rights Agreement dated January 21, 2027 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 26, 2022).
10.45	Form of Common Stock Purchase Warrant (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 26, 2022).
10.46	Form of Agreement of Purchase and Sale Biorenewable Technologies, Inc.. dated February 28, 2022 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 4, 2022).

10.47	Form of Sale and Purchase of Entire Share Capital of Harp Electric Eng. Limited dated February 28, 2022 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 4, 2022).
14.1	Code of Business Conduct and Ethics (previously filed as Exhibit 14.1 on the Annual Report on Form 10-K filed on March 29, 2017 and incorporated herein by reference).
21.1	List of Subsidiaries.*
23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm*
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.*
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

101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Schema Document.*
101.CAL	Inline XBRL Calculation Linkbase Document.*
101.DEF	Inline XBRL Definition Linkbase Document.*
101.LAB	Inline XBRL Label Linkbase Document.*
101.PRE	Inline XBRL Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2022
RENOVARE ENVIRONMENTAL, INC.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

April 15, 2022	/s/ Nicholaus Rohleder
Name: Nicholaus Rohledger
Title: Interim Chairman of the Board

April 15, 2022	/s/ Anthony Fuller
Name: Anthony Fuller
Title: Chief Executive Officer, Director (Principal Executive Officer)

April 15, 2022	/s/ Brian C. Essman
Name: Brian C. Essman
Title: Chief Financial Officer and Treasurer (Principal Financial Officer)

April 15, 2022	/s/ Robert A. Graham
Name: Robert A. Graham
Title: Director

April 15, 2022	/s/ Harriet Hentges
Name: Harriet Hentges
Title: Director

April 15, 2022	/s/ Walter Littlejohn
Name: Walter Littlejohn
Title: Director

Renovare Environmental, Inc. and Subsidiaries

(formerly BioHiTech Global, Inc.)

Renovare Environmental, Inc. and Subsidiaries, formerly BioHiTech Global, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2021	2020
Revenue
MBT (related party)	$1,409,356	$1,878,107
Rental, service and maintenance	2,297,944	1,607,519
Equipment sales	8,640,229	2,268,647
Management advisory and other fees (related party)	—	124,380
Total revenue	12,347,529	5,878,653
Operating expenses
MBT processing	3,351,997	3,571,314
Rental, service and maintenance	1,352,335	856,751
Equipment sales	5,729,313	1,224,185
Selling, general and administrative	6,713,726	8,620,129
Impairment and abandonments	11,704,488	975,420
Depreciation and amortization	2,012,344	2,307,033
Total operating expenses	30,864,203	17,554,832
Loss from operations	(18,516,674)	(11,676,179)
Other (income) expenses
Interest (income)	(691)	(17,848)
Interest expense	6,192,314	4,083,508
(Gain) on sales of Fixed Assets	(8,957)	—
PPP Loan forgiveness	(421,300)	—
Loss from unconsolidated entity	45,435	—
Total other expenses, net	5,806,801	4,065,660
Net loss	(24,323,475)	(15,741,839)
Net loss attributable to non-controlling interests	(2,726,477)	(4,204,916)
Net loss attributable to Parent	(21,596,998)	(11,536,923)
Other comprehensive income
Foreign currency translation adjustment	11,273	(100,676)
Comprehensive loss	$(21,585,725)	$(11,637,599)

Net loss attributable to Parent	$(21,596,998)	$(11,536,923)
Preferred stock dividends	(708,363)	(785,322)
Deemed dividend on down round feature	(1,455,661)	(21,738)
Net loss - common shareholders	(23,761,022)	(12,343,983)
Net loss per common share - basic and diluted	$(0.86)	$(0.62)
Weighted average number of common shares outstanding - basic and diluted	27,731,896	19,935,446

See accompanying notes to consolidated financial statements.

Renovare Environmental, Inc. and Subsidiaries, formerly BioHiTech Global, Inc.

Consolidated Balance Sheets

	December 31,
	2021	2020
Assets
Current Assets
Cash	$180,381	$2,403,859
Restricted cash	3,764,652	1,884,691
Accounts receivable, net of allowance for doubtful accounts of $183,729 and $151,459 as of December 31, 2021 and 2020, respectively (related entity $461,674 and $206,352 as of December 31, 2021 and 2020, respectively)	1,247,868	1,574,047
Inventory	647,760	695,110
Prepaid expenses and other current assets	119,273	184,274
Total Current Assets	5,959,934	6,741,981
Restricted cash	2,584,099	2,607,945
Equipment on operating leases, net	924,769	1,311,755
MBT facility, equipment, fixtures and vehicles, net	30,955,155	35,946,225
Operating lease right of use assets	1,186,241	1,266,047
License and capitalized MBT facility development costs	—	8,072,471
Investment in unconsolidated entity	665,867	711,302
Other assets	60,306	28,699
Total Assets	$42,336,371	$56,686,425
Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities
Line of credit, net of financing costs of $1,025 as of December 31, 2020	$1,500,000	$1,498,975
Advances from related parties	935,000	935,000
Accounts payable (related party $552,042 and $294,040 as of December 31, 2021 and 2020, respectively)	4,133,637	2,492,606
Accrued interest payable	1,410,568	1,279,018
Accrued expenses and liabilities	1,314,261	2,515,724
Deferred revenue	247,402	138,961
Customer deposits	603,431	1,802,725
Notes payable to EntsorgaFin S.p.A (related party)	1,254,696	—
Senior Secured Note, net of financing costs of $62,777 and unamortized discounts of $442,799 as of December 31, 2020	3,275,000	4,494,424
Current portion of nonrecourse WV EDA Senior Secured Bonds payable, net of financing costs of $1,663,641 as of December 31, 2020	33,000,000	2,860,000
Note Payable	100,000	—
Current portion of long term debt and Payroll Protection Program Loan	3,820	332,058
Total Current Liabilities	47,777,815	18,349,491
Junior note due to related party, net of unamortized discounts of $50,549 and $73,051 as of December 31, 2021 and 2020, respectively	993,928	971,426
Accrued interest (related party)	2,070,324	1,807,857
Nonrecourse WV EDA Senior Secured Bonds portion, and financing costs of $1,663,641 as of December 31, 2020	—	28,476,359
Payroll Protection Program Loan, net of current portion	—	93,622
Note Payable	—	100,000
Non-current lease liabilities	1,119,754	1,216,861
Liabilities to non-controlling interests to be settled in subsidiary membership units	—	1,585,812
Long-term debt, net of current portion	—	3,820
Total Liabilities	51,961,821	52,605,248
Series A redeemable convertible preferred stock, 333,401 shares designated and issued, and 95,312 and 125,312 outstanding as of December 31, 2021 and 2020, respectively	476,560	626,553
Commitments and Contingencies (Note 17)
Stockholders’ (Deficit) Equity

Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 3,209,210 designated; 1,936,214 and 1,936,214 issued; 540,064 and 848,292 outstanding, including Sr. A redeemable preferred stock, which is excluded from permanent equity, as of December 31, 2021 and 2020, respectively:

Series B Convertible preferred stock, 1,111,200 shares designated; 428,333 shares issued; no shares outstanding as of December 31, 2021 and 2020	—	—
Series C Convertible preferred stock, 1,000,000 shares designated; and 427,500 shares issued and outstanding as of December 31, 2021 and 2020	3,050,142	3,050,142
Series D Convertible preferred stock, 20,000 shares designated; 18,850 shares issued; 6,250 and 17,350 outstanding as of December 31, 2021 and 2020, respectively	500,390	1,365,696
Series E Convertible preferred stock, 714,519 shares designated; 714,519 shares issued; none and 264,519 outstanding as of December 31, 2021 and 2020	—	698,330
Series F Convertible preferred stock, 30,090 shares designated; 13,611 shares issued; 11,002 and 13,611 outstanding as of December 31, 2021 and 2020	1,218,447	1,507,408
Common stock, $0.0001 par value, 50,000,000 shares authorized, 30,531,145 and 23,354,130 shares issued and outstanding as of December 31, 2021 and 2020, respectively	3,053	2,334
Additional paid in capital	77,317,895	64,371,007
Accumulated deficit	(92,059,396)	(68,537,145)
Accumulated other comprehensive (loss)	(132,541)	(143,814)
Stockholders’ (deficit) equity attributable to Parent	(10,102,010)	2,313,958
Stockholders’ equity attributable to non-controlling interests	—	1,140,666
Total Stockholders’ (Deficit) Equity	(10,102,010)	3,454,624
Total Liabilities and Stockholders’ (Deficit) Equity	$42,336,371	$56,686,425

See accompanying notes to consolidated financial statements.

Renovare Environmental, Inc. and Subsidiaries, formerly BioHiTech Global, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020
Cash flows used in operating activities:
Net loss	$(24,323,475)	$(15,741,839)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	2,012,344	2,307,495
Provision for bad debts	55,000	151,459
Share based employee and vendor compensation	426,321	1,481,668
Fees paid in stock and warrants	—	359,137
Interest resulting from amortization of financing costs and discounts	2,178,007	503,985
Loss from unconsolidated entity	45,435	—
(Gain)Loss from sales of fixed assets	(8,957)	—
PPP Loan Forgiveness	(421,300)	—
Amortization of operating lease right of use assets	79,806	90,623
Impairment and abandonments	11,704,488	975,420
Changes in operating assets and liabilities	1,406,139	1,113,845
Net cash used in operating activities	(6,846,192)	(8,758,207)

Cash flows used in investing activities:
Purchases of equipment, fixtures and vehicles	(246,366)	(223,583)
Refund of deposit	—	5,000
Proceeds from sale of fixed assets	8,957	—
Investment in unconsolidated entity	—	(650,000)
MBT facility development costs incurred	(29,513)	(148,067)
Net cash used in investing activities	(266,922)	(1,016,650)

Cash flows from financing activities:
Proceeds from common stock issuance, net of offering costs	8,558,669	8,437,480
Proceeds from the sale of Series F convertible preferred stock units	—	1,560,450
Proceeds from Payroll Protection Program loan	—	421,300
Payments of senior secured note	(1,725,000)	—
Payments of EntsorgaFin S.p.A. notes payable	(83,450)	—
Payments of long-term debt	(4,375)	(4,605)
Advance from related party, net	—	725,000
Net cash provided by financing activities	6,745,844	11,139,625
Effect of exchange rate on cash	(93)	(5,225)
Net change in cash (restricted and unrestricted)	(367,363)	1,359,543
Cash - beginning of period (restricted and unrestricted)	6,896,495	5,536,952
Cash - end of period (restricted and unrestricted)	$6,529,132	$6,896,495

Note 21 includes supplemental cash flow information, non-cash investing and financing activities and changes in operating assets and liabilities.

See accompanying notes to consolidated financial statements.

Renovare Environmental, Inc. and Subsidiaries, formerly BioHiTech Global, Inc.

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

Statement of Stockholders’ Equity Attributable to Parent for the Years Ended December 31, 2021 and 2020:
							Additional	Accumulated
	Preferred Stock				Common Stock		Paid in	Comprehensive	Accumulated
	Shares		Amount		Shares	Amount	Capital	Other Loss	Deficit	Total
Balance at January 1, 2020	710,869		5,253,734		17,300,899	1,730	53,714,402	(43,138)	(56,902,585)	2,024,143
Underwritten issuance of common stock, net of costs	—				5,232,500	523	8,436,957	—	—	8,437,480
Conversion of Series A preferred stock, and payment of accrued dividends in common stock	—		—		59,639	6	107,344	—	—	107,350
Conversion of Series D preferred stock, and payment of unaccrued dividends in common stock	(1,500)		(139,566)		91,328	9	153,945	—	(14,388)	—
Series F preferred stock issuance	13,611		1,507,408		—	—	53,042	—	—	1,560,450
Share-based employee and director compensation	—		—		132,400	13	1,481,655	—	—	1,481,668
Payments in common stock and warrants to vendors and creditors	—		—		141,259	14	359,123	—	—	359,137
Preferred stock dividends paid in common stock	—		—		23,801	2	42,838	—	—	42,840
Deemed dividend on down round feature	—		—		—	—	21,738	—	(21,738)	—
Warrants exercised	—		—		372,304	37	(37)	—	—	—
Preferred stock dividends	—		—		—	—	—	—	(61,511)	(61,511)
Foreign currency translation adjustment	—		—		—	—	—	(100,676)	—	(100,676)
Net loss	—		—		—	—	—	—	(11,536,923)	(11,536,923)
Balance at December 31, 2020	722,980		6,621,576		23,354,130	2,334	64,371,007	(143,814)	(68,537,145)	2,313,958
Common stock sold (ATM), net of offering costs	—		—		3,416,663	342	6,895,276	—	—	6,895,618
Common stock issued under (Equity Facility), net of offering costs	—		—		1,784,051	179	1,662,872	—	—	1,663,051
Common stock issued to employee under restricted stock units and vendor for services rendered	—		—		325,168	33	157,638	—	—	157,671
Warrants exercised	—		—		148,471	15	(15)	—	—	—
Sr. A preferred stock conversion, dividend payments of $79,144 in common stock and accrual (Sr. A preferred is not included in equity preferred shares)	(30,000)	(a)	(150,000)	(a)	127,324	13	229,162	—	(44,408)	184,767
Sr. C preferred stock dividend payment	—		—		44,577	5	80,233	—	(80,238)	—
Sr. D preferred stock conversion and dividend payments of $237,785 in common stock	(11,100)		(865,306)		749,321	74	1,104,017	—	(238,785)	—
Sr. E preferred stock conversion	(264,519)		(698,330)		264,519	26	698,304	—	—	—
Sr. F preferred conversion and dividend payments of $106,161 in common stock	(2,609)		(288,961)		316,921	32	395,090	—	(106,161)	—
Share-based employee and director compensation	—		—		—	—	268,650	—	—	268,650
Deemed dividend resulting from down round adjustment in warrant exercise and preferred stock conversion pricing	—		—		—	—	1,455,661	—	(1,455,661)	—
Net loss	—		—		—	—	—	—	(21,596,998)	(21,596,998)
Foreign currency translation adjustment	—		—		—	—	—	11,273	—	11,273
Balance at December 31, 2021	444,752		$4,768,979		30,531,145	$3,053	$77,317,895	$(132,541)	$(92,059,396)	$(10,102,010)

(a)	Series A preferred stock is excluded from permanent equity and accordingly, while presented in the preferred stock section of this statement, is excluded from equity totals as of January 1, 2020, December 31, 2020 and December 31, 2021.

Statement of Stockholders’ Equity Attributable to Non-Controlling Interests in Consolidated Subsidiaries for the Years Ended December 31, 2021 and 2020:
	Non-Controlling	Accumulated
	Equity Interest	Deficit	Total
Balance at January 1, 2020	$8,079,585	$(2,734,003)	$5,345,582
Net loss	—	(4,204,916)	(4,204,916)
Balance at December 31, 2020	8,079,585	(6,938,919)	1,140,666
Membership units issued to non-controlling members	1,918,946	—	1,918,946
Membership units assigned to Renovare by non-controlling member	(333,135)	—	(333,135)
Net loss	—	(2,726,477)	(2,726,477)
Balance at December 31, 2021	$9,665,396	$(9,665,396)	$—

See accompanying notes to consolidated financial statements.

Renovare Environmental, Inc. and Subsidiaries, formerly BioHiTech Global, Inc.

Notes to Consolidated Financial Statements

As of and for the Years Ended December 31, 2021 and 2020

Note 1.   Basis of Presentation and Going Concern

Nature of Operations - Renovare Environmental, Inc., formerly known as BioHiTech Global, Inc. (the “Company” or “Renovare”) through its wholly-owned and controlled subsidiaries, provides cost-effective and sustainable environmental management solutions.

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

Subsequent to December 31, 2021, the Company commenced an operational and strategic review of Entsorga West Virginia LLC (“EWV”) and its facility based MBT operations in Martinsburg, West Virginia (the “Facility”) that resulted in a decision to pause production operations to allow for reducing losses and cash requirements from the Facility. The Facility was evaluated for impairment as of December 31, 2021, prior to the initiation and continuing review of the Facility, through which the Company concluded that the Facility was not impaired.

Since March 2020, when the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, as well as those from new strains of the virus. The Company  monitors the near term and longer term impacts of COVID-19 and any related business and travel restrictions and other changes intended to reduce its spread, and its impact on operations, financial position, cash flows, inventory, supply chains, purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. Due to the nature of the pandemic, while presently the level of the pandemic is low, the magnitude and duration of the pandemic and its impact on the Company’s operations, liquidity and financial performance may depend on certain developments, including duration, spread and reemergence of the outbreak, its impact on our customers, supply chain partners and employees, and the range of governmental and community reactions to the pandemic.

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

As of December 31, 2021 and 2020, the Company's active wholly-owned subsidiaries were BioHiTech America, LLC, BioHiTech Europe Limited, BHT Financial, LLC and E.N.A. Renewables LLC, and its controlled subsidiary was Refuel America LLC (68.2% and 60%, respectively) and its wholly-owned subsidiaries Apple Valley Waste Technologies Buyer, Inc., Apple Valley Waste Technologies, LLC, New Windsor Resource Recovery LLC and Rensselaer Resource Recovery LLC and its controlled subsidiary Entsorga West Virginia LLC (“EVW”) (93.5% and 88.7%, respectively). As each of these subsidiaries operate as environmental-based service companies, we did not deem segment reporting necessary.

Renovare Environmental, Inc. and Subsidiaries, formerly BioHiTech Global, Inc.

Notes to Consolidated Financial Statements

As of and for the Years Ended December 31, 2021 and 2020

Going Concern and Liquidity - For the year ended December 31, 2021, the Company had a consolidated net loss of $24,323,475, incurred a consolidated loss from operations of $18,516,674 and used net cash in consolidated operating activities of $6,846,192. As of December 31, 2021, consolidated total stockholders’ deficit amounted to $10,102,010, and the Company had a consolidated working capital deficit of $41,817,881 This working capital deficit includes the WVEDA nonrecourse bonds of $33,000,000 that are collateralized by the Facility and the membership interests in EWV for which the EWV has not met certain covenants, financial and otherwise, which is classified as a current liability. In addition, the Company had not met certain of its senior secured note's financial covenants as of December 31, 2021 amounting to $3,275,000 which has also been classified as current debt. Additionally, EWV has also defaulted on scheduled payments to a junior unsecured series of notes from EntsorgaFin S.p.A, ("EFin") a minority member of EWV,amounting to $1,254,696 as of December 31, 2021 which is classified as a current liability. The Company does not yet have a history of financial profitability. In February 2021 and during the fourth quarter of 2021 the Company raised net proceeds of $8,558,669 through an At-The-Market series and through an Equity Facility Line series of transactions. Subsequent to December 31, 2021, the Company received proceeds of $1,118,401 through the sales of common stock and warrants in a Private Investment In Public company transaction. There is no assurance that the Company will continue to raise sufficient capital or debt to sustain operations or to pursue other strategic initiatives or that such financing will be on terms that are favorable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2.   Summary of Significant Accounting Policies

Recent Accounting Pronouncements — The Company has not implemented any recent accounting pronouncements during the year ended December 31, 2021.

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

Renovare Environmental, Inc. and Subsidiaries, formerly BioHiTech Global, Inc.

Notes to Consolidated Financial Statements

As of and for the Years Ended December 31, 2021 and 2020

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40). The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity's own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. This guidance is effective as of January 1, 2022 (Early adoption was permitted effective January 1, 2021). The Company is currently evaluating the effect the updated standard will have on its financial position, results of operations or financial statement disclosure.

There have been no other recent accounting pronouncements or changes in accounting pronouncements that have been issued but not yet adopted that are of significance, or potential significance, to the Company.

Use of Estimates — The preparation of consolidated financial statements, in conformity with GAAP requires the extensive use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. Estimates are used when accounting for items and matters including, but not limited to, valuation of deferred tax assets, share based compensation, allowance for uncollectible accounts receivable, obsolete, slow moving and excess inventory, asset valuations, including intangibles,and contingencies.

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

Renovare Environmental, Inc. and Subsidiaries, formerly BioHiTech Global, Inc.

Notes to Consolidated Financial Statements

As of and for the Years Ended December 31, 2021 and 2020

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

The Company selected the practical expedient not to separate non-lease components from lease components. The Company recognizes revenue from the rental of the digester units ratably on a monthly basis over the term of the lease, as it has determined that the rental agreements entered into in connection with its digester units qualify as operating leases, for which the Company is the operating lessor. In order to determine lease classification as operating, the Company evaluates the terms of the rental agreement to determine if the lease includes any of the following provisions which would indicate sales type lease treatment:

●	The lease transfers ownership of the underlying asset to the lessee by the end of the lease term,
●	The lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise,
●	The Lease term is for the major part of the remaining economic life of the underlying asset. However, if the commencement date falls at or near the end of the economic life of the underlying asset, this criterion shall not be used for purposes of classifying the lease,
●	The present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments equals or exceeds substantially all of the fair value of the underlying asset or
●	The underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term.

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

Buildings, Equipment, Fixtures and Vehicles, Including Equipment Leased to Others — Buildings, equipment, fixtures and vehicles, including equipment leased to others, is stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, as follows:

Years
MBT facility	30
MBT equipment	15
Equipment leased to others	5 - 7
Computer software and hardware	3 - 5
Vehicles	5
Furniture and fixtures	7 - 15

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

Renovare Environmental, Inc. and Subsidiaries, formerly BioHiTech Global, Inc.

Notes to Consolidated Financial Statements

As of and for the Years Ended December 31, 2021 and 2020

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

Shipping Costs — Shipping and handling charges are recorded gross in both the revenue and in cost of revenue and amounted to $195,008 and $94,152 for the years ended December 31, 2021 and 2020, respectively.

Advertising — The Company expenses advertising costs as incurred. Advertising expense amounted to $188,375 and $178,529 for the years ended December 31, 2021 and 2020, respectively.

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

Renovare Environmental, Inc. and Subsidiaries, formerly BioHiTech Global, Inc.

Notes to Consolidated Financial Statements

As of and for the Years Ended December 31, 2021 and 2020

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

The Company’s potential dilutive instruments include convertible preferred stock, options, convertible debt and warrants. For the years ended December 31, 2021 and 2020, as the exercise price of the Company’s outstanding options and warrants was greater than the market price of our common shares those instruments were not dilutive. The following have excluded from the calculation of diluted loss per share as they are anti-dilutive for the years ended December 31:

	2021	2020
Restricted stock units	909,072	680,106
Convertible preferred shares	6,662,799	4,188,817
Total	7,571,871	4,868,923

Note 3.   Accounts Receivable, net

Accounts receivable consists of the following as of December 31:

	2021	2020
Accounts receivable	$1,431,597	$1,725,506
Less: allowance for doubtful accounts receivable	(183,729)	(151,459)
	$1,247,868	$1,574,047

Allowance for doubtful accounts activities are as follows for the years ended December 31:

	2021	2020
Balance at beginning of year	$(151,459)	$(170,038)
Provision for doubtful accounts	(54,913)	(146,916)
Amounts written off	22,643	165,495
Balance at end of year	$(183,729)	$(151,459)

Renovare Environmental, Inc. and Subsidiaries, formerly BioHiTech Global, Inc.

Notes to Consolidated Financial Statements

As of and for the Years Ended December 31, 2021 and 2020

Note 4.   Inventory

Inventory, comprised of finished goods and parts or assemblies, consist of the following as of December 31:

	2021	2020
Equipment	$122,037	$175,278
Parts and assemblies	525,723	519,832
	$647,760	$695,110

Note 5.   Equipment on Operating Leases, net

Equipment on operating leases consist of the following as of December 31:

	2021	2020
Leased equipment	$3,115,369	$3,066,359
Less: accumulated depreciation	(2,190,600)	(1,754,604)
Total Equipment on Operating Leases, net	$924,769	$1,311,755

The Company is a lessor of digester units under non-cancellable operating lease agreements expiring through March 2027. These leases generally have terms of three to five years and do not contain stated extension periods or options for the lessee to purchase the underlying assets. At the end of the leases, the lessee may enter into a new lease or return the asset, which would be available to the Company for releasing.

During the years ended December 31, 2021 and 2020, revenue under the agreements, which is included in rental, service and maintenance revenue, amounted to $1,346,291 and $1,353,263, respectively. During the years ended December 31, 2021 and 2020, depreciation expense amounted to $457,579 and $462,033, respectively.

The minimum future estimated contractual payments to be received under these leases as of December 31, 2021 is as follows:

2022	$983,523
2023	592,237
2024	307,124
2025	130,251
2026 and thereafter	41,839
$2,054,974

Note 6.   MBT facility, equipment, fixtures and vehicles, net

MBT facility, equipment, fixtures and vehicles, net consist of the following as of December 31:

	2021	2020
MBT facility	$27,491,859	$31,172,856
MBT equipment	7,676,527	7,579,059
Computer software and hardware	112,073	115,374
Furniture and fixtures	48,196	48,196
Vehicles	50,319	50,319
	35,378,974	38,965,804
Less: accumulated depreciation and amortization	(4,423,819)	(3,019,579)
Total MBT facility, equipment, fixtures and vehicles, net	$30,955,155	$35,946,225

Renovare Environmental, Inc. and Subsidiaries, formerly BioHiTech Global, Inc.

Notes to Consolidated Financial Statements

As of and for the Years Ended December 31, 2021 and 2020

In connection with an impairment review of the Martinsburg facility, which included the facility, equipment and intangible assets it was determined that an impairment existed and $3,728,504 of the impairment was allocated againt the MBT facility as an impairment expense in the accompanying consolidated statements of operations.

Note 7. MBT Facility Development and License Costs

MBT Facility Development and License Costs consist of the following as of December 31:

	2021	2020
MBT Projects
Rensselaer, NY - Survey, engineering and legal	$—	$383,771

Technology Licenses
Future site	—	6,019,200
Martinsburg, West Virginia, net of $220,500 of amortization as of December 31, 2020	—	1,669,500
Total Technology Licenses	—	7,688,700
Total MBT Facility Development and License Costs	$—	$8,072,471

MBT Facility Development Costs – During 2018, the Company commenced initial development of a project in Rensselaer, NY. During 2020, the Company has received local permits and has filed the required state permit applications, which underwent review by the New York State Department of Environmental Conservation ("NYSDEC"). On August 10, 2020 the NYSDEC, by letter, informed the Company that the application had been initially denied. The Company initially disagreed with this decision, and as is part of the process, exercised its right to appeal the NYSDEC findings. During the fourth quarter of 2021, the Company determined that it would not further pursue its appeal of the NYSDEC denial. During the year ended December 31, 2021, the Company recorded $413,284 as an impairment and abandonment expense in the accompanying consolidated statements of operations.

Technology License Agreement – Future Facility – On November 17, 2017, the Company acquired a fully paid technology agreement from EntsorgaFin S.p.A in exchange for common stock and cash totaling $6,019,200 (the “IPA”).The license was applicable to a future MBT project developed by the Company through an amended development agreement between EFin and Apple Valley Waste Conversions, LLC (“AVWC”), a subsidiary of the Company. Under the terms of the amended development agreement there were performance terms relating to the level of active projects and projects completed that the Company had not met. During 2021 the parties were negotiating a new development agreement and in November 2021 the parties were unable to conclude an agreement that was mutually acceptable to the parties. At such time, the Company evaluated the costs and long term impact of alternative paths to require EFin honor the IPA and concluded that it would abandon the IPA for the foreseeable future. During the year ended December 31, 2021, the Company recorded $6,019,200 as an impairment and abandonment expense in the accompanying consolidated statements of operations.

Technology License Agreement – Martinsburg, West Virginia - In connection with the 2018 acquisition accounting applied to Entsorga West Virginia acquisition, the License Agreement was valued at $1,890,000. During the years ending December 31, 2021 and 2020 amortization amounted to $126,000 and $126,000, respectively. In connection with an impairment review of the Martinsburg facility, which included the facility, equipment and intangible assets it was determined that an impairment existed and $1,543,500 of the impairment was allocated againt the technology license as an impairment expense in the accompanying consolidated statements of operations.

Note 8. Investment in East Shore Port Ventures LLC

On October 19, 2020, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) to purchase 49% of newly-issued membership interests (the “Interests”) of East Shore Port Ventures, LLC, a New York limited liability company (“East Shore”), a real estate limited liability company holding the leasehold interest in the Rensselaer, NY site that the Company abandoned in 2021. Pursuant to the Purchase Agreement, the Company purchased the Interests in consideration for $650,000 to East

Renovare Environmental, Inc. and Subsidiaries, formerly BioHiTech Global, Inc.

Notes to Consolidated Financial Statements

As of and for the Years Ended December 31, 2021 and 2020

Shore and warrants (the “Warrants”) to purchase an aggregate of 100,000 shares of the Company’s common stock, par value $0.0001 per share issued to East Shore’s existing members. The five-year warrants were valued at $61,302 utilizing the Black Scholes Model utilizing a risk free rate of 0.32%, volatility of 55.17% and a dividend rate of 0%. The value of the warrants has been included in the carrying cost of the investment. The investment is carried utilizing the equity method of accounting on a three month lag. For the period from acquisition through September 30, 2021 the Company recognized a loss of $45,435.

Note 9. Intangibles Assets, net

Other assets, as of December 31, 2021 and 2020, include net digester distribution agreements amounting to $0 and $20,199, respectively. During the years ended December 31, 2021 and 2020, amortization expense, included in depreciation and amortization of operating expenses, amounted to $20,199 and $21,225, respectively.

Note 10. Goodwill

During the year ended December 31, 2020, the $58,000 goodwill resulting from the Entsorga West Virginia, LLC (“EWV”) acquisition on December 14, 2018 was determined to be impaired and was written down to zero.

Note 11. Line of Credit, Promissory Notes Payable, Notes Payable, Advances, and Long-Term Debts

Line of Credit, Promissory Notes Payable, Notes Payable, Advances, and Long-Term Debts consist of the following:

	December 31, 2021		December 31, 2020

		Non-		Non-
	Current	Current	Current	Current
Demand note, line of credit	$1,500,000	$—	$1,498,975	$—
Advance from related party (See Note 19 Related Parties)	935,000	—	935,000	—
Senior secured note	3,275,000	—	4,494,424	—
Payroll Protection Program note	—	—	327,678	93,622
Junior note due to related party	—	993,928	—	971,426
EntsorgaFin S.p.A notes payable	1,254,696	—	—	—
Note payable	100,000	—	—	100,000
Nonrecourse WV EDA senior secured bonds	33,000,000	—	2,860,000	28,476,359
Long term debts, remaining balances	3,820	—	4,380	3,820
Total Notes, Bonds, Debts and Borrowings	$40,068,516	$993,928	$10,120,457	$29,645,227

Line of Credit Demand Note — On February 2, 2018, the Company’s subsidiary, BHT Financial, LLC (“BHTF”) entered into a new Credit Agreement (the “Credit Agreement”) and a Master Revolving Note (the “Note”) with Comerica that provides for a facility of up to $1,000,000, secured by the assets of BHTF. The Credit Agreement and Note were amended on November 9, 2018 to increase the facility to $1,500,000. The Note does not have any financial covenants, carries interest at the rate of 3%, plus either the Comerica prime rate or a LIBOR-based rate, 5.0% as of December 31, 2021 and 2020 and initially matured on January 1, 2020, which was subsequently extended to March 31, 2020 and June 30, 2020. The note was amended into a master revolving demand note on June 30, 2020. The note is secured by the assets of BHTF and is personally guaranteed by Frank E. Celli,  the former Chairman of the Board and James C. Chambers, a former director.

As of December 31, 2021, the $1,500,000 balance outstanding is presented net of $2,050 in fully amortized issuance costs associated with the financing. As of December 31, 2020, the $1,500,000 balance outstanding is presented net of $2,050 in issuance costs associated with the financing, net of $1,025 in amortization. Amortization is calculated on the effective interest method, which is included in interest expense in the accompanying consolidated statements of operations and comprehensive loss.

Michaelson Senior Secured Term Promissory Financing – On February 2, 2018, the Company and several of the Company’s wholly-owned subsidiaries entered into and consummated a Note Purchase and Security Agreement (the “Purchase Agreement”) with Michaelson Capital Special Finance Fund II, L.P. (“ MCSFF ”) to issue a senior secured term promissory note in the principal amount of $5,000,000 (the “Note”). The Note is not convertible and accrues interest at the rate of 10.25% per annum. The Note provides for

Renovare Environmental, Inc. and Subsidiaries, formerly BioHiTech Global, Inc.

Notes to Consolidated Financial Statements

As of and for the Years Ended December 31, 2021 and 2020

certain financial covenants that were not met as of December 31, 2021 and December 31, 2020. The Note is to be repaid in eight, equal, quarterly installments of $625,000 commencing on May 15, 2021 and ending February 2, 2023 (the “Maturity Date”). Additionally, the Note is secured by a general security interest in all of the Company’s assets as well all of the assets of the Company’s subsidiaries, excluding those of Entsorga West Virginia LLC which is subject to superior security interests relating to the Entsorga West Virginia LLC WVEDA bonds. Further, Frank E. Celli, the former Chairman of the Board, guaranteed a portion of the Company’s obligations to MCSFF. In connection with the issuance of the Note, the Company issued MCSFF 320,000 shares of the Registrant’s common stock, par value $0.0001 per share.

As of December 31, 2021 and 2020, the carrying balance of the Note is comprised of:

	2021	2020
Notes outstanding	$3,275,000	$5,000,000
Common stock bifurcation	(1,212,121)	(1,212,121)
Accumulated amortization of common stock bifurcation	1,212,121	769,322
Deferred financing costs incurred	(211,187)	(211,187)
Accumulated amortization of deferred financing costs	211,187	148,410
Carrying amount of notes	$3,275,000	$4,494,424

Amortization is computed on the effective interest method and included in interest expense in the accompanying consolidated statements of operations and comprehensive loss. On February 17, 2022 the Company and MCSFF entered into a forbearance agreement that provided that the quarterly repayment due on February 15, 2022 of $625,000 be deferred until March 8, 2022 and subsequently on March 15, 2022 and April 8, 2022 amended the forbearance agreement extending the payment date to April 15, 2022. As of December 31, 2021, the Company did not receive a waiver for non-compliance with certain financial covenants and has recognized the entire amount of the note as a current liability and the unamortized bifurcation and deferred costs have been recognized.

Note Payable under Payroll Protection Program - On May 13, 2020 BioHiTech America, LLC, a subsidiary of the Company, was funded $421,300 under the Payroll Protection Program ("PPP") through Comerica Bank. The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") and is administered by the U.S. Small Business Administration. The PPP Loan was non-collateralized and had no guarantees, had a two-year term and carried interest at an annual interest rate of 1%. Monthly principal and interest payments are deferred for six months, and the maturity date was initially May 13, 2022. Under the terms of the CARES Act PPP, upon the Company’s application for forgiveness, on September 20, 2021 the entire amount of the PPP loan was forgiven. During the year ended December 31, 2021, the forgiveness has been recognized as a gain in other income loss in the accompanying statements of operations.

Junior Promissory Note – On February 2, 2018, the Company entered into a Securities Exchange and Note Purchase Agreement (the “Exchange Agreement”) with Frank E. Celli, the Company’s former Chairman of the Board, whereby Celli exchanged $4,500,000 in a note receivable from the Company and $544,777 in advances made to the Company for $4,000,000 of the Registrant’s Series C Convertible Preferred Stock, par value $0.0001 (the “Series C Preferred Stock”) and a junior promissory note (the “Junior Note”) amounting to $1,044,477, which is carried net of discounts amounting to $135,823, less associated amortization of $85,274 and $62,772 as of December 31, 2021 and 2020, respectively. The Junior Note, which is subordinated to the senior secured note, is not convertible, accrues interest at the rate of 10.25% per annum and matures on February 2, 2024.

EntsorgaFin S.p.A Notes Payable — On May 19, 2021 the Company’s subsidiary EWV executed a series of notes related to the settlement of a previously recognized claim (See Note 19 Commitments and Contingencies) with EFin, the parent company of Entsorga USA, Inc., a non-controlling member of the Company’s EWV subsidiary. The series of notes are comprised of 24 monthly notes of $41,725 bearing interest at 1% if not paid at maturity, of which 4 notes, totaling $166,900 are only payable if EFin successfully repairs certain equipment at the EWV facility. In addition to the 24 notes, there is a note for $253,296 (“Default Note”) that is only payable in the event of a default on the other notes due to EFin. The 24 monthly notes totaling $1,001,400 have been discounted at the rate of 6.6%, resulting in an initial net balance due of $917,421, which is the amount that the Company had previously accrued for the claims made. On November 1, 2021 EWV failed to repay the note then due; accordingly the default note and interest has been recognized as interest expense and all notes have been classified as currently due. As a result of a default in payment, the Default Note has been recognized as

Renovare Environmental, Inc. and Subsidiaries, formerly BioHiTech Global, Inc.

Notes to Consolidated Financial Statements

As of and for the Years Ended December 31, 2021 and 2020

a current liability and the discount on the notes originally recognized has been recognized, resulting in a total of $1,254,696 notes outstanding as of December 31, 2021.

Note Payable — As of December 31, 2021 and 2020, the $100,000 note, which was amended on July 27, 2020 to extend its maturity to January 1, 2022, carries interest at 10%. This note has not been paid at its maturity.

Long Term Debt — As of December 31, 2021 and 2020, the loan is collateralized by a service truck with interest of 4.99% with amortizing principal payment requirements through 2022.

Entsorga West Virginia, LLC Nonrecourse WVEDA Solid Waste Disposal Revenue Bonds — During 2016, Entsorga West Virginia LLC (the “Borrower”) was issued $25,000,000 in Nonrecourse Solid Waste Revenue Bonds from the West Virginia Economic Development Authority (the “WVEDA Bonds”). The WVEDA Bonds were issued in two series with one for $7,535,000 bearing interest at 6.75% per annum with a maturity date of February 1, 2026 and the second for $17,465,000 bearing interest at 7.25% per annum with a maturity of February 1, 2036. Both series were issued at par. The 2026 series was payable with interest-only payments through February 1, 2019 then annual payments of principal and semi-annual payments of interest through maturity. The 2036 series is payable with interest-only payments through February 1, 2019 then annual payments of principal and semi-annual payments of interest through maturity. Repayment of principal is by way of sinking fund.

During 2018, the 2016 Indenture Trust and Loan Agreement were amended and restated effective November 1, 2018. These amendments provided for a third series of non-recourse bonds amounting to $8,000,000 bearing interest at 8.75% per annum with a maturity date of February 1, 2036, with special event triggered pre-payment requirements. This series was issued at par. The 2036 series is payable with interest-only payments through February 1, 2020 then annual payments of principal and semi-annual payments of interest through maturity. Repayment is by way of sinking fund.

The outstanding balance of the WVEDA Bonds as of December 31, 2021 and 2020 is $33,000,000, which is presented net of unamortized debt issuance costs amounting to $2,207,759 as of December 31, 2021 and 2020, less associated amortization of $2,207,759 and $544,118 as of December 31, 2021 and 2020, respectively, which includes amortization prior to the Company’s control acquisition in 2018. Amortization is calculated on the effective interest method, which is included in interest expense in the accompanying consolidated statements of operations and comprehensive loss.

Renovare Environmental, Inc. and Subsidiaries, formerly BioHiTech Global, Inc.

Notes to Consolidated Financial Statements

As of and for the Years Ended December 31, 2021 and 2020

The loan agreement and indenture of trust place restrictions on the Borrower and its members regarding additional encumbrances on the property, disposition of the property, and limitations on equity distributions. The loan agreement also provides for financial covenants, which became effective on September 30, 2019. As of December 31, 2021 and 2020 the Company was not in compliance with all of the financial and other covenants and was in default on a principal repayments due in through February 2021. The Company and the and bond trustee have entered into a series forbearance agreements and amendments, most recently on November 15, 2021 with the bond trustee that provides, they will not accelerate the repayment of the bonds due to the defaults through October 1, 2022. During December 2021 EWV failed to make payments under the forbearance agreement and as described in Notes 1 and 21, subsequent to December 31, 2021, the Company commenced a review of its facility collateralizing WVEDA Bonds that resulted in a decision to pause production operations. As a result of the forbearance default, as of December 31, 2021, the Company has recognized the entire amount of the WVEDA Bonds as a current liability and the unamortized deferred costs have been recognized.

The future sinking fund contractual payments before the default described above by the Borrower as of December 31, 2021 are as follows:

	2016 Issue	2016 Issue	2018 Issue
Year Ending December 31,	2026 Series	2036 Series	2036 Series	Total
2022	$3,275,000	$—	$760,000	$4,035,000
2023	965,000	—	300,000	1,265,000
2024	1,030,000	—	330,000	1,360,000
2025	1,095,000	—	360,000	1,455,000
2026 and thereafter	1,170,000	17,465,000	6,250,000	24,885,000
Total	$7,535,000	$17,465,000	$8,000,000	$33,000,000

Renovare Environmental, Inc. and Subsidiaries, formerly BioHiTech Global, Inc.

Notes to Consolidated Financial Statements

As of and for the Years Ended December 31, 2021 and 2020

Contractual Maturities, as adjusted for non-compliance with terms or covenants, of Demand Note, Promissory Notes Payable, Notes Payable, Advances, and Long-Term Debts as of December 31, 2021, excluding discounts and deferred finance costs, are as follow:

					2026 and
	2022	2023	2024	2025	thereafter	Total
Demand note, line of credit	$1,500,000	$—	$0	$—	$—	$1,500,000
Advance from related party	935,000	—	—	—	—	935,000
Senior secured note	3,275,000	—	—	—	—	3,275,000
Junior note due to related party	—	—	1,044,477	—	—	1,044,477
EntsorgaFin S.p.A notes payable	1,254,696	—	—	—	—	1,254,696
Note Payable	100,000	—	—	—	—	100,000
Nonrecourse WVEDA senior secured bonds	33,000,000	—	—	—	—	33,000,000
Long term debts, remaining balances	3,820	—	—	—	—	3,820
Total Maturities by Year	$40,068,516	$—	$1,044,477	$—	$—	$41,112,993

Note 12. Equity and Equity Transactions

The Company has 50,000,000 shares of its $0.0001 par common stock and 10,000,000 shares of blank check preferred stock authorized by its shareholders. As of December 31, 2021 and 2020, 30,531,145 and 23,354,130 shares of common stock have been issued, respectively; and 3,209,210 shares of preferred stock have been designated in five series of shares, which have a total of $1,913,135 in accumulated, but undeclared preferential dividends, as of December 31, 2021, as follows:

					Outstanding		Carrying Amount
			Stated	Conversion	December 31,		December 31,
	Designated	Issued	Value	Rate	2021	2020	2021	2020
Series A Convertible*	333,401	333,401	$5.00	$0.757	95,312	125,312	$476,560	$626,553
Series B Convertible	1,111,200	428,333	5.00	n.a.	—	—	—	—
Series C Convertible	1,000,000	427,500	10.00	0.757	427,500	427,500	3,050,142	3,050,142
Series D Convertible	20,000	18,850	100.00	0.757	6,250	17,350	500,390	1,365,696
Series E Convertible	714,519	714,519	2.64	2.640	—	264,519	—	698,330
Series F Convertible	30,090	13,611	115.00	0.757	11,002	13,611	1,218,447	1,507,408
Total preferred stock	3,209,210	1,936,214			540,064	848,292	$5,245,539	$7,248,129
Excluding Series A*	2,875,809	1,602,813			444,752	722,980	$4,768,979	$6,621,576

* Series A Convertible Preferred Stock is redeemable and according is classified in temporary equity in the accompanying consolidated balance sheets.

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

Renovare Environmental, Inc. and Subsidiaries, formerly BioHiTech Global, Inc.

Notes to Consolidated Financial Statements

As of and for the Years Ended December 31, 2021 and 2020

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

Under the agreements,  the Company  has the right, but not the obligation, from time to time at our sole discretion, over a period of up to 24 months beginning on the effective date of the Initial Registration Statement, to direct Keystone Capital Partners to purchase shares of Common Stock, by delivering written notice of such purchase to Keystone Capital Partners prior to the commencement of regular trading hours on The Nasdaq Capital Market on any trading day that we elect as the purchase date for such purchase, subject to certain limitations and conditions. The future purchase price per share for the shares of common stock that we elect to sell to Keystone Capital Partners, if any, will be determined by reference to the volume weighted average price of the Common Stock (“VWAP”) on the applicable purchase date for such purchase, less a fixed 5% discount to such VWAP.

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

Through December 31, 2021 activity under the Purchase Agreement was:

	Shares	Proceeds
Initial purchase	625,000	$750,000
Commitment shares	69,137	—
Additional shares issued under purchase agreement ranging from $1.04253 to $0.757 per share	1,089,914	1,030,810
Less:
Legal fees	—	(104,402)
Filing and other fees	—	(13,357)
	1,784,051	$1,663,051

As a result of the purchases under the Purchase Agreement, down-round adjustments of $1.20, $1.0425, $0.9943, $0.7602 and $0.7570 were reflected by certain preferred stock conversion rates and warrant exercise prices.

Effective January 26, 2022, the Purchase Agreement was terminated by the Company with no further placements through the termination date. In connection with the termination, the Company agreed to pay Keystone it’s remaining fee of 100,000 shares.

Renovare Environmental, Inc. and Subsidiaries, formerly BioHiTech Global, Inc.

Notes to Consolidated Financial Statements

As of and for the Years Ended December 31, 2021 and 2020

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

During March 2021, through a series of transactions, the Company sold 3,416,663 shares of its common stock under the Sales Agreement at an average price per share of $2.11.The net proceeds to the Company from the offering were:

Gross proceeds	$7,211,729
Less:
Agent’s fees	(216,388)
Legal fees	(80,671)
Accounting, filing and other fees	(19,052)
Net proceeds to the Company	$6,895,618

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

The net proceeds to the Company from the offering were:

Gross proceeds at $1.81 per share	$9,470,825
Less:
Underwriters’ fees	(852,374)
Legal fees	(139,033)
Accounting, filing and other fees	(41,938)
Net proceeds to the Company	$8,437,480

Other Common Stock Activity — During the years ended December 31, 2021 and 2020, the Company issued 137,000 and 141,259 shares of common stock, at market to vendors and creditors in place of cash payments or as part of the Company's initial agreements with the vendors.

Renovare Environmental, Inc. and Subsidiaries, formerly BioHiTech Global, Inc.

Notes to Consolidated Financial Statements

As of and for the Years Ended December 31, 2021 and 2020

Series A Redeemable Convertible Preferred Stock — Due to the existence of redemption features outside of the Company’s control, the stock is accounted for as temporary equity (accounting treatment similar to debt). Amortization of discounts and deferred issuance costs have been reflected as interest expense in the accompanying consolidated statements of operations and comprehensive loss. The Series A Redeemable Convertible Preferred Stock ("Sr. A PS") has a stated value of $10.00 per share and is convertible, at the holder’s option, into the Registrant’s common stock, par $0.0001, at an initial conversion price of $5.00 per share. As of December 31, 2021 the reset conversion rate was $0.757 per share of the Company's common stock

On March 30, 2018, the Company and holders of the Sr. A PS amended and restated to provide the holders with the option to redeem their shares anytime following the first anniversary if the Company consummates an equity financing in an amount equal to the stated value of the Sr. A PS, plus any and all accrued dividends. In addition, the dividend on the Sr. A PS was amended to nine percent (9%), the first dividend payment date was amended to June 30, 2018 and the conversion price, by the terms of the Certificate of Designation, was set at $4.50 per share of the Company's common stock. As of December 31, 2021, all warrants in connection with the Sr. A PS have been exercised in accordance with the terms of the warrants.

On July 30, 2020 a Sr. A PS holder converted, in accordance with the terms of the Sr. A PS, 20,000 shares of Sr. A PS into 55,556 shares of the Company's common stock. In connection with the conversion, the holder was also paid accrued dividends on the Sr. A PS through the conversion date amounting to $7,350 through the issuance of 4,083 shares of the Company's common stock.

On February 10, 2021 a holder of 30,000 Sr. A PS converted, in accordance with the terms of the Sr. A PS, 30,000 shares of Sr. A PS into 83,334 shares of the Company's common stock. In connection with the conversion, the holder was also paid accrued dividends on the Sr. A PS through the conversion date amounting to $18,504 through the issuance of 10,280 shares of the Company's common stock.

During the year ended December 31, 2021, the Company paid accrued dividends, excluding dividends paid upon conversion, amounting $79,181 through the issuance of 43,990 shares of common stock.

As of December 31, 2021 and 2020, the outstanding shares of Sr. A PS amounted to 95,312 and 125,312 with a stated value of $476,560 and $626,553 with the accrued dividends amounted to $51,375 and $86,149, respectively.

Series B Convertible Preferred Stock — All Series B Convertible Preferred Stock shares issued and accumulated dividends earned were converted prior to January 1, 2020.

Series C Convertible Preferred Stock — The Series C Convertible Preferred Stock ("Sr. C PS") has a stated value of $10.00 per share and is convertible, at the holder’s option, into the Company’s common stock, par $0.0001, at an initial conversion price of $4.75 per share. As of December 31, 2021 the reset conversion rate was $0.757 per share of the Company's common stock. The Sr. C PS is non-redeemable, has voting rights together with the common stock, par $0.0001, at the rate of 4 votes to 1 and accrues dividends at 10.25% of the stated value outstanding. As of December 31, 2021 and 2020, the Sr. C PS is comprised of $4,275,000 face value, less $556,283 warrant valuation and beneficial conversion features of $668,575 reflected in additional paid in capital.

On February 2, 2018, in connection with and as a condition precedent to the closing of the MCSFF Note, the Company entered into a Securities Exchange and Note Purchase Agreement (the “Exchange Agreement”) with Frank E. Celli, the Company’s former Chairman of the Board, whereby Celli exchanged $4,500,000 in a note receivable and $544,777 in advances made to the Company for $4,000,000 of the Company’s Sr. C PS and a junior promissory note (the “Junior Note”). The Junior Note, which is subordinated to the MCSFF Note, is not convertible, accrues interest at the rate of 10.25% per annum and matures on February 2, 2024. In connection with this transaction, the Company also issued Mr. Celli warrants to purchase 421,053 shares of Common Stock, initially exercisable at $5.50 per share which expire in five (5) years. The warrants for 421,053 shares of common stock were valued utilizing the Black Scholes modelling technique based on the date of issue, with a term of 5 years.

On March 23, 2018, the Company entered into another Securities Exchange Agreement with Frank J. Celli, the father of the Company’s former Chairman of the Board, whereby Frank J. Celli exchanged $275,000 in a note receivable from the Company for $275,000 of the Company’s Series C Preferred Stock. In connection with this transaction, the Company also issued Frank J. Celli warrants to purchase

Renovare Environmental, Inc. and Subsidiaries, formerly BioHiTech Global, Inc.

Notes to Consolidated Financial Statements

As of and for the Years Ended December 31, 2021 and 2020

28,948 shares of Common Stock, initially exercisable at $5.50 per share which expire in five (5) years. The warrants for 28,948 shares of common stock were valued utilizing the Black Scholes based on the date of issue, with a term of 5 years.

During the year ended December 31, 2021, the Company paid accumulated dividends amounting to $80,238 through the issuance of 44,577 shares of common stock to a holder of the Sr. C PS.

As of December 31, 2021 and 2020 the outstanding shares of Series C Preferred Stock amounted to 427,500 with a stated value of $4,275,000.

Series D Convertible Preferred Stock — On February 11, 2019 the Company filed a Certificate of Designation for 20,000 shares of Series D Convertible Preferred Stock that was amended on May 1, 2019 (“Sr. D CPS”). The Sr. D CPS is initially convertible into shares of the Company’s common stock at the price of $3.50 per share based on the Sr. D CPS’s stated value being converted. As of December 31, 2021 the reset conversion rate was $0.757 per share of the Company's common stock. Each share of the Sr. D CPS has a stated value of $100 and has dividends at the rate of 9% payable annually in arrears in cash or at the Company’s option, in common stock based upon the then in effect conversion price. The Sr. D CPS also has an alternative dividend provision based upon the cash flow distributed to the parent from the Company’s next MBT facility, excluding the plant in Martinsburg, West Virginia, (the “Next Facility”) based upon the Sr. D CPS proportional investment in the facility. The Sr. D CPS also has an alternative conversion based upon a multiple the annualized EBITDA of the Next facility converted at the higher of the conversion rate in effect or the market price of the Company’s common stock if higher.

During 2019, the Company received subscriptions and investments totaling $1,885,000, which were issued 18,850 shares of Sr D CPS. In addition to the Sr. D CPS, each holder received warrants to acquire 50% of the shares that the Sr. D CPS is convertible into with an initial exercise price of $3.50 per share and an expiration on the fifth year anniversary. A total of 269,296 five-year warrants with an exercise price of $3.50 were issued to the Sr. D CPS holders that were valued utilizing the Black-Scholes modelling technique based on the date of the investment. The allocated fair value of the warrants amounting to $190,299 has been reflected in additional paid in capital. In connection with the offering and issuance of the Sr D CPS, the holder of the Series A convertible preferred stock was issued 116,651 warrants in the form issued to the Sr D CPS holders. These warrants, which were reflected as a cost of issuing the Sr D CPS, were valued utilizing the Black-Scholes modelling technique based on the date of issuance.

On July 13, 2020, a Sr. D PS holder converted, in accordance with the terms of the Sr. D PS, 1,500 shares of Sr. D PS into 83,334 shares of the Company's common stock. In connection with the conversion, the holder was also paid accumulated dividends on the Sr. D PS through the conversion date amounting to $14,388 through the issuance of 7,994 shares of the Company's common stock.

In July 2020, two separate holders of the Sr. D PS requested, in accordance with the terms of the Sr. D PS, that accumulated dividends amounting to $17,840 be paid in 9,912 shares of the Company's common stock, which was issued on July 21, 2020.

During February and March of 2021, eleven holders of Sr. D PS converted, in accordance with the terms of the Sr. D PS, 11,100 shares of Sr. D PS into 619,600 shares of the Company's common stock. During the year ended December 31, 2021, the Company paid accumulated dividends to holders of the Sr. D PS, including in connection with conversions, amounting to $238,785 through the issuance of 129,721 shares of the Company's common stock.

During the year ended December 31, 2021, the Company recognized deemed dividends amounting to $328,098 related to the Sr. D PS as a result of down round adjustments to the Sr. D PS conversion rate. There were no down round adjustments during the year ended December 31, 2020.

As of December 31, 2021 and 2020 the outstanding shares of Sr. D PS amounted to 6,250 and 17,350 with a stated value of $625,000 and $1,735,000, respectively.

Series E Convertible Preferred Stock — On December 14, 2018, the Company consummated a transaction with Entsorga USA, Inc (“EUSA”). whereby EUSA agreed to sell, transfer and convey to the Company Two Thousand Six Hundred Seventy-Six and 60/100 (2,676.60) common membership units of Entsorga West Virginia LLC in consideration for 714,519 newly issued shares of stock of the

Renovare Environmental, Inc. and Subsidiaries, formerly BioHiTech Global, Inc.

Notes to Consolidated Financial Statements

As of and for the Years Ended December 31, 2021 and 2020

Company’s newly created Series E Preferred Stock, par value $0.0001, (the “Series E Shares”) convertible into 714,539 shares (the “Conversion Shares”) of the Registrant’s common stock, par value $0.0001 per share (the “Common Stock”).

The Series E Shares with a stated value of $2.64 per share is convertible into shares of the Company’s common stock, par value $0.0001 per share and does not earn any dividends and has no special voting rights. The Series E Shares are convertible at the rate of one share of common stock for each Series E Share converted, subject to adjustment for stock splits and reclassifications. Immediately following the issuance of the Series E Shares, 150,000 Series E Shares were converted into 150,000 shares of common stock. During the year ended December 31, 2019, an additional 300,000 Series E Shares were converted into 300,000 common shares resulting in 264,419 Series E Shares outstanding as of December 31, 2019 and 2020. On April 29, 2021, the remaining 264,519 shares of Series E Shares were converted into 264,519 shares of common stock. As of December 31, 2021, there were no shares of Series E Shares outstanding.

Series F Convertible Preferred Stock - On March 9, 2020 the Company designated a new series of preferred stock and subsequently on March 18, 2020 had an initial closing of $1,500,000 on 13,045 shares of the new series of preferred stock and 178,597 five-year common stock warrants at $2.30 per share and are presented net of $50,836 in warrant valuations and $4,550 in issuance costs. On April 6, 2020 had an additional closing of $65,000 on 566 shares of the new series of preferred stock and 7,750 five-year common stock warrants at $2.30 per share and are presented net of $2,205 in warrant valuations. The newly designated series, the Series F Redeemable, Convertible Preferred Stock (the "Sr. F PS") is comprised of 30,090 shares with a par value of $0.0001 per share and a stated value per share of $115.00 that has a dividend rate of 9%. The Sr. F PS is convertible by the holder at any time at a at the initial conversion rate of $2.10 as of the issuance of the Sr. F PS. As of December 31, 2021 the reset conversion rate was $0.757 per share of the Company’s common stock. The Sr. F PS is redeemable by the Company after 24 months at its stated value, plus any outstanding accrued or accumulated dividends for cash, or if the Company's common stock is trading over $3.00 per share and has daily trading volume of over 50,000 shares, for the Company's common stock at the conversion rate in effect at the time.

On October 29, 2021, a Sr. F PS holder converted, in accordance with the terms of the Sr. F PS, 2,609 shares of Sr. F PS into 250,000 shares of the Company's common stock. In connection with the conversion, the holder was also paid accumulated dividends on the Sr. F PS through the conversion date amounting to $29,448 through the issuance of 24,540 shares of the Company's common stock.

During the year ended December 31, 2021, the Company paid accumulated dividends to holders of the Sr. F PS, excluding in connection with the conversion, amounting to $76,711 through the issuance of 42,381 shares of the Company's common stock.

During the year ended December 31, 2021, the Company recognized deemed dividends amount to $640,136 related to the Sr. F PS as a result of down round adjustments to the Sr. F PS conversion rate. During the year ended December 31, 2020 there were no deemed dividends recognized as a result of down round adjustments to the Sr. F PS conversion rate.

As of December 31, 2021 and 2020 the outstanding shares of Sr. F PS amounted to 11,002 and 13,611 with a stated value of $1,265,230 and $1,565,265, respectively.

Warrants — In connection with the issuance of convertible debt, preferred and common stock and in connection with services provided, the Company has warrants to acquire 2,822,034 shares of the Company’s common stock outstanding as of December 31, 2021, as follows:

			Weighted Average
Expiring During the Year	Warrant	Exercise Price	Exercises Price
Ending December 31,	Shares	per Share	per Share
2022	1,198,149	$0.757 - $5.000	$2.683
2023	740,749	$0.757	$0.757
2024	269,293	$0.757	$0.757
2025	613,843	$0.757 - $2.250	$1.482

Renovare Environmental, Inc. and Subsidiaries, formerly BioHiTech Global, Inc.

Notes to Consolidated Financial Statements

As of and for the Years Ended December 31, 2021 and 2020

The following table summarizes the outstanding warrant activity for the year ended December 31, 2021:

Outstanding, January 1, 2021	4,776,361
Issued to professional services providers	15,000
Exercised - cashless, 148,471 common shares issued	(267,500)
Expired	(1,701,827)
Outstanding, December 31, 2021	2,822,034

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

In connection with the sale of common stock pursuant to the Keystone Capital Partners committed equity facility agreement on November 18 and 19, 2021 and on December 21 and 22, 2021, which resulted in triggering dilution protection exercise price adjustments to $0.757 per share on 1,493,619 warrant shares, the Company recognized a deemed dividend of $169,282 based upon a revaluation of the warrants utilizing the Black Scholes pricing model with inputs of current stock price of $0.791, exercise price of $0.757, risk rate of 0.48% and volatility of 62.5% over the remaining lives of the outstanding warrants, which range from 0.4 to 3.3 years.

Non-Controlling Interests and Subsidiary Membership Unit issuance and Contribution Agreement - Effective March 19, 2021, the Company and its Refuel America LLC subsidiaries concluded an agreement with Apple Valley Waste Services, Inc. and its parent company Gold Medal Holdings, Inc. and Gold Medal Group, LLC (the Company's co-investor in Refuel America, LLC) whereby, leading up to the effective date, during 2020 EWV offset its accounts receivable amounting to $1,487,835 due from the AVWS entities against $1,487,835 in EWV accounts payable to AVWS entities and AVWS entities offset its accounts receivable amounting to $1,487,835 due from the EWV against $1,487,835 in AVWS entities accounts payable to EWV. Following the offsetting, EWV continued to owe AVWS $1,918,947, which the parties agreed to convert into 3,198.24 convertible preferred units of EWV, which were issued as of the effective date. In connection with this transaction AVWS made claims for amounts owed in excess of what had been recognized by EWV and in connection with this settlement agreement, EWV recognized an expense of $646,196.

AVWS exchanged the EWV convertible preferred units for 1,918,947 each of preferred and class A units of Refuel, of which AVWS assigned 333,135.33 each of preferred and class A units of Refuel in settlement of a debt owed to the Company amounting to $333,135.

As of December 31, 2020, the $1,585,812 net non-controlling ownership interest resulting from this transaction is reflected in the Company's financial statements as a non-current liability - Liabilities to non-controlling interests to be settled in subsidiary membership interests.

Renovare Environmental, Inc. and Subsidiaries, formerly BioHiTech Global, Inc.

Notes to Consolidated Financial Statements

As of and for the Years Ended December 31, 2021 and 2020

Note 13. Equity Incentive Plans

The Company has two shareholder approved equity incentive plans:

2015 Equity Incentive Plan — During 2015, the Company established the BioHiTech Global, Inc. 2015 Equity Incentive Plan, which is available to eligible employees, directors, consultants and advisors of the Company and its affiliates. The plan allows for the granting of incentive stock options, nonqualified stock options, reload options, stock appreciation rights, and restricted stock representing up to 750,000 shares. The Plan is administered by the Compensation Committee of the Board of Directors. On July 23, 2020 the shareholders of the Company approved a 500,000 increase in the plan's shares, increasing the plan's shares to 1,250,000.

2017 Executive Incentive Plan — During 2017, the shareholders approved  the 2017 Executive Incentive Plan, which is available to eligible employees, directors, consultants and advisors of the Company and its affiliates. The plan allows for the granting of incentive stock options, nonqualified stock options, reload options, stock appreciation rights, and restricted stock representing up to 1,000,000 shares. The Plan is administered by the Compensation Committee of the Board of Directors. On July 23, 2020 the shareholders of the Company approved a 500,000 increase in the plan's shares, increasing the plan's shares to 1,500,000.

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

There were no grants during the year ended December 31, 2021.

Compensation expense related to stock options and restricted stock for the years ended December 31, was:

	2021	2020
Stock options	$36,262	$227,499
Restricted stock units	232,388	1,254,169
	$268,650	$1,481,668

Renovare Environmental, Inc. and Subsidiaries, formerly BioHiTech Global, Inc.

Notes to Consolidated Financial Statements

As of and for the Years Ended December 31, 2021 and 2020

The following summarizes the Company’s stock option activity for the years ended December 31, 2021 and 2020:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Life	Aggregate
	Options	Price	(in Years)	Intrinsic Value
Outstanding, January 1, 2020	363,826	$3.7	7.3	—
Granted	155,450	2.0	—	—
Exercised	—		—	—
Forfeited, Canceled or Expired	(59,250)	3.6	—	—
Outstanding , December 31, 2020	460,026	3.2	6.4	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited, Canceled or Expired	(137,562)	2.3	5.6	—
Outstanding, December 31, 2021	322,646	3.5	5.5	—
Exercisable, December 31, 2021	299,440	3.6	5.6	—

Total unrecognized compensation expense related to the unvested options as of December 31, 2021 amounts to $22,291. The December 31, 2021 weighted average period that the expense is expected to be recognized is 1.2 years.

The following summarizes the Company’s restricted stock unit activity for the years ended December 31, 2021 and 2020:

Number of
Shares
Unvested balance, January 1, 2020	291,730
Granted or modified	415,205
Vested	(438,233)
Forfeited or Canceled	—
Unvested balance, December 31, 2020	268,702
Granted	—
Vested	(268,702)
Forfeited or Canceled	—
Unvested balance, December 31, 2021	—

As of December 31, 2021, 918,922 restricted stock units have been vested but not yet drawn down by the grantees.

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

Renovare Environmental, Inc. and Subsidiaries, formerly BioHiTech Global, Inc.

Notes to Consolidated Financial Statements

As of and for the Years Ended December 31, 2021 and 2020

Note 14. Revenue

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

Disaggregation of Revenue - The disaggregation of revenue for the year ended December 31, is as follows:

	2021	2020
Revenue Type:
Revenue recognized over time:
Rental of digesters	$1,346,291	$1,353,263
Revenue recognized at a point in time:
Services	1,227,414	1,843,929
Product sales	9,773,824	2,681,461
Total	$12,347,529	$5,878,653

Note 15. Income Taxes

The components of income tax (expense) benefit from operations for the year ended December 31, is as follows:

	2021	2020
US Federal:
Deferred	$3,795,320	$2,244,247
State and local:
Deferred	1,004,900	474,777
Non-US:
Deferred	30,772	(12,153)
Change in valuation allowance	(4,830,992)	(2,706,871)
Income tax provision	$—	$—

The reconciliation of differences between the Federal statutory tax rate and the Company’s effective income tax rate for the year ended December 31, is as follows:

	2021	2020
U. S. Federal Statutory rate	(21.0)%	(21.0)%
Local taxes, net of benefit	(4.1)	(3.0)
Nondeductible expenses	6.5	5.6
Other	(1.3)	1.1
	(19.9)	(17.3)
Change in valuation allowance	19.9	17.3
Effective income tax rate	—%	—%

Renovare Environmental, Inc. and Subsidiaries, formerly BioHiTech Global, Inc.

Notes to Consolidated Financial Statements

As of and for the Years Ended December 31, 2021 and 2020

The Company’s net deferred tax assets and valuation allowance as of December 31, is as follows:

	2021	2020
Deferred tax assets:
Net operating losses - Federal	$11,194,291	$8,376,603
Net operating losses - State	2,304,137	1,594,854
Net operating losses - Non-US	204,174	173,403
Stock-based compensation	987,993	950,655
Accrued expenses	841,954	717,401
Lease liability	205,375	199,386
Other, net	604,672	78,966
	16,342,596	12,091,268
Deferred tax liabilities:
Property and equipment - Federal	(226,658)	(869,625)
Right of use asset	(281,771)	(218,468)
	(508,429)	(1,088,093)
Net deferred tax assets	15,834,167	11,003,175
Valuation allowance	(15,834,167)	(11,003,175)
Net deferred tax assets	$—	$—

For the years ended December 31, 2021 and 2020 there was no net provision for income tax due to the losses incurred and management’s evaluation of the recovery of the tax asset resulting in net operating loss carryforward.  As of December 31, 2021 and 2020, the Company had net operating loss carryforwards of approximately $53,306,000 and $41,207,000, respectively, available to reduce future federal taxes. The federal net operating losses of approximately $14,266,000, generated in tax years beginning before January 1, 2018, will begin to expire in 2036 if not utilized. The balance of the net operating losses, approximately $39,040,000, do not expire, and is subject to an 80% taxable income annual limitation.

In addition, as of December 31, 2021 and 2020, the Company had NOL carryforwards of approximately $42,085,000 and $30,226,000 available to reduce state taxable income through 2041.

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

Note 16. Risk Concentrations

The Company operates as a single segment on a worldwide basis through its subsidiaries, resellers and independent sales agents. Gross revenues and net non-current tangible assets on a domestic and international basis are as follows:

Renovare Environmental, Inc. and Subsidiaries, formerly BioHiTech Global, Inc.

Notes to Consolidated Financial Statements

As of and for the Years Ended December 31, 2021 and 2020

	United
	States	International	Total
2021:
Revenue, for the year ended December 31, 2021	$11,980,188	$367,341	$12,347,529
Non-current tangible assets, as of December 31, 2021	35,447,657	221,077	35,668,734

2020:
Revenue, for the year ended December 31, 2020	$5,505,212	$373,441	$5,878,653
Non-current tangible assets, as of December 31, 2020	36,972,067	294,413	37,266,480

Credit risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institutions. At times, the Company's cash may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation ("FDIC") in the USA and the Financial Conduct Authority ("FCA") in the UK insurance limits. Through December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Major customers — During the year ended December 31, 2021, one customer represented at least 10% of revenues, accounting for 76.4% of revenues. During the year ended December 31, 2020, two customers represented at least 10% of revenues, accounting for 32.4% and 23.8% (Gold Medal Group, LLC, an affiliated entity, “GMG” or “Gold Medal”) of revenues.

As of December 31, 2021, two customers represented at least 10% of accounts receivable, accounting for 32.4% and 37.0% (GMG) of accounts receivable. As of December 31, 2020, two customers represented at least 10% of accounts receivable, accounting for 50.6% and 11.7% (GMG) of accounts receivable.

Vendor concentration — During the year ended December 31, 2021, two vendors represented at least 10% of costs of revenue, accounting for 23.1% and 12.0%. During the year ended December 31, 2020, one vendor represented at least 10% of costs of revenue, accounting for 19.2% (GMG).

As of December 31, 2021, excluding construction payables and other professional fees, one vendor represented at least 10% of accounts payable, accounting for 12.4%. As of December 31, 2020, excluding construction payables and other professional fees, no vendors represented at least 10% of accounts payable.

Affiliate relationship — As of December 31, 2021, GMG owns a 31.8% interest in Refuel America, LLC, a consolidated subsidiary of the Company. GMG’s other subsidiaries, which are not consolidated in the Company’s financial statements have several business relationships with the Company and its subsidiaries that result in revenues and expenses noted above. See Note 19. Related Party Transactions.

Note 17. Commitments and Contingencies

During September 2020, the Company's Entsorga West Virginia subsidiary received notice that an affiliate of a minority owner of EWV (“EFin”), who also provided intellectual property, equipment and engineering services relating to the set-up and initial operation of the Facility, was claiming it was owed $917,420 related to services contracted as part of the Facility's construction and initial start-up and operation. The Company incurred offsetting costs and expenses greater than the claim correcting or replacing the services that were contracted but that were either not performed or performed correctly. As a result of this claim and the related costs incurred by the Company to cure the deficiencies in the services that were contracted, the Company has reflected an impairment charge amounting to $917,420 during the year ended December 31, 2020. On May 19, 2021 the Company signed an agreement, effective May 7, 2021, settling this matter through the issuance of notes payable as described in Note 11. On November 1, 2021, the Company failed to repay a note then due. As of December 31, 2021, the notes amount to $1,254,696, including the effect of the default. On February 25, 2022 EFin filed a complaint in the United States District Court for the Southern District of New York seeking repayment of the notes payable.

Renovare Environmental, Inc. and Subsidiaries, formerly BioHiTech Global, Inc.

Notes to Consolidated Financial Statements

As of and for the Years Ended December 31, 2021 and 2020

The Company is defending the claims and does not believe that the outcome will have a material impact on the financial statements of the Company.

Subsequent to December 31, 2021, the Company commenced an operational and strategic review of Entsorga West Virginia LLC (“EWV”) and its facility based MBT operations in Martinsburg, West Virginia that resulted in a decision to pause production operations to allow for reducing losses and cash requirements from the Facility.

In connection with the pause of operations at the Facility, notice was provided to the West Virginia Department of Environmental Protection (“WVDEP”) which provides the license to operate the facility. While there has been no communications from the WVDEP, under their authority, they may take actions that could include suspending or withdrawing the Facility’s license to operate and other actions to protect the environment. In addition, the Facility’s landlord, Berkeley County Solid Waste Authority (“BCSWA”) has been apprised of the Facility’s pause of operations and on March 24, 2022 BCSWA, by letter, provided a notice of monetary and non-monetary default and reserved their rights under the lease, which include, but are not limited to terminating the lease and requiring EWV perform obligations under the lease. In addition, EWV and the Facility is collateral to a nonrecourse WV EDA senior secured series of bonds (the “Bonds”). While the Bond Trustee has not provided a forbearance agreement in connection with the issuance of December 31, 2021 financial statements, they have not taken any actions resulting from our default under the most recent forbearance agreement. Under the terms of the Bonds, the Trustee may declare a default and take actions to secure or foreclose on their collateral, which includes the Facility, other assets and the membership interests in EWV.

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

Note 18. Leases

The Company rented its headquarters and attached warehousing space from a related party through May 31, 2020 (see Note 19), effective June 1, 2020 the property housing the Company's headquarters and attached warehousing space was sold to an unrelated party, and has a land lease relating to the Martinsburg, WV MBT facility under operating leases. The MBT facility land lease has an initial term of 30 years, plus four 5-year extensions. For purposes of our determination of lease liabilities, extensions were not included. As the leases do not provide an implicit rate, the Company used incremental borrowing rates in determining the present value of lease payments. For the MBT facility land lease a rate of 11% was utilized and a rate of 10.25% has been used on the other leases. The current portion of the lease liabilities of $217,442 is included in accrued expenses and liabilities. Total lease costs under operating leases amounted to $228,518 and $224,970 for the years ended December 31, 2021 and 2020, respectively. Maturities of lease liabilities under these leases, which have a weighted average remaining term of 19.51 years, as of December 31, 2021 is:

Year Ending December 31,
2022	$217,571
2023	219,140
2024	220,732
2025	158,166
2026 and thereafter	2,754,751
Total lease payments	3,570,360
Less imputed interest	(2,233,165)
Present value of lease liabilities	$1,337,195

During the year ended December 31, 2020, the Company recognized operating lease right of use assets in exchange for lease liabilities amounting to $412,647 and had operating cash flows of $212,026 and $192,620 for years ended December 31, 2021 and 2020, respectively.

Renovare Environmental, Inc. and Subsidiaries, formerly BioHiTech Global, Inc.

Notes to Consolidated Financial Statements

As of and for the Years Ended December 31, 2021 and 2020

Note 19. Related Party Transactions

Related parties include Directors, Senior Management Officers, and shareholders, plus their immediate family, who own a 5% or greater ownership interest at the time of a transaction. Related parties also include GMG and its subsidiaries as a result of its 31.8% and 40.0% interest in Refuel America, LLC ("Refuel") as of December 31, 2021 and 2020, respectively, a consolidated entity of the Company.

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

		December 31,	December 31,
		2021	2020
Assets:
Accounts receivable	(a) (b)	$461,674	$206,352
Intangible assets, net, included in other assets	(c)	—	20,199
Liabilities:
Accounts payable	(c) (d) (e) (f)	552,042	294,040
Accrued interest payable	(h)	317,645	196,033
Accrued liabilities	(j)	—	917,420
Long term accrued interest	(g)	2,070,324	1,807,857
Advance from related party	(h)	935,000	935,000
Junior promissory note	(g)	993,928	971,426
EntsorgaFin S.p.A Notes Payable	(j)	1,254,696	—
Liabilities to non-controlling interests to be settled in subsidiary membership units	(k)	—	1,585,812
Other:
Line of credit guarantee	(i)	1,500,000	1,498,975

The table below presents direct related party expenses or transactions for the years ended December 31, 2021 and 2020. Compensation and related costs for employees of the Company are excluded from the table below.

		Year Ended December 31,
		2021	2020
Management advisory and other fees	(a)	$—	$125,000
MBT revenue	(b)	699,903	1,275,982
Operating expenses – HEBioT	(d)	40,982	1,083,382
Operating expenses – Selling, general and administrative	(e)	—	41,514
Operating expenses - Selling, general and administrative	(c) (f)	200,444	381,532
Interest expense		418,791	395,981
Debt guarantee fees	(i)	67,500	67,500
Interest expense – EntsorgaFin	(j)	420,725	—
(a)	Management Advisory Fees - The Company has provided management advisory services to Gold Medal Holdings, Inc., a subsidiary of GMG.
(b)	MBT Disposal Revenues – EWV has a series of agreements with GMG subsidiaries entities that provide for specified fees for each ton of municipal waste delivered to the MBT facility.

Renovare Environmental, Inc. and Subsidiaries, formerly BioHiTech Global, Inc.

Notes to Consolidated Financial Statements

As of and for the Years Ended December 31, 2021 and 2020

(c)	Distribution Agreement - BioHiTech has an exclusive license and distribution agreement (the “License Agreement”) with BioHiTech International, Inc., a company owned by James Koh, a BioHiTech shareholder and other unrelated parties. The License Agreement provides distribution rights to the Eco-Safe Digester through December 31, 2023 (unless extended by mutual agreement) and for annual payments to Mr. Koh in the amount of $200,000 for the term of the License Agreement. Effective October 17, 2018, the agreement was amended to reduce the annual payments to $75,000 and to remove several international locations that the Company does not actively market.
(d)	Disposal costs – A GMG subsidiary has provided logistics and disposal of non-recovered municipal solid waste to the MBT facility.
(e)	Facility Lease - The Company leased its corporate headquarters and warehouse space from BioHiTech Realty LLC, a company owned by two stockholders of the Company, one of whom was the Chief Executive Officer. The lease expired in 2020. Subsequently, the property that is leased by the Company was acquired by a nonrelated party.
(f)	Business Services Fees – A GMG subsidiary provided certain general management and administrative support to the MBT facility.
(g)	Junior Promissory Note – See Note 13.
(h)	Advance from Related Party - The Company’s former Chairman of the Board on occasion advances the Company funds for operating and capital purposes. The advances bear interest at 13% and are unsecured and due on demand. There are no financial covenants related to this advance and there are no formal commitments to extend any further advances. In addition, during the year ended December 31, 2020 another officer advanced $200,000 to the Company which was repaid during 2020.
(i)	Line of Credit - Under the terms of the line of credit, several related parties have personally guaranteed the line and are contingently liable should the Company not meet its obligations under the line. In connection with the line of credit, the former Chairman of the Board and a former Director have provided a guarantee of the line of credit in exchange for a fee representing 4.5% of the debt.
(j)	Claims by Related Party - During September 2020, the Company's Entsorga West Virginia subsidiary received notice that a minority owner of the EWV, who also provided intellectual property, equipment and engineering services relating to the set-up and initial operation of the Facility, was claiming $917,420 related to services contracted as part of the Facility's construction and initial start-up and operation. The Company incurred offsetting costs and expenses greater than the claim correcting or replacing the services that were contracted but that were either not performed or performed correctly. In May 2021, the parties settled the matter and entered into a series of notes payable from EWV to EntsorgaFin S.p.A. As a result of a default on repayment, an additional liability has been included in accrued expenses. (Notes 11 and 17.)

As a result of this claim and the related costs incurred by the Company to cure the deficiencies in the services that were contracted, the Company has reflected an impairment charge amounting to $917,420 during the year ended December 31, 2020.

(k)	Liabilities to non-controlling interests to be settled in subsidiary membership units - See Note 12.

Note 20. Employee 401(k) Savings Plan

The Company has a defined contribution retirement savings plan qualified under Section 401(k) of the Internal Revenue Code. Under the plan, employees may contribute a percentage of eligible compensation on both a before-tax and after-tax basis. The Company may match a percentage of employee’s before-tax contributions, but is not required to do so, as the annual matching contributions are discretionary. During the years ended December 31, 2021 and 2020 the Company made contributions of $5,182 and $4,007, respectively, to the plan.

Renovare Environmental, Inc. and Subsidiaries, formerly BioHiTech Global, Inc.

Notes to Consolidated Financial Statements

As of and for the Years Ended December 31, 2021 and 2020

Note 21. Supplemental Consolidated Statement of Cash Flows Information

Changes in non-cash operating assets and liabilities, as well as other supplemental cash flow disclosures, are as follows.

	Year Ended December 31,
	2021	2020
Changes in operating assets and liabilities:
Accounts receivable	$326,179	$584,485
Inventory	47,350	(268,599)
Prepaid expenses and other assets	33,394	(24,905)
Accounts payable	1,647,088	(736,969)
Accrued interest payable	389,748	398,843
Accrued expenses	53,233	(644,193)
Deferred revenue	108,441	47,250
Customer deposits	(1,199,294)	1,757,933
Net change in operating assets and liabilities	$1,406,139	$1,113,845

Supplementary cash flow information:
Cash paid during the periods for:
Interest	$3,002,569	$3,001,498
Income taxes	—	—

	2021	2020
Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Transfer of inventory to leased equipment	$54,000	$42,110
Accrual of Series A preferred stock dividends	46,266	61,511
Conversion of preferred stock into common	—	139,566
Payment of preferred stock dividends in common stock	469,356	42,840
Issuance of subsidiary membership interest in exchange for liabilities due to non-controlling interest entity	1,918,946	—
Exchange of subsidiary non-controlling interest in exchange for liabilities owed company by non-controlling interest entity	333,135	—
Acquisition of right of use leased asset and creation of lease liability	—	412,647
Notes issued for accrued liabilities	917,420	—

Reconciliation of Cash and Restricted Cash:
Cash	$180,381	$2,403,859
Restricted cash (current)	3,764,652	1,884,691
Restricted cash (non-current)	2,584,099	2,607,945
Total cash and restricted cash at the end of the period	$6,529,132	$6,896,495

Note 22. Subsequent Events

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

Renovare Environmental, Inc. and Subsidiaries, formerly BioHiTech Global, Inc.

Notes to Consolidated Financial Statements

As of and for the Years Ended December 31, 2021 and 2020

Private Placement

On January 25, 2022, the Company completed a private placement with several investors, wherein a total of 2,141,667 shares of the Company’s common stock, par value $0.0001 per share were issued at a purchase price of $0.60 per share, with warrants to purchase up to 2,141,667 shares of common stock at an exercise price of $0.60 per share (the “Purchaser Warrants”), for a total purchase price of approximately $1.285 million (the “Offering”). The Purchaser Warrants are immediately exercisable on the date of issuance and expire five years from the date of issuance.

The Offering raised net cash proceeds of approximately $1,100,000 (after deducting the placement agent fee and expenses of the Offering). The Company intends to use the net cash proceeds from the Offering for general working capital and administrative purposes.

The Company engaged EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”) as the Company’s placement agent for the Offering pursuant to a Placement Agency Agreement (the “PAA”) dated as of January 21, 2022. Pursuant to the PAA, the Company agreed to pay EF Hutton a cash placement fee equal to 7.0% of the gross proceeds of the Offering and an additional cash fee of $70,000 for EF Hutton’s expenses.

As a result of the issuance of common stock shares at $0.60 per share, all of the conversion rates of the Company’s outstanding preferred shares were adjusted from $.757 to $0.60. In addition, the exercise price of 1,493,619 warrants with down round protection features were also reduced from $0.757 to $0.60.

Conversions of Preferred Shares into Common

On March 21, 2022, a holder converted 27,500 shares of Sr. C preferred stock into 83,333 share of common stock at the conversion rate of $0.60 per share. No accumulated dividends were paid or issued in the form of common stock in connection with this transaction.

Other Common Stock Issuances

On February 10, 2022, the Company issued 10,000 shares of common stock at market price to its senior lender in connection with a waiver agreement and on March 15, 2022 the Company issued 50,000 shares of common stock at market price to its senior lender in connection with a forbearance agreement. On January 20, 2022, the Company issued 100,000 shares to Keystone Capital Partners, LLC to terminate the existing equity facility.

Nasdaq Compliance

On January 10, 2022, the Company was notified by the Nasdaq Listing Qualifications (“Nasdaq”) that it is not in compliance with the minimum bid price requirements due to its failure to meet the minimum bid price requirement of a $1.00 for a period of 30 consecutive business days.  The Company has 1 until July 11, 2022 to regain compliance with a bid price of $1.00 per share for a minimum of 10 consecutive business days. In the event the Company does not regain compliance by July 11, 2022, the Company may then be eligible for additional 180 days if it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during that period. If the Company does not qualify for the second compliance period or fails to regain compliance during the second compliance period, then Nasdaq will notify the Company of its determination to delist the Company’s common stock.  The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider implementing available options, including, but not limited to, implementing a reverse stock split of its outstanding securities, to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules.

Also, on April 14, 2022, the Company was notified by Nasdaq that that it is not in compliance with Nasdaq Listing Rule 5250(f).1in that the Company failed to pay its annual listing fee in the amount of $59,500.  If the Company does not appeal Nasdaq’s determination by April 21, 2022, trading in the Company’s common stock will be halted and Nasdaq will delist the common stock on April 25, 2022.

Renovare Environmental, Inc. and Subsidiaries, formerly BioHiTech Global, Inc.

Notes to Consolidated Financial Statements

As of and for the Years Ended December 31, 2021 and 2020

Harp Renewables Acquisition

On February 28, 2022, the Company and its newly formed wholly-owned subsidiary BRT Holdings, Inc., a Delaware corporation (“BRTH”), entered into an Agreement of Purchase and Sale to acquire all of the issued and outstanding equity of Biorenewable Technologies, Inc., a Delaware corporation (“BRT”) from the shareholders of BRT. Pursuant to the terms of the BRT Purchase Agreement, BRTH would acquire BRT for the purchase price of ($17,000,000) comprised of cash in the amount of ($5,000,000) and shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at the purchase price of $0.57 per share.

Also on February 28, 2022, BRTH entered into an Agreement for the Purchase and Sale (the “HEEL Agreement”, and collectively with the BRT Purchase Agreement, the “Purchase Agreements”) to acquire all of the issued and outstanding share capital of Harp Electrical Engineering Limited (“HEEL”) from Share Finnegan for the purchase price of ($3,000,000) comprised solely of shares of the Company’s Common Stock at the purchase price of $0.57 per share.

The closing of the acquisition is contingent upon the due diligence review of BRT by the Company and BRTH. The BRT Purchase Agreement provides that 1,491,228 shares of common stock will be held in escrow to indemnify the Company and BRTH against claims and losses as provided in the BRTH Agreement. In addition, following the closing of the acquisition, BRT will be able to nominate two members to the Company’s Board of Directors. In addition, the closing is conditioned upon the Company consummating financing in an amount not less than ($5,000,000), obtaining Shareholder approval of the transaction and the simultaneous consummation of the acquisition of HEEL, among other items.  Further, the BRT Purchase Agreement provides a termination fee in the amount of $850,000 shall be paid by the Company if it fails to obtain the financing of the purchase price, commits a material breach of a term of the agreement or a representation or warrantee, or terminates the agreement upon the finding results of its review of the financial statements of BRT and its subsidiaries.

The closing of the acquisition of HEEL is contingent upon the successful due diligence review of HEEL by the Company and BRTH, approval of the transaction by a majority of the shareholders of the Company, and the simultaneous closing of the acquisition of BRT.

Entsorga West Virginia, LLC

Subsequent to December 31, 2021, the Company commenced an operational and strategic review of EWV and its facility based MBT operations in Martinsburg, West Virginia (the “Facility”) that resulted in a decision to pause production operations to allow for reducing losses and cash requirements from the Facility.

In connection with the pause of operations at the Facility, notice was provided to the West Virginia Department of Environmental Protection (“WVDEP”) which provides the license to operate the Facility. While there has been no communications from the WVDEP, under their authority, they may take actions that could include suspending or withdrawing the Facility’s license to operate and other actions to protect the environment. In addition, the Facility’s landlord, Berkeley County Solid Waste Authority (“BCSWA”) has been apprised of the Facility’s pause of operations and on March 24, 2022 BCSWA, by letter, provided a notice of monetary and non-monetary default and reserved their rights under the lease, which include, but are not limited to terminating the lease and requiring EWV perform obligations under the lease. In addition, EWV and the Facility is collateral to a nonrecourse WV EDA senior secured series of bonds (the “Bonds”). While the Trustee has not provided a forbearance agreement in connection with the issuance of December 31, 2021 financial statements, they have not taken any actions resulting from our communications with them. Under the terms of the Bonds, the Trustee may declare a default and take actions to secure or foreclose on their collateral, which includes the Facility, other assets and the membership interests in EWV.

Note 23. Condensed Consolidating Financial Information

The WVEDA Solid Waste Disposal Revenue Bond obligations of Entsorga West Virginia LLC are not guaranteed by its members, including the Company, however the membership interests of Entsorga West Virginia LLC are pledged, and the debt agreements provide restrictions prohibiting distributions to the members, including equity distributions or providing loans or advances to the members.

Renovare Environmental, Inc. and Subsidiaries, formerly BioHiTech Global, Inc.

Notes to Consolidated Financial Statements

As of and for the Years Ended December 31, 2021 and 2020

The following pages present the Company’s condensed consolidating balance sheet as of December 31, 2021and 2020, the condensed consolidating statements of operations for the years ended December 31, 2021 and 2020 and condensed consolidating cash flows for the years ended December 31, 2021 and 2020 of Entsorga West Virginia LLC and the Parent consolidated with other Company subsidiaries not subject to the WVEDA Solid Waste Disposal Revenue Bond restrictions and the elimination entries necessary to present the Company’s financial statements on a consolidated basis. The following condensed consolidating financial information should be read in conjunction with the Company’s consolidated financial statements.

Condensed Consolidating Balance Sheet as of December 31, 2021

		Entsorga
	Parent	West
	and other	Virginia
	Subsidiaries	LLC	Eliminations	Consolidated
Assets
Cash	$126,041	$54,340	$—	$180,381
Restricted cash	—	3,764,652	—	3,764,652
Other current assets	11,082,499	520,997	(9,588,595)	2,014,901
Current assets	11,208,540	4,339,989	(9,588,595)	5,959,934
Restricted cash	—	2,584,099	—	2,584,099
MBT facility and other fixed assets	932,415	30,947,509	—	31,879,924
Operating lease right of use assets	309,974	876,267	—	1,186,241
MBT facility development and license costs	—	—	—	—
Investment in subsidiaries and intercompany accounts	665,867	—	—	665,867
Other assets	8,500	51,806	—	60,306
Total assets	$13,125,296	$38,799,670	$(9,588,595)	$42,336,371

Liabilities and stockholders’ equity
Line of credit	$1,500,000	$—	$—	$1,500,000
Current portion of Debts and Bonds	3,278,820	33,000,000	—	36,278,820
Other current liabilities	5,118,287	14,469,303	(9,588,595)	9,998,995
Current liabilities	9,897,107	47,469,303	(9,588,595)	47,777,815
Notes payable and other debts	993,928	—	—	993,928
Accrued interest	2,070,324	—	—	2,070,324
Non-current lease liabilities	200,793	918,961	—	1,119,754
WV EDA bonds	—	—	—	—
Total liabilities	13,162,152	48,388,264	(9,588,595)	51,961,821
Redeemable preferred stock	476,560	—	—	476,560
Stockholders’ (deficit) equity:
Attributable to parent	(513,416)	(9,588,594)	—	(10,102,010)
Attributable to non-controlling interests	—	—	—
Stockholders’ (deficit) equity	(513,416)	(9,588,594)	—	(10,102,010)
Total liabilities and stockholders’ (deficit) equity	$13,125,296	$38,799,670	$(9,588,595)	$42,336,371

Renovare Environmental, Inc. and Subsidiaries, formerly BioHiTech Global, Inc.

Notes to Consolidated Financial Statements

As of and for the Years Ended December 31, 2021 and 2020

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2021

	Parent	Entsorga
	and other	West
	Subsidiaries	Virginia LLC	Eliminations	Consolidated
Revenue	$10,938,173	$1,409,356	$—	$12,347,529
Operating expenses
HEBioT	—	3,351,997	—	3,351,997
Rental, service and maintenance	1,352,335	—	—	1,352,335
Equipment	5,729,313	—	—	5,729,313
Selling, general and administrative	4,971,100	1,742,626	—	6,713,726
Impairment	6,432,484	5,272,004	—	11,704,488
Depreciation and amortization	489,124	1,523,220	—	2,012,344
Total operating expenses	18,974,356	11,889,847	—	30,864,203
Loss from operations	(8,036,183)	(10,480,491)	—	(18,516,674)
Other (income) expenses, net	1,237,598	4,569,203	—	5,806,801
Net loss	$(9,273,781)	$(15,049,694)	$—	$(24,323,475)

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2021

	Parent	Entsorga
	and other	West
	Subsidiaries	Virginia LLC	Eliminations	Consolidated
Cash flows used in operating activities:
Net loss	$(9,273,781)	$(15,049,694)	$—	$(24,323,475)
Non-cash adjustments to reconcile net loss to net cash used in operations	7,630,255	8,440,889	—	16,071,144
Changes in operating assets and liabilities	(7,419,003)	8,825,142	—	1,406,139
Net cash used in operations	(9,062,529)	2,216,337	—	(6,846,192)

Cash flow used in investing activities:
Purchases of equipment, fixtures and vehicles	—	(246,366)	—	(246,366)
Other investing activities	(20,556)	—	—	(20,556)
Net cash used in investing activities	(20,556)	(246,366)	—	(266,922)

Cash flows from financing activities:
Issuances of debt and equity	8,558,669	—	—	8,558,669
Repayments of debt	(1,729,375)	(83,450)	—	(1,812,825)
Net cash provided by financing activities	6,829,294	(83,450)	—	6,745,844
Effect of exchange rate on cash	(93)	—	—	(93)
Cash – beginning of period (restricted and unrestricted)	2,379,927	4,516,568	—	6,896,495
Cash – end of period (restricted and unrestricted)	$126,043	$6,403,089	$—	$6,529,132

Renovare Environmental, Inc. and Subsidiaries, formerly BioHiTech Global, Inc.

Notes to Consolidated Financial Statements

As of and for the Years Ended December 31, 2021 and 2020

Condensed Consolidating Balance Sheet as of December 31, 2020

	Parent	Entsorga
	and other	West
	Subsidiaries	Virginia LLC	Eliminations	Consolidated
Assets
Cash	$2,379,927	$23,932	$—	$2,403,859
Restricted cash	—	1,884,691	—	1,884,691
Other current assets	10,083,207	451,797	(8,081,573)	2,453,431
Current assets	12,463,134	2,360,420	(8,081,573)	6,741,981
Restricted cash	—	2,607,945	—	2,607,945
MBT facility and other fixed assets	1,329,721	35,928,259	—	37,257,980
Operating lease right of use assets	380,082	885,965	—	1,266,047
MBT facility development and license costs	6,402,971	1,669,500	—	8,072,471
Investment in subsidiaries and intercompany accounts	11,206,805	—	(10,495,503)	711,302
Other assets	28,699	—	—	28,699
Total assets	$31,811,412	$43,452,089	$(18,577,076)	$56,686,425

Liabilities and stockholders' equity
Line of credit	$1,498,975	$—	$—	$1,498,975
Current portion of Debts and Bonds	4,826,482	2,860,000	—	7,686,482
Other current liabilities	5,008,949	12,236,658	(8,081,573)	9,164,034
Current liabilities	11,334,406	15,096,658	(8,081,573)	18,349,491
Notes payable and other debts	1,168,868	—	—	1,168,868
Accrued interest	1,807,857	—	—	1,807,857
Non-current lease liabilities	270,228	946,633	—	1,216,861
WV EDA bonds	—	28,476,359	—	28,476,359
Liabilities to non-controlling interests to be settled in subsidiary membership units	(333,136)	1,918,948	—	1,585,812
Total liabilities	14,248,223	46,438,598	(8,081,573)	52,605,248
Redeemable preferred stock	626,553	—	—	626,553
Stockholders' equity:
Attributable to parent	15,772,770	(2,986,509)	(10,472,303)	2,313,958
Attributable to non-controlling interests	1,163,866	—	(23,200)	1,140,666
Stockholders' equity	16,936,636	(2,986,509)	(10,495,503)	3,454,624
Total liabilities and stockholders' equity	$31,811,412	$43,452,089	$(18,577,076)	$56,686,425

Renovare Environmental, Inc. and Subsidiaries, formerly BioHiTech Global, Inc.

Notes to Consolidated Financial Statements

As of and for the Years Ended December 31, 2021 and 2020

Condensed Consolidating Statement of Operations for the year ended December 31, 2020

	Parent	Entsorga
	and other	West
	Subsidiaries	Virginia LLC	Eliminations	Consolidated
Revenue	$4,000,546	$1,878,107	$—	$5,878,653
Operating expenses
HEBioT	—	3,571,314	—	3,571,314
Rental, service and maintenance	856,751	—	—	856,751
Equipment	1,224,185	—	—	1,224,185
Selling, general and administrative	6,387,587	2,232,542	—	8,620,129
Impairment	—	975,420	—	975,420
Depreciation and amortization	496,645	1,810,388	—	2,307,033
Total operating expenses	8,965,168	8,589,664	—	17,554,832
Loss from operations	(4,964,622)	(6,711,557)	—	(11,676,179)
Other (income) expenses, net	1,439,865	2,625,795	—	4,065,660
Net loss	$(6,404,487)	$(9,337,352)	$—	$(15,741,839)

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2020

	Parent	Entsorga
	and other	West
	Subsidiaries	Virginia LLC	Eliminations	Consolidated
Cash flows used in operating activities:
Net loss	$(6,404,487)	$(9,337,352)	$—	$(15,741,839)
Non-cash adjustments to reconcile net loss to net cash used in operations	2,917,090	2,952,697	—	5,869,787
Changes in operating assets and liabilities	(6,317,997)	7,431,842	—	1,113,845
Net cash used in operations	(9,805,394)	1,047,187	—	(8,758,207)

Cash flow used in investing activities:
Construction of MBT facility and acquisitions of equipment	(3,538)	(220,045)	—	(223,583)
Investment in unconsolidated affiliate	(650,000)	—	—	(650,000)
Other investing activities	(143,067)	—	—	(143,067)
Net cash used in investing activities	(796,605)	(220,045)	—	(1,016,650)

Cash flows from financing activities:
Issuances of debt and equity	11,144,230	—	—	11,144,230
Repayments of debt	(4,605)	—	—	(4,605)
Net cash provided by financing activities	11,139,625	—	—	11,139,625
Effect of exchange rate on cash	(5,225)	—	—	(5,225)
Cash - beginning of period (restricted and unrestricted)	1,847,526	3,689,426	—	5,536,952
Cash - end of period (restricted and unrestricted)	$2,379,927	$4,516,568	$—	$6,896,495

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Renovare Environmental, Inc. and Subsidiaries,

(formerly BioHiTech Global, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Renovare Environmental, Inc. and Subsidiaries (formerly BioHiTech Global, Inc.) (the “Company”) as of December 31, 2021 and 2020 and the related consolidated statements of operations and comprehensive loss,  changes in stockholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

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

Description of the Matter

Impairment of Long- Lived Assets

As described in Notes 2, 6 and 7 of the consolidated financial statements, as of December 31, 2021, the Company’s long-lived assets balance was $30,955,155 associated with the MBT facility and $-- associated with the MBT facility development and license costs.  The Company assesses potential impairments to its long-lived assets if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying value is not recoverable by future cash flows, impairment charges are measured based on the excess of carrying value over the fair value. Fair value is determined as the sum of the future cash flows through the estimated useful live of the assets.  Based upon management’s assessment, it was determined that there was an impairment of $3,728,504 related to the MBT Facility and $7,975,984 related to MBT facility development and license costs.

How We Addressed the Matter in Our Audit

Our audit procedures related to long-lived asset impairment assessments to address this critical audit matter included the following:

•	Tested the completeness and accuracy of the data used in the undiscounted cash flow model.
•	Evaluate the appropriateness of the undiscounted cash flow model.
•	Evaluated the Company’s future revenue growth rates by comparing them to historical data, existing contracts and discussions with management to ensure the reasonableness of these forecasts.
•	Perform sensitivity analysis on the undiscounted cash flow model.
•	Evaluated the appropriateness of alternative sources of cash flows.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2014.

Melville, NY

April 15, 2022