Form 10-K/A
period 2021-12-31
RENOVARE ENVIRONMENTAL, INC.
filed 2022-05-02
CIK 1590383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

As of April 25, 2022 there were 32,999,478 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: See “Explanatory Note”.

Auditor Name	Auditor Location	Auditor Firm ID
Marcum LLP	Melville, NY	688

EXPLANATORY NOTE:

We are filing this Amendment No. 1 on Form 10-K/A (this "Amendment No. 1") to amend our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission (the "SEC") on April 15, 2022 (the "Original Form 10-K"). The purpose of this Amendment No. 1 is to present the information that was previously omitted from Part III of the Original Form 10-K because we no longer intend to file a definitive proxy statement for our annual meeting of stockholders within 120 days after the end of our fiscal year ended December 31, 2021.

Except as otherwise expressly noted above, this Amendment No. 1 does not amend any other information set forth in the Original Form 10-K. This Amendment No. 1 continues to speak as of the date of the Original Form 10-K and, except where expressly noted, we have not updated the disclosures contained in the Original Form 10-K, including, among other things, the forward-looking statements, to reflect events that have occurred at a date subsequent to the date of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications by our principal executive officer and principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(b) of Part IV has been amended and restated in its entirety to include the currently dated certifications as exhibits.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The following table sets forth certain information regarding our directors as of April 29, 2022:

Name	Age	Position
Nicholaus Rohleder	28	Interim Chairman of the Board (1)(2)
Anthony Fuller	64	Chief Executive Officer and Director
Robert A. Graham	62	Director (1)2)(3)
Harriet Hentges	81	Director (2)(3)
Walter Littlejohn	52	Director ((1)2)(3)

(1)	Member of the Audit Committee
(2)	Member of the Nominating and Corporate Governance Committee
(3)	Member of the Compensation Committee

Nicholaus Rohleder, 28, Interim Chairman, Independent Director - Mr. Rohleder joined Renovare as Director in June 2020 and was appointed interim chairman on March 19, 2022 following the resignation of Frank E. Celli as chairman and director. Mr. Rohleder is presently and since November 2021 the Co-Founder of Climate Commodities, a trading and investment firm based in Dallas, TX. Mr. Rohleder is also presently and since July 2019 the Co-Founder and Co-Chief Investment Officer of New American energy, an energy transition hedge fund based in Dallas, TX. Rohleder also serves, since August 2021, as an Advisory Board Member at Clean Earth Acquisitions Corp, a special purpose acquisition company focused on climate technology and the energy transition; since August 2021, as an Independent Director at EnergyLink, an energy service company; since March 2021, as an Independent Director at American Hydrogen, a hydrogen generation and storage technology company; and since January 2020 as an Independent Director at Ardour Capital, a climate technology focused investment bank.

Mr. Rohleder received a Master of Public Administration with a concentration in Economic and Environmental policy from the University of Pennsylvania, a Master of Environmental Studies with a concentration in Environmental Engineering and Technology from the University of Pennsylvania, and a Master of Science with a concentration in Environmental Finance from Columbia University.

Tony Fuller, 64, Chief Executive Officer, Director - Mr. Fuller joined Renovare as a Director in February 2017 and became its Chief Administrative Officer effective March 1, 2020 and effective November 5, 2020 its Chief Executive Officer. Prior to joining the Board, Mr. Fuller spent nearly thirty years as an executive of Wal-Mart Stores, Inc. (“Walmart”) most recently as Senior Vice President where he served until August 2013. During that time, Mr. Fuller led Real Estate Operations, Maintenance, Energy, and Distribution Center Development for Walmart’s global portfolio of properties. During that period, Walmart’s portfolio grew from under 1,000 stores in 20 states in the United States, to over 10,000 stores in all fifty states, and 23 countries around the world with capital investment reaching $2 billion per year. In addition, Mr. Fuller led the Global Procurement function, served on the Global Sustainability Steering Committee, and served as the chairman of both the Real Estate Transaction Committee and the Real Estate Finance Committee. Simultaneously therewith and since 2006, Mr. Fuller has been a member of REAP (Real Estate Associate Program), an organization opening opportunities for minorities in commercial real estate and from 2006 to 2014, Mr. Fuller served on its Board.

Mr. Fuller has served as a member of the Board of Advisors of Global Healthcare Capital, LLC, a leading healthcare investor and asset manager for opportunities in the US, Europe, Asia and Australia. Mr. Fuller received his BS in Agricultural Economics from Arkansas State University and his JD from the University of Arkansas.

Robert A. Graham, 62, Independent Director - Mr. Graham joined Renovare as a Director in October 2013. Simultaneously therewith since 2019 Mr. Graham has been President of Cavan Road Capital and from 2010 to 2019, Mr. Graham served as Managing Director of the Management Company of Penn Venture Partners, L.P.

Mr. Graham has over 30 years of operational and financial executive management experience including extensive experience in the acquisitions and sales of companies. Prior thereto and from 2008 to 2010, Mr. Graham served as President of RG Consulting, a financial and management consulting company. Prior thereto and from 2001 to 2008, Mr. Graham served eight years as President and Chief Executive Officer of Dorland Healthcare Information. He also served as the Executive Vice-President and Chief Financial Officer of Broadreach Consulting from 1998 to 2000 and was Vice President of Finance and Chief Operating Officer of Legal Communications, Ltd. from 1989 to 1998. He started his career in the finance department of Transport International Pool where he held various financial positions, the final of which was as Assistant Controller before he left in 1988. He received his Master of Business Administration with a concentration in Finance from Saint Joseph’s University and a B.A. from LaSalle University.

Harriet Hentges, 81, Independent Director - Ms. Hentges joined Renovare as a Director in August 2015. She simultaneously serves as the president of Hentges Associates, an advisory firm on sustainability for the consumer goods, retail and tourism industries. Prior to starting Hentges Associates in 2014, she was a principal in Hentges Kahn & Strauss (HKS) LLC, a consulting practice for food producers, manufactures and grocery retailers aimed at fostering a more sustainable food system. Ms. Hentges has held key posts in strategy development and implementation at Sears Roebuck, Wal-Mart and Ahold USA. She was part of the initial sustainability team at Walmart and directed the U.S. sustainability strategy for Ahold USA, a subsidiary of the Ahold of the Netherlands. She is a partner in the Sustainable Tourism Group, an investment for East Africa.

Ms. Hentges received a doctorate in International Economics from Johns Hopkins University.

Walter Littlejohn III, 51, Independent Director - Mr. Littlejohn joined Renovare as Director in July 2020 and has most recently been from March 2020 through January 2022 Senior Vice President and Managing Director of Crystal River Cruises, a Miami Florida based division of Crystal Cruises and served as its Vice President and Managing director from June 2016 until his appointment as Senior Vice President. Prior to joining Crystal Cruises and from March 2012, Mr. Littlejohn was Vice President – Reservations with AmaWaterways, a Calabasas California based river cruise line. Prior thereto Mr. Littlejohn held various management positions with Expedia, Chartwell Vacations and Carnival Cruise Lines. Mr. Littlejohn received a Bachelor of Science in Economics from the Warton School of the University of Pennsylvania.

Management

The following table sets forth certain information regarding our executive officers as of April 29, 2022:

Name	Age	Position
Anthony Fuller	64	Chief Executive Officer
Brian C. Essman	63	Executive Vice President, Chief Financial Officer and Assistant Secretary

Anthony Fuller’s biography is set forth under the heading “Directors”, above.

Brian C. Essman, 63, Chief Financial Officer - Mr. Essman joined Renovare in November 2015 as its Chief Financial Officer. Prior thereto, from 1997 through 2014, Mr. Essman held various senior executive management positions with Data Communiqué, Inc. a Havas company where he most recently held the position of Chief Executive Officer. From 2004 to 2007, Mr. Essman was Data Communiqué’s Chief Operating Officer / Chief Financial Officer and from 1997 to 2004 was the Chief Financial Officer. Prior thereto, Mr. Essman was the Chief Financial Officer at a Fidelity Investments Private Equity operating company and a Senior Manager and CPA at PricewaterhouseCoopers.

Mr. Essman graduated with a BS in Accounting with High Honors from Boston College’s School of Management.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, officers, and persons that own more than 10 percent of a registered class of our company’s equity securities to file reports of ownership and changes in ownership with the SEC. Directors, officers, and greater than 10 percent stockholders are required by SEC regulations to furnish our company with copies of all Section 16(a) forms they file.

Based solely upon our review of the copies of such forms filed electronically with the SEC during the fiscal year ended December 31, 2021, we believe that each person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10 percent of our Common Stock complied with all Section 16(a) filing requirements during such fiscal year ended December 31, 2021.

Corporate Governance

Our Board of Directors is committed to sound and effective corporate governance practices. The Company maintains formal corporate governance standards. The Company has reviewed internally and with the Board of Directors the provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the rules of the SEC and the Nasdaq’s corporate governance listing standards regarding corporate governance policies and processes and is in compliance with such rules and listing standards. The Company has adopted charters for its Audit Committee, Compensation Committee and Nominating and Policies Committee. You can access all of these documents on: http:// https://investors.renovareenv.com/committee-charters on Company’s website, http://www.renovareenv.com, or by writing to us at Renovare Environmental, Inc., 80 Red Schoolhouse Road, Chestnut Ridge, New York 10977, Attention: Secretary.

The Company’s management and our Board of Directors reviewed our corporate governance practices in light of the Sarbanes-Oxley Act of 2002. Based on that review, the Board of Directors maintains codes of ethics and conduct, corporate governance guidelines, committee charters, complaint procedures for accounting and auditing matters and an Audit Committee pre-approval policy.

Board Leadership Structure

The Company believes that board independence is an important aspect of corporate governance and four members of its Board of Directors are independent. In addition, our independent directors hold periodically scheduled meetings, at which only independent directors are present. The Board of Directors believes that this leadership structure is appropriate for our Company, given the size and scope of our business, the experience and active involvement of our independent directors and our corporate governance practices, which include regular communication with and interaction between and among the Directors, including independent directors, and the Chief Executive Officer and the Chief Financial Officer.

Board Role in Risk Oversight

Management is responsible for the day-to-day management of risks the Company faces, while the Board of Directors, as a whole and through its committees, provides risk oversight. In its risk oversight role, the Board of Directors must satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed, including assessing major risk factors relating to the Company and its performance, and reviewing measures to address and mitigate risks. While the full Board of Directors is charged with overseeing risk management, various committees of the Board of Directors and members of management also have responsibilities with respect to our risk oversight. In particular, the Audit Committee plays a large role in monitoring and assessing our financial, legal and operational risks, and receives regular reports from the management team regarding comprehensive organizational risk as well as particular areas of concern.

Director Independence

The Board of Directors has evaluated each of its directors’ independence from Renovare based on the definition of “independence” established by NASDAQ and has determined that Messrs. Graham, Littlejohn and Rohleder, and Ms. Hentges are independent directors. Effective with Mr. Fuller’s appointment as Chief Administrative officer on March 1, 2020, Mr. Fuller while an independent director prior thereto, is no longer an independent director. In its review of each director’s independence from the Company, the Board of Directors reviewed whether any transactions or relationships currently exist or existed during the past year between each director and the Company and its subsidiaries, affiliates, equity investors or independent registered public accounting firm. The Board of Directors also examined whether there were any transactions or relationships between each director and members of the senior management of the Company or their affiliates.

Stockholder Communications

Stockholders may send communications to our Board of Directors or any committee thereof by writing to the Board of Directors or any committee thereof at Renovare Envirnmental, Inc., Attention: Secretary, 80 Red Schoolhouse Road, Suite 101, Chestnut Ridge, NY 10977. The Secretary will distribute all stockholder communications to the intended recipients and/or distribute to the entire Board of Directors, as appropriate.

In addition, stockholders may also contact the non-management directors as a group or any individual director by writing to the non-management directors or the individual director, as applicable, at Renovare Environmental, Inc., 80 Red Schoolhouse Road, Suite 101, Chestnut Ridge, NY 10977.

Complaint Procedures

Complaints and concerns about accounting, internal accounting controls or auditing or related matters pertaining to the Company may be submitted by writing to the Chairman of the Audit Committee as follows: Renovare Environmental, Inc., Attention: Chairman of the Audit Committee, 80 Red Schoolhouse Road, Suite 101, Chestnut Ridge, NY 10977. Complaints may be submitted on a confidential and anonymous basis by sending them in a sealed envelope marked “Confidential.”

Code of Ethics

The Company has adopted a policy statement entitled Code of Ethics that applies to its chief executive officer and senior financial officers and staff. In the event that an amendment to, or a waiver from, a provision of the Code of Ethics is made or granted, the Company has posted such information on its web site, www.renovareenv.com.

Audit Committee

The Audit Committee is responsible for the oversight and evaluation of (i) the qualifications, independence and performance of our independent auditors; (ii) the performance of our internal audit function; and (iii) the quality and integrity of our financial statements and the effectiveness of our internal control over financial reporting. In addition, the Audit Committee recommends to the Board of Directors the appointment of independent auditors and analyzes the reports and recommendations of such auditors. The Audit Committee also assesses major risk factors relating to the Company and its performance, and reviews measures to address and mitigate financial, legal and operational risks.

Our Audit Committee is currently comprised of Messrs. Graham, Rohleder and Littlejohn, with Mr. Graham serving as the Chairman. The Board of Directors has determined that Mr. Graham qualifies as an audit committee financial expert (as such term is defined under the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder) and that his service on the audit committees of more than two other public companies does not impair his ability to effectively serve on the Company’s Audit Committee. All of the members of the committee have been determined by the Board of Directors to be independent of the Company based on NASDAQ’s definition of “independence”.

Compensation Committee

The Compensation Committee reviews recommendations for executive compensation, including incentive compensation and stock incentive plans and makes recommendations to the Board of Directors concerning levels of compensation of our executive officers and other key managerial personnel as well as the adoption of incentive and stock plans.

The Compensation Committee has the authority to retain or obtain advice from, as well as determine the appropriate compensation of, such compensation consultants, outside counsel and other advisors as the Compensation Committee, in its sole discretion, may deem appropriate.

Our Compensation Committee is currently comprised of Messrs. Littlejohn and Graham and Ms. Hentges, with Ms. Hentges serving as the Chairman. All of the members of the committee have been determined by the Board of Directors to be independent of the Company based on NASDAQ’s definition of “independence”. The Compensation Committee does not formally meet on a regular basis, but only as circumstances require.

Nominating and Governance Committee

The Nominating and Governance Committee, which was established during 2017, reviews and evaluates the size, composition, functions and duties of the Board and establishes the criteria for the selection of candidates to the Board and its committees and makes recommendations to the Board for director nominees and appointments to committees. The Nominating and Governance Committee also develops and recommends to the Board the Corporate Governance Guidelines for the Company and oversees compliance with such Guidelines.

The Nominating and Governance Committee has the authority to retain or obtain advice from, as well as determine the appropriate compensation of, such compensation consultants, outside counsel and other advisors as the Nominating and Governance Committee, in its sole discretion, may deem appropriate.

Our Nominating and Governance Committee is currently comprised of Messrs. Littlejohn and Graham, and Ms. Hentges. The committee has not appointed a chairman since the resignation of James Chambers as a director on March 21, 2022. All of the members of the committee have been determined by the Board of Directors to be independent of the Company based on NASDAQ’s definition of “independence”. The Nominating and Governance Committee does not formally meet on a regular basis, but only as circumstances require.

Board Diversity

We seek diversity in experience, viewpoint, education, skill, and other individual qualities and attributes to be represented on our Board of Directors. We believe directors should have various qualifications, including individual character and integrity; business experience; leadership ability; strategic planning skills, ability, and experience; requisite knowledge of our industry and finance, accounting, and legal matters; communications and interpersonal skills; and the ability and willingness to devote time to our company. We also believe the skill sets, backgrounds, and qualifications of our directors, taken as a whole, should provide a significant mix of diversity in personal and professional experience, background, viewpoints, perspectives, knowledge, and abilities. Nominees are not to be discriminated against on the basis of race, religion, national origin, sex, sexual orientation, disability, or any other basis proscribed by law. Of the five present Directors, one identifies as non-white, one as a female and one of native American heritage. The assessment of prospective directors is made in the context of the perceived needs of our Board of Directors from time to time.

All of our directors have experience in dealing with complex issues. We believe that all of our directors are individuals of high character and integrity, are able to work well with others, and have committed to devote sufficient time to the business and affairs of our company. In addition to these attributes, the description of each director’s background set forth above indicates the specific qualifications, skills, perspectives, and experiences.

Board and Committee Meetings and Actions

Our Board of Directors held a total of six meetings during the fiscal year ended December 31, 2021. During the fiscal year ended December 31, 2021, the Audit Committee held two meetings; the Compensation, and Nominations and Corporate Governance Committees had no formal meetings. During the fiscal year ended December 31, 2021, the Board of Directors acted by unanimous written consent three times and the Nominating and Governance Committee acted by unanimous written consent one time. No director attended fewer than 75% of the aggregate of (i) the total number of meetings of our Board of Directors and (ii) the total number of meetings held by all committees of our Board of Directors on which he or she was a member.

Compensation of Directors

At this time, directors receive no cash remuneration for their services as directors of the Company. The Company reimburses directors for expenses incurred in their service to the Board of Directors. Stock based compensation to directors is presented below.

Compensation of Directors for the Each of the Years in the Two Year Period Ended December 31, 2021

Name		Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
(a)		(b)	(c)	(d)	(e)	(g)	(h)
Frank E. Celli(1)	2021	$-	$-	$-	$-	$-	$-
	2020	-	-	-	-	-	-
James D. Chambers(3)(7)(8)	2021	-	-	-	-	-	-
	2020	-	54,054	-	-	-	54,054
Tony Fuller(2)(3)(6)(7)	2021	-	-	-	-	-	-
	2020	-	54,054	-	-	-	54,054
Robert A. Graham(3)(7)	2021	-	-	-	-	-	-
	2020	-	54,054	-	-	-	54,054
Harriet Hentges(3)(7)	2021	-	-	-	-	-	-
	2020	-	54,054	-	-	-	54,054
Walter Littlejohn III(4)	2021	-	-	-	-	-	-
	2019	-	-	-	-	-	-
Nicholause Rohleder(5)	2021	-	-	-	-	-	-
	2019	-	-	-	-	-	-
Douglas VanOort(3)(6)(7)	2021	-	-	-	-	-	-
	2020	-	54,054	-	-	-	54,054

(1)	Mr. Celli was the CEO through November 5, 2020 and has not received compensation as a director. In connection with Frank E. Celli’s resignation as Chief Executive Officer effective November 5, 2020, Mr. Celli and the Company agreed to continue Mr. Celli’s compensation at the level of $150,000 on annual basis, plus retain certain Company-wide fringe benefits during a transitionary period, which is reflected in the disclosure of compensation to the Company’s principal officers. Mr. Celli resigned as a director on March 18, 2022.
(2)	Mr. Fuller became a director on February 6, 2017 and became the Company’s Chief Administrative Officer effective March 1, 2020 and its Chief Executive Officer effective November 5, 2020. The compensation resulting from Mr. Fuller’s employment by the Company is reflected in the disclosure of compensation to the Company’s principal officers.
(3)	Each of the Director Chambers, Fuller, Graham, Hentges and VanOort were granted 20,000 restricted stock units vesting 1/3rd June 6, 2019, 2020 and 2021. The market price of the underlying common shares on the date of the grants, June 7, 2018 was $3.68 per share. Mr. VanOort resigned as a Director of Renovare effective January 12, 2021.
(4)	Mr. Littlejohn joined Renovare as Director in July 2020.
(5)	Mr. Rohleder joined Renovare as Director in June 2020.
(6)	Mr. VanOort resigned as a Director of Renovare effective January 12, 2021.
(7)	Each of the Director Chambers, Fuller, Graham, Hentges and VanOort were granted 27,027 restricted stock units vesting ½ on June 30, 2020 and ½ on January 30, 2021. The market price of the underlying common shares on the date of the grants, January 30, 2020 was $2.00 per share. Mr. VanOort resigned as a Director of Renovare effective January 12, 2021.
(8)	Mr. Chanbers resigned as Director on March 21, 2022.

Item 11. Executive Compensation

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as the Company’s principal executive officer during the last two completed fiscal years ending December 31, 2021 and 2020.

				Equity	Option	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Total
Tony Fuller(1)	2021	$217,500	—	$—	$—	—	$217,500
(Chief Executive Officer)	2020	79,167	—	28,980	—	—	108,147
Frank E. Celli(2)	2021	150,000	—	—	—	—	150,000
(Former Chief Executive Officer)	2020	156,250	—	44,835	—	—	201,085
Robert A. Joyce(3)	2021	103,432	—	—	—	—	103,432
(Chief Operating Officer)	2020	113,958	—	210,525	—	—	324,483
Brian C. Essman(4)	2021	210,000	—	—	—	—	210,000
(Chief Financial Officer)	2020	210,000	—	—	20,000	—	230,000

The following tables set forth for each named executive officer certain information concerning the outstanding option awards as of December 31, 2021.

Exercise
Name	Grant Date	Exercisable	Unexercisable	Unearned	Price	Expiration
Tony Fuller(1)	—	—	—	—	—	—
Frank E. Celli(2)	—	—	—	—	—	—
Robert A. Joyce(3)	—	—	—	—	—	—
Brian C. Essman(4)	1/30/2020	10,000	—	—	$2.00	1/30/2030

The following tables set forth for each named executive officer certain information concerning the outstanding stock awards as of December 31, 2021.

Equity Incentive Plan Awards – Stock Awards
Name	Number of Unearned Shares, Units or Other Rights that Have Not Vested	Market Value of Shares, Units or Other Rights that Have Not Vested
Tony Fuller(1)	—	$—
Frank E. Celli(2)	—	—
Robert A. Joyce(3)	—	—
Brian C. Essman(4)	—	—

The following table sets forth for each named executive officer certain information concerning exercised equity awards during the year ended December 31, 2021.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized	Number of Shares Acquired in Vesting	Value Realized on Vesting
Tony Fuller(1)	—	—	—	$—
Frank E. Celli(2)	—	—	—	—
Robert A. Joyce(3)	—	—	—	—
Brian C. Essman(4)	—	—	—	—

(1)	Mr. Fuller, who has been a director since February 2017 was appointed the Company’s Chief Administrative Officer March 1, 2020 and the Company’s Chief Executive Officer November 5, 2020. The tables above represent compensation, outstanding equity awards and exercised equity awards resulting from his employment by the Company. Equity awards resulting from his director position with the Company are reflected in the disclosures related to directors. In addition to the cash salary above, during the period from April 1, 2020 to August 14, 2020, Mr. Fuller participated in a cash salary deferral plan along with other officers of the Company through which Mr. Fuller was granted 23,184 Restricted Stock Units that vested on August 20, 2020.
(2)	Appointed August 6, 2015. Mr. Celli was Chief Executive Officer and an owner of BioHiTech America, LLC, the predecessor company to Renovare Environmental, Inc. and continued in his executive role with the Company through November 5, 2021, the effective date of Mr. Celli’s resignation as Chief Executive Officer. Mr. Celli continued as an employee in a transitionary capacity working with Mr. Fuller, and others as needed, during the transition with an annual salary of $150,000 during the period. Mr. Celli resigned his roles with the Company on March 18, 2022. During the period from April 1, 2020 to August 14, 2020, Mr. Celli participated in a cash salary deferral plan along with other officers of the Company through which Mr. Celli was granted 35,027 Restricted Stock Units that vested on August 20, 2020.

(3)	Appointed August 6, 2015. Mr. Joyce was executive Chief Operating Officer and an owner of BioHiTech America, LLC, the predecessor company to Renovare Environmental, Inc. and continued in his executive role with the Company. Mr. Joyce resigned his position on March 24, 2022, prior thereto Mr. Joyce started reducing his active role effective October 1, 2021. During the period from April 1, 2020 to August 14, 2020, Mr. Joyce participated in a cash salary deferral plan along with other officers of the Company through which Mr. Joyce was granted 47,285 Restricted Stock Units that vested on August 20, 2020. In addition, Mr. Joyce was granted 75,000 RSUs on January 30, 2020 that vested over a one-year term.
(4)	Appointed Chief Financial Officer November 2, 2015. On January 30, 2020 Mr. Essman was awarded 10,000 non-qualified options that vest over a one-year term. During 2020, Mr. Essman drew down 102,500 restricted stock units at a market price of $2.00 per share.

Summary of Executive Compensation Plans

Key Employee Incentive Compensation

The Company has an incentive compensation plan for certain key employees. The incentive compensation plan provides for annual bonus payments based upon achievement of certain corporate objectives as determined by the Company’s Board of Directors. There were no awards during the years ended December 31, 2021 and 2020 pursuant to the incentive compensation plan.

2015 Equity Incentive Plan

On August 3, 2015, the Board and a majority of the Company’s shareholders adopted the BioHiTech Global, Inc. 2015 Equity Incentive Plan (“2015 Plan”). The Company has reserved 750,000 shares of common stock for issuance under the terms of the Company’s 2015 Incentive Plan. On July 23, 2020 the common shareholders approved an increase of 500,000 shares available to the 2015 Plan, resulting in a total of 1,250,000 shares being reserved for the 2015 Plan. The 2015 Plan is intended to promote the interests of the Company by attracting and retaining employees, including key employees, consultants, directors, officers and independent contractors (collectively referred to as the “Participants”), and enabling such Participants to participate in the long-term growth and financial success of the Company. Under the 2015 Plan, the Company may grant stock options, which are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended (the “Incentive Stock Options”), non-qualified stock options (the “Nonqualified Stock Options”), stock appreciation rights (“SARs”) restricted stock units (“RSUs”) and restricted stock awards (the “Restricted Stock Awards”), which are restricted shares of common stock (the Incentive Stock Options, the Nonqualified Stock Options, the SARs, RSUs and the Restricted Stock Awards are collectively referred to as “Incentive Awards”). Incentive Awards may be granted pursuant to the 2015 Plan for 10 years from the Effective Date.

2017 Executive Equity Incentive Plan

On January 25, 2017 the Board, subject to future shareholder approval, which was granted on June 7, 2017, adopted the BioHiTech Global 2017 Executive Equity Incentive Plan (“2017 Plan”) to encourage and enable selected, eligible Directors and Executive Officers of the Company and its Affiliates to acquire or to increase their holdings of Common Stock and other equity-based interests in the Company in order to promote a closer identification of their interests with those of the Company and its shareholders, and to provide flexibility to the Company in its ability to motivate, attract and retain the services of Participants upon whose judgment, interest and special effort the successful conduct of its operation largely depends. These purposes may be carried out through the granting of Awards to selected Participants, including the granting of Options in the form of Incentive Stock Options and/or Nonqualified Options; SARs in the form of Freestanding SARs and/or Related SARs; Restricted Awards in the form of Restricted Stock Awards and/or Restricted Stock Units; and/or Other Stock-Based Awards. The 2017 Plan initially allowed for the maximum aggregate number of shares of common stock that may be issued pursuant to awards granted initially shall not exceed 1,000,000 shares. On July 23, 2020 the common shareholders approved an increase of 500,000 shares available to the 2017 Plan, resulting in a total of 1,750,000 shares being reserved for the 2017 Plan.

Compensation Objectives

We believe that the compensation programs for the Company’s executives should reflect the Company’s performance and the value created for the Company’s stockholders. In addition, the compensation programs should support the short-term and long-term strategic goals and values of the Company and should reward individual contributions to the Company’s success. Our compensation plans are consequently designed to link individual rewards with Company’s performance by applying objective, quantitative factors including the Company’s own business performance and general economic factors. We also rely upon subjective, qualitative factors such as technical expertise, leadership and management skills, when structuring executive compensation in a manner consistent with our compensation philosophy.

Determination of Compensation

The Company’s executive compensation program for the named executive officers (NEOs) is administered by the Compensation Committee of the Board of Directors. The Committee makes independent decisions about all aspects of executive compensation, and takes into account compensation data and benchmarks for comparable positions and companies in different applicable geographical areas.

Employment Agreements

Effective October 4, 2013, the Company and Frank E. Celli, its Chief Executive Officer agreed that Mr. Celli would serve as Chief Executive Officer at an annual salary of $200,000, increased to $300,000 effective March 1, 2016, and would be eligible for participation in equity incentive plans, when formed, and a discretionary performance bonus. Mr. Celli will also receive customary benefits including health, life and disability insurance benefits. The agreement was for an initial three-year period that automatically renews for additional one-year periods. Effective November 5, 2021, Mr. Celli resigned as Chief Executive Officer and continues as an employee in a transitionary capacity working with Mr. Fuller, and others as needed during the transition with an annual salary of $150,000 during the period, which ended on March 18, 2022. During the period from April 1, 2020 to August 14, 2020, Mr. Celli participated in a cash salary deferral plan along with other officers of the Company through which Mr. Celli was granted 35,027 Restricted Stock Units that vested on August 20, 2020.

Effective March 1, 2020, the Company and Tony Fuller, a Director, agreed that Mr. Fuller would serve as Chief Administrative Officer at an annual salary initially starting at $50,000 increasing to $150,000 effective July 1, 2020. Mr. Fuller will be eligible for participation in equity incentive plans and receive customary benefits including health, life and disability insurance benefits. During the period from April 1, 2020 to August 14, 2020, Mr. Fuller participated in a cash salary deferral plan along with other officers of the Company through which Mr. Fuller was granted 23,184 Restricted Stock Units that vested on August 20, 2020. Upon Mr. Fullers appointment as Chief Executive Officer his cash salary was increased to $240,000 per year.

Effective October 4, 2013, the Company and Robert Joyce, its Chief Operating Officer agreed that Mr. Joyce would serve as Chief Operating Officer at an annual salary of $250,000, increased to $265,000 effective March 1, 2016, would be eligible for participation in equity incentive plans, when formed, and a discretionary performance bonus. Mr. Joyce will also receive customary benefits including health, life and disability insurance benefits. The agreement was for an initial two-year period that automatically renews for an additional one-year periods. During the period from April 1, 2020 to August 14, 2020, Mr. Joyce participated in a cash salary deferral plan along with other officers of the Company through which Mr. Joyce was granted 47,285 Restricted Stock Units that vested on August 20, 2020.

Effective November 2, 2015, the Company and Brian C. Essman, its Chief Financial Officer agreed that Mr. Essman would serve as Chief Financial Officer at an annual salary of $210,000, a grant of 82,500 restricted shares under the BioHiTech Global, Inc. 2015 Equity Incentive Plan and be eligible for a performance bonus up to 35% of base annual salary. Mr. Essman will also receive customary benefits including health, life and disability insurance benefits. The agreement was for an initial two-year period that automatically renews for one-year periods

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following tables set forth, as of the date of this Record Date, the beneficial ownership of Common Stock for: (1) each director currently serving on our Board of Directors; (2) each of our named executive officers; (3) our directors and executive officers as a group; and (3) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock.  As of the March 31, 2022, there were 32,916,145 shares of Common Stock outstanding.  Except as otherwise noted, each stockholder has sole voting and investment power with respect to the shares beneficially owned. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Shareholder(a)	Beneficial Ownership(b)	Percentage of Class (c)
Frank E. Celli(1)	3,780,422	10.9%
James D. Chambers(2)	1,609,849	4.8
Tony Fuller(3)	80,211	*
Brian C. Essman(4)	172,500	*
Robert A. Graham(5)	65,777	*
Harriet Hentges(6)	77,777	*
Robert A. Joyce(7)	645,657	1.9
Walter Littlejohn III	-	-
Nicholause Rohleder	-	-
Officers and Directors as a Group (9 persons)	6,432,193	18.0

Other 5% or Greater Shareholders:
None	-	-

*	Less than 1%

(a)	The address for all officers, directors and beneficial owners is 80 Red Schoolhouse Road, Suite 101, Chestnut Ridge, NY 10977.

(b)	The preferred stock beneficially held by holders is convertible at various amounts that is available to the holders within 60 days of the date of this table. Warrants, if any, have also been assumed exercised for purposes of this table. Options and restricted stock units, to the extent that they are vested or will be vested within 60 days of the date of this table, are also considered exercised.

(c)	Based upon 32,916,145 shares of common stock outstanding as of March 31, 2022, the Record Date, as adjusted for the conversion of preferred stock and the exercise of warrants, options and restricted stock units, if any, for the individual or entity identified.

(1)	Shares include 1,467,777 shares held directly by Frank E. Celli, 555,106 resulting from the exercise of warrants and 115,027 restricted stock units. Shares also include 565,710 share of common stock, 1,076,805 resulting from the conversion of preferred stock, held indirectly by the Frank E. Celli Family Trust.

(2)	Shares include 146,834 shares held directly, 416,683 resulting from the conversion of preferred stock, 29,764 resulting from the exercise of warrants and 65,776 resulting from options and restricted stock units restricted stock units. Shares also include 914,427 held indirectly by Conundrum Capital Partners LLC (“CCP”) over which Mr. Chambers holds shared voting and dispositive power and 36,364 resulting from the exercise of warrants.

(3)	Shares include 10,000 shares held directly and 70,211 resulting from options and restricted stock units.

(4)	Shares include 102,500 shares held directly and 70,000 shares resulting from restricted stock units.

(5)	Shares include 65,777 shares resulting from options and restricted stock units.

(6)	Shares include 12,000 shares held directly and 65,777 shares resulting from options and restricted stock units.

(7)	Shares include 342,690 shares held directly, 18,182 resulting from the exercise of warrants and 284,785 shares resulting from restricted stock units including those held by immediate family members and family trusts.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company has also entered into various transactions with related parties that are disclosed in the Company’s financial statements filed with the Securities & Exchange Commission in this 2021 Annual Report on Form 10-K. See Note 19. Related Party Transactions.

Item 14. Principal Accountant Fees and Services

Audit Fees and Audit-Related Fees

We were billed for professional services provided through the end of fiscal years ended December 31, 2021 and 2020 by Marcum LLP in the amounts set forth in the following tables:

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

December 31, 2021	$329,883	Marcum, LLP
December 31, 2020	$268,696	Marcum, LLP

Audit Related Fees The aggregate fees in each of the last two years for the assurance and related services provided by the principal accountant that are not reasonably related to the performance of the audit or review of the Company’s financial statements, and are not reported under the paragraph above were approximately:

December 31, 2021	$18,180	Marcum, LLP
December 31, 2020	$30,900	Marcum, LLP

Tax Fees The aggregate fees in each of the last two years for the professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately:

December 31, 2021	$-	Marcum, LLP
December 31, 2020	$-	Marcum, LLP

All Other Fees The aggregate fees in each of the last two years for the products and services provided by the principal accountant, other than the services reported under the paragraphs above were approximately:

December 31, 2021	$-	Marcum, LLP
December 31, 2020	$-	Marcum, LLP

Pre-Approval Policies and Procedures for Audit and Permitted Non-Audit Services

The Audit Committee’s policy requires that the Audit Committee pre-approve all auditing services and permitted non-audit services to be performed by its independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are approved by the Audit Committee prior to the completion of the audit. Either the Chairman of the Audit Committee acting alone or the other two members acting jointly may grant preapprovals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant preapprovals shall be presented to the full Audit Committee or the Board of Directors at its next scheduled meeting.

Consistent with these policies and procedures, the Audit Committee has approved all of the services rendered by Marcum LLP during fiscal years 2021 and 2020, as described above.

PART IV

ITEM 15. EXHIBITS

Number	Description

2.1	Agreement of Merger and Plan of Reorganization between Swift Start Corp., BioHiTech Global, Inc. and Bio Hi Tech America, LLC, dated August 6, 2015 (previously filed as Exhibit 2.1 of the Current Report on Form 8-K filed on August 11, 2015 and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation of BioHiTech Global, Inc., dated August 6, 2015 (previously filed as Exhibit 3.1 of the Current Report on Form 8-K filed on August 11, 2015 and incorporated herein by reference).
3.2	Certificate of Amendment to Certificate of Incorporation of BioHiTech Global, Inc., dated June 12, 2017 (previously filed as Exhibit 3.1 of the Current Report on Form 8-K filed on June 15, 2017 and incorporated herein by reference).
3.3	Certificate of Amendment to Certificate of Incorporation dated December 6, 2021 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 10, 2021).
3.4	Bylaws (previously filed as Exhibit 3.2 of the Registration Statement on Form S-1 filed on November 7, 2013 and incorporated herein by reference).
3.5	Certificate of Formation of Bio Hi Tech America, LLC (previously filed as Exhibit 3.3 of the Current Report on Form 8-K filed on August 11, 2015 and incorporated herein by reference).
3.6	Second Amended and Restated Operating Agreement of Bio Hi Tech America, LLC (previously filed as Exhibit 3.4 of the Current Report on Form 8-K filed on August 11, 2015 and incorporated herein by reference).
4.1	2015 Equity Incentive Plan (previously filed as Exhibit 4.1 of the Annual Report on Form 10-K filed on March 29, 2016 and incorporated herein by reference).
4.2	2017 Executive Equity Incentive Plan (previously filed as Appendix A to the Proxy Statement filed on May 15, 2017 and incorporated herein by reference).
4.3	Specimen stock certificate for common stock (previously filed as Exhibit 4.1 to the Registration Statement on Form S-8 filed on June 11, 2018 and incorporated herein by reference).
4.4	Certificate of Designation of Series A Convertible Preferred Stock (previously filed as Exhibit 4.1 of the Current Report on Form 8-K filed on November 3, 2017 and incorporated herein by reference).
4.5	Certificate of Designation of Series B Convertible Preferred Stock (previously filed as Exhibit 4.1 of the Current Report on Form 8-K filed on January 4, 2018 and incorporated herein by reference).
4.6	Certificate of Designation of Series C Convertible Preferred Stock (previously filed as Exhibit 10.4 of the Current Report on Form 8-K filed on February 6, 2018 and incorporated herein by reference).
4.7	Certificate of Designation of Series E Convertible Preferred Stock (previously filed as Exhibit 4.1 of the Current Report on Form 8-K filed on December 18, 2018 and incorporated herein by reference).
4.8	Certificate of Designation of Series D Convertible Preferred Stock (previously filed as Exhibit 4.8 of the Quarterly Report on Form 10-Q filed on May 15, 2019 and incorporated herein by reference).
4.9	Certificate of Amendment of Certificate of Designation of Series D Convertible Preferred Stock (previously filed as Exhibit 4.9 of the Quarterly Report on Form 10-Q filed on May 15, 2019 and incorporated herein by reference).
4.10	Certificate of Designation of Series F Redeemable, Convertible Preferred Stock of BioHiTech Global, Inc. (previously filed as Exhibit 4.1 on the Current Report on Form 8-K filed March 18, 2020 and incorporated herein by reference).
4.11	Form of Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 23, 2020)
10.1	Form of Securities Purchase Agreement (previously filed as Exhibit 10.1 of the Current Report on Form 8-K filed on April 4, 2017 and incorporated herein by reference).
10.2	Form of Convertible Note (previously filed as Exhibit 4.1 of the Current Report on Form 8-K filed on August 2, 2016 and incorporated herein by reference).
10.3	Form of Convertible Promissory Note (previously filed on Exhibit 10.1 of the Current Report on Form 8-K filed on October 6, 2016 and incorporated herein by reference).

10.4	Form of Warrant (previously filed on Exhibit 10.1 of the Current Report on Form 8-K filed on October 6, 2016 and incorporated herein by reference).
10.5	Form of Convertible Promissory Note (previously filed as Exhibit 10.2 of the Current Report on Form 8-K filed on April 4, 2017 and incorporated herein by reference).
10.6	Form of Warrant (previously filed as Exhibit 10.3 of the Current Report on Form 8-K filed on April 4, 2017 and incorporated herein by reference).
10.7	Form of Convertible Promissory Note (previously filed as Exhibit 10.2 of the Current Report on Form 8-K filed on May 26, 2017 and incorporated herein by reference).
10.8	Form of Warrant (previously filed as Exhibit 10.3 of the Current Report on Form 8-K filed on May 26, 2017 and incorporated herein by reference).
10.9	Form of Convertible Promissory Note (previously filed as Exhibit 10.2 of the Current Report on Form 8-K filed on July 12, 2017 and incorporated herein by reference).
10.10	Form of Warrant (previously filed as Exhibit 10.3 of the Current Report on Form 8-K filed on July 12, 2017 and incorporated herein by reference).
10.11	Technology License Agreement between BioHiTech Global, Inc., E.N.A. Renewables LLC and Entsorgafin S.P.A., dated November 1, 2017 (previously filed as Exhibit 10.1 of the Current Report on Form 8-K filed on November 2, 2017 and incorporated herein by reference).
10.12	Registration Rights Agreement between BioHiTech Global, Inc., E.N.A. Renewables LLC and Entsorgafin S.p.A., dated November 1, 2017 (previously filed as Exhibit 10.2 of the Current Report on Form 8-K filed on November 2, 2017 and incorporated herein by reference).
10.13	Form of Warrant (previously filed as Exhibit 4.2 of the Current Report on Form 8-K filed on January 4, 2018 and incorporated herein by reference).
10.14	Membership Interest Purchase Agreement for Gold Medal Group, LLC, dated January 25, 2018 (previously filed as Exhibit 10.1 of the Current Report on Form 8-K filed on January 30, 2018 and incorporated herein by reference).
10.15	Note Purchase and Security Agreement between the Company and Michaelson Capital Special Finance Fund II, L.P., dated February 2, 2018 (previously filed as Exhibit 10.1 of the Current Report on Form 8-K filed on February 6, 2018 and incorporated herein by reference).
10.16	Senior Secured Term Note in favor of Michaelson Capital Special Finance Fund II, L.P., dated February 2, 2018 (previously filed as Exhibit 10.2 of the Current Report on Form 8-K filed on February 6, 2018 and incorporated herein by reference).
10.17	Securities Exchange and Note Purchase Agreement between the Company and Frank E. Celli, dated February 2, 2018 (previously filed as Exhibit 10.3 of the Current Report on Form 8-K filed on February 6, 2018 and incorporated herein by reference).
10.18	Junior Promissory Note in favor of Frank E. Celli, dated February 2, 2018 (previously filed as Exhibit 10.5 of the Current Report on Form 8-K filed on February 6, 2018 and incorporated herein by reference).
10.19	Credit Agreement between Comerica Bank and BHT Financial, LLC, dated February 2, 2018 (previously filed as Exhibit 10.1 of the Current Report on Form 8-K filed on February 8, 2018 and incorporated herein by reference).
10.20	Master Revolving Note in favor of Comerica Bank, dated February 2, 2018 (previously filed as Exhibit 10.2 of the Current Report on Form 8-K filed on February 8, 2018 and incorporated herein by reference).
10.21	First Amendment to Original Issue Discount Convertible Promissory Note between the Company and holders of the Series C Original Issue Discount Convertible Promissory Notes, dated February 2, 2018 (previously filed as Exhibit 10.3 of the Current Report on Form 8-K filed on February 8, 2018 and incorporated herein by reference).
10.22	Common Stock Purchase Warrant in favor of the holders of the Series C Original Issue Discount Convertible Promissory Notes dated February 2, 2018 (previously filed as Exhibit 10.4 of the Current Report on Form 8-K filed on February 8, 2018 and incorporated herein by reference).
10.23	Membership Interest Purchase and Sale Agreement between the Company, Entsorga USA, Inc. and Entsorga West Virginia LLC, dated November 28, 2018 (previously filed as Exhibit 99.1 on the Current Report on Form 8-K filed on December 4, 2018 and incorporated herein by reference).

10.24	Contribution and Transaction Agreement among Refuel America, LLC, Gold Medal Group, LLC, the Company and E.N.A. Renewables, LLC, dated December 14, 2018 (previously filed as Exhibit 99.4 on the Current Report on Form 8-K filed on December 20, 2018 and incorporated herein by reference).
10.25	Form of Investor Subscription Agreement Series D Convertible Preferred Stock (previously filed as Exhibit 10.25 on the Quarterly Report on Form 10-Q filed on May 15, 2019 and incorporated herein by reference).
10.26	Form of Common Stock Warrant Issued with Series D Convertible Preferred Stock (previously filed as Exhibit 10.26 on Quarterly Report on Form 10-Q filed on May 15, 2019 and incorporated herein by reference).
10.27	Form of Securities Purchase Agreement dated September 5, 2019 between BioHiTech Global, Inc. and certain purchasers (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 6, 2019 and incorporated herein by reference).
10.28	Placement Agent Agreement dated September 5, 2019 by and between BioHiTech Global, Inc. and Spartan Capital Securities, LLC (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 6, 2019 and incorporated herein by reference).
10.29	Form of Placement Agent Warrant (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 6, 2019 and incorporated herein by reference).
10.30	Product and Service Supply Agreement between BioHiTech America LLC and Carnival Corporation, Carnival plc and specified operating companies dated December 18, 2019. (Certain portions of this Exhibit have been omitted) (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 30, 2020and incorporated herein by reference).
10.31	Form of Securities Purchase Agreement of the Registrant’s Series F Redeemable, Convertible Preferred Stock and Warrants (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 18, 2020 and incorporated herein by reference).
10.32	Form of Common Stock Purchase Warrant to be issued together with the Registrant’s Series F Redeemable, Convertible Preferred Stock and Warrants (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 18, 2020 and incorporated herein by reference).
10.33	Loan Agreement under the SBA Paycheck Protection Program dated May 12, 2020 of BioHiTech America, LLC and Comerica Bank (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 14, 2020 and incorporated herein by reference).
10.34	Note under the SBA Paycheck Protection Program dated May 12, 2020 of BioHiTech America, LLC and Comerica Bank (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 14, 2020 and incorporated herein by reference).
10.35	BHT Financial LLC, (Comerica) Amendment No. 2 to Credit Agreement, June 30, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2020)
10.36	BHT Financial LLC, (Comerica) Master Revolving Note, June 30, 2020 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 6, 2020)
10.37	Underwriting Agreement with Maxim Group, LLC. dated July 27, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 30, 2020)
10.38	Form of Underwriter Warrant (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 30, 2020)
10.39	Membership Interest Purchase Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 23, 2020)
10.40	At Market Issuance Sales Agreement by and between BioHiTech Global, Inc. and B. Riley Securities, Inc. dated February 19, 2021 (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on February 22, 2021)
10.41	Common Stock Purchase Agreement, dated as of September 23, 2021, between BioHiTech Global, Inc. and Keystone Capital Partners, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 24, 2021).
10.42	Registration Rights Agreement between the Company and Keystone Capital Partners, LLC, dated September 23, 2021 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 24, 2021).
10.43	Form of Securities Purchase Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2022).

10.44	Form of Placement Agency Agreement dated January 21, 2027 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 26, 2022).
10.45	Form of Registration Rights Agreement dated January 21, 2027 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 26, 2022).
10.45	Form of Common Stock Purchase Warrant (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 26, 2022).
10.46	Form of Agreement of Purchase and Sale Biorenewable Technologies, Inc.. dated February 28, 2022 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 4, 2022).
10.47	Form of Sale and Purchase of Entire Share Capital of Harp Electric Eng. Limited dated February 28, 2022 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 4, 2022).
14.1	Code of Business Conduct and Ethics (previously filed as Exhibit 14.1 on the Annual Report on Form 10-K filed on March 29, 2017 and incorporated herein by reference).
21.1	List of Subsidiaries (filed as Exhibit 21.1 to the Company's Annual Report on Form 10-K filed on April 15, 2022)
23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm (filed as Exhibit 23.1 to the Company's Annual Report on Form 10-K filed on April 15, 2022)*
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*          Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 2, 2022
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

May 2, 2022	/s/ Nicholaus Rohleder
Name: Nicholaus Rohledger
Title: Interim Chairman of the Board

May 2, 2022	/s/ Anthony Fuller
Name: Anthony Fuller
Title: Chief Executive Officer, Director (Principal Executive Officer)

May 2, 2022	/s/ Brian C. Essman
Name: Brian C. Essman
Title: Chief Financial Officer and Treasurer (Principal Financial Officer)

May 2, 2022	/s/ Robert A. Graham
Name: Robert A. Graham
Title: Director

May 2, 2022	/s/ Harriet Hentges
Name: Harriet Hentges
Title: Director

May 2, 2022	/s/ Walter Littlejohn
Name: Walter Littlejohn
Title: Director