Form 10-Q
period 2022-03-31
RENOVARE ENVIRONMENTAL, INC.
filed 2022-06-30
CIK 1590383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	RENO	OTC Pink

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 28, 2022
Common Stock, $0.0001 par value per share	35,199,478

Renovare Environmental, Inc. and Subsidiaries

i

PART I -            FINANCIAL INFORMATION

Item 1.                Financial Statements

Renovare Environmental, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenue
Equipment sales	$550,640	$2,266,513
Rental, service and maintenance	542,762	421,229
MBT (Mechanical Biological Treatment)	42,504	352,548
Total revenue	1,135,906	3,040,290
Operating expenses
Equipment sales	318,843	1,236,016
Rental, service and maintenance	318,477	255,709
MBT processing	393,436	677,277
Selling, general and administrative	1,882,071	1,645,957
Depreciation and amortization	496,158	501,833
Total operating expenses	3,408,985	4,316,792
Loss from operations	(2,273,079)	(1,276,502)
Other expenses
Interest income	(147)	(187)
Interest expense	1,079,852	1,028,405
Loss from unconsolidated entity	22,058	30,003
Total other expenses, net	1,101,763	1,058,221
Net loss	(3,374,842)	(2,334,723)
Net loss attributable to non-controlling interests	—	(700,510)
Net loss attributable to Parent	(3,374,842)	(1,634,213)
Other comprehensive income (loss)
Foreign currency translation adjustment	38,775	(10,675)
Comprehensive loss	$(3,336,067)	$(1,644,888)

Net loss attributable to Parent	$(3,374,842)	$(1,634,213)
Deemed dividend on down round features	(553,379)	—
Preferred stock dividends	(175,169)	(182,855)
Net loss attributable to common shareholders	(4,103,390)	(1,817,068)
Net loss per common share - basic and diluted	$(0.13)	$(0.07)
Weighted average number of common shares outstanding - basic and diluted	32,179,275	24,320,618

See accompanying notes to unaudited condensed consolidated financial statements.

Renovare Environmental, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,
	2022	December 31,
	(Unaudited)	2021
Assets
Current Assets
Cash	$53,279	$180,381
Restricted cash	2,527,322	3,764,652
Accounts receivable, net of allowance for doubtful accounts of $198,481 and $183,729 as of March 31, 2022 and December 31, 2021, respectively (related party $424,150 and $461,674 as of March 31, 2022 and December 31, 2021, respectively)	903,716	1,247,868
Inventory	331,394	647,760
Prepaid expenses and other current assets	190,073	119,273
Total Current Assets	4,005,784	5,959,934
Restricted cash	2,584,163	2,584,099
Equipment on operating leases, net	814,206	924,769
MBT facility, equipment, fixtures and vehicles, net	30,563,470	30,955,155
Operating lease right of use assets	1,165,157	1,186,241
Investment in unconsolidated entity	643,809	665,867
Other assets	60,306	60,306
Total Assets	$39,836,895	$42,336,371

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities
Line of credit	$1,500,000	$1,500,000
Advances from related parties	885,000	935,000
Accounts payable (related party $597,544 and $552,042 as of March 31, 2022 and December 31, 2021, respectively)	4,691,469	4,133,637
Accrued interest payable	822,730	1,410,568
Accrued expenses and liabilities	1,401,579	1,314,261
Deferred revenue	178,405	247,402
Customer deposits	319,266	603,431
Notes payable to EntsorgaFin S.p.A (related party)	1,254,696	1,254,696
Senior Secured Note	3,281,250	3,275,000
Nonrecourse WV EDA Senior Secured Bonds payable	33,000,000	33,000,000
Note Payable	100,000	100,000
Current portion of long term debt	2,691	3,820
Total Current Liabilities	47,437,086	47,777,815
Junior note due to related party, net of unamortized discounts of $44,843 and $50,549 as of March 31, 2022 and December 31, 2021, respectively	999,634	993,928
Accrued interest (related party)	2,160,219	2,070,324
Non-current lease liabilities	1,101,243	1,119,754
Total Liabilities	51,698,182	51,961,821
Series A redeemable convertible preferred stock, 333,401 shares designated and issued, and 95,312 outstanding as of March 31, 2022 and December 31, 2021	476,560	476,560
Commitments and Contingencies (Note 8)
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 3,209,210 designated; 1,936,214 and 1,936,214 issued; 535,064 and 540,064 outstanding, including Sr. A redeemable preferred stock, which is excluded from permanent equity, as of March 31, 2022 and December 31, 2021, respectively	4,725,529	4,768,979
Common stock, $0.0001 par value, 50,000,000 shares authorized, 32,916,145 and 30,531,145 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	3,291	3,053
Additional paid in capital	79,025,440	77,317,895
Accumulated deficit	(95,998,340)	(92,059,396)
Accumulated other comprehensive (loss)	(93,767)	(132,541)
Stockholders’ deficit attributable to Parent	(12,337,847)	(10,102,010)
Stockholders’ equity attributable to non-controlling interests	—	—
Total Stockholders’ Deficit	(12,337,847)	(10,102,010)
Total Liabilities and Stockholders’ Deficit	$39,836,895	$42,336,371

See accompanying notes to unaudited condensed consolidated financial statements.

Renovare Environmental, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,374,842)	$(2,334,723)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	496,158	501,833
Amortization of operating lease right of use assets	21,084	19,190
Provision for bad debts	15,000	15,000
Share based employee and vendor compensation	35,734	257,989
Interest resulting from amortization of financing costs and discounts	143,447	97,244
Loss from unconsolidated entity	22,058	30,003
Changes in operating assets and liabilities	402,901	(526,057)
Net cash used in operating activities	(2,238,460)	(1,939,521)
Cash flow from investing activities:
Purchases of facility, equipment, fixtures and vehicles	—	(18,402)
MBT facility development costs incurred	—	(26,145)
Net cash used in investing activities	—	(44,547)
Cash flows from financing activities:
Proceeds from the issuances of common stock	1,075,220	6,895,618
Payments of long-term debt	(1,128)	(1,075)
Payment of senior secured note	(150,000)	—
Related party advances (payments), net	(50,000)	—
Net cash provided by financing activities	874,092	6,894,543
Effect of exchange rate on cash (restricted and unrestricted)	—	(92)
Net change in cash (restricted and unrestricted)	(1,364,368)	4,910,383
Cash - beginning of period (restricted and unrestricted)	6,529,132	6,896,495
Cash - end of period (restricted and unrestricted)	$5,164,764	$11,806,878

Supplementary cash flow information (cash paid during the periods):
Interest	$1,332,906	$1,384,380
Income taxes	—	—

Supplementary Disclosure of Non-Cash Investing and Financing Activities:
Transfer of inventory to leased equipment	$—	$7,583
Accrual of Series A preferred stock dividends	10,723	14,098
Payment of Series A preferred stock dividends in common stock	—	79,181
Payment of preferred stock dividends in common stock	—	390,460
Issuance of subsidiary membership interest in exchange for liabilities due non-controlling interest entity	—	1,918,947
Exchange of subsidiary non-controlling interest in exchange for liabilities owed Company by non-controlling interest entity	—	333,135

Reconciliation of Cash and Restricted Cash:
Cash	$53,279	$7,314,056
Restricted cash (current)	2,527,322	1,884,813
Restricted cash (non-current)	2,584,163	2,608,009
Total cash and restricted cash at the end of the period	$5,164,764	$11,806,878

See accompanying notes to unaudited condensed consolidated financial statements.

Renovare Environmental, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity (Unaudited)

Statement of Stockholders’ Deficit Attributable to Parent for the Three Months Ended March 31, 2022:

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares		Shares		Paid in	Comprehensive	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Other Loss	Deficit	Total
Balance at January 1, 2022	444,752	$4,768,979	30,531,145	$3,053	$77,317,895	$(132,541)	$(92,059,396)	$(10,102,010)
Common stock sold in private placement, net of offering costs	—	—	2,241,667	224	1,074,996	—	—	1,075,220
Common stock issued to vendor for services rendered	—	—	60,000	6	28,074	—	—	28,080
Sr. C preferred stock conversion	(5,000)	(43,450)	83,333	8	43,442	—	—	—
Sr. A preferred stock dividend accrual	—	—	—	—	—	—	(10,723)	(10,723)
Deemed dividend resulting from down round adjustment in warrant exercise and preferred stock conversion pricing	—	—	—	—	553,379	—	(553,379)	—
Share-based employee and director compensation	—	—	—	—	7,654	—	—	7,654
Net loss	—	—	—	—	—	—	(3,374,842)	(3,374,842)
Foreign currency translation adjustment	—	—	—	—	—	38,774	—	38,774

Balance at March 31, 2022	439,752	$4,725,529	32,916,145	$3,291	$79,025,440	$(93,767)	$(95,998,340)	$(12,337,847)

Statement of Stockholders’ Equity Attributable to Non-Controlling Interests in Consolidated Subsidiaries for the Three Months Ended March 31, 2022:
	Non- Controlling	Accumulated
	Equity Interest	Deficit	Total
Balance at January 1, 2022	$9,665,396	$(9,665,396)	$—
Net loss	—	—	—

Balance at March 31, 2022	$9,665,396	$(9,665,396)	$—

Statement of Stockholders’ Equity Attributable to Parent for the Three Months Ended March 31, 2021:
					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares		Shares			Comprehensive	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Other Loss	Deficit	Total
Balance at January 1, 2021	722,980	$6,621,576	23,354,130	$2,334	$60,253,664	$(143,814)	$(64,419,802)	$2,313,958
Common stock sold, net of offering costs	—	—	3,416,663	342	6,895,276	—	—	6,895,618
Common stock issued to employee under restricted stock units and vendor for services rendered	—	—	174,512	17	90,703	—	—	90,720
Warrants exercised	—	—	148,471	15	(15)	—	—	—
Sr. A redeemable preferred stock conversion, dividend payments and accrual (Sr. A preferred is not included in equity preferred shares)	—	—	127,324	13	229,162	—	(14,098)	215,077
Sr. C preferred stock dividend payment	—	—	44,577	5	80,233	—	(80,238)	—
Sr. D preferred stock conversion and dividend payments	(11,100)	(865,304)	749,321	76	1,104,017	—	(238,789)	—
Sr. F preferred dividend payments	—	—	42,381	4	76,707	—	(76,711)	—
Share-based employee and director compensation	—	—	—	—	167,269	—	—	167,269
Net loss	—	—	—	—	—	—	(1,634,213)	(1,634,213)
Foreign currency translation adjustment	—	—	—	—	—	(10,675)	—	(10,675)

Balance at March 31, 2021	711,880	$5,756,272	28,057,379	$2,806	$68,897,016	$(154,489)	$(66,463,851)	$8,037,754

Statement of Stockholders’ Equity Attributable to Non-Controlling Interests in Consolidated Subsidiaries for the Three Months Ended March 31, 2021:
	Non-Controlling	Accumulated
	Equity Interest	Deficit	Total
Balance at January 1, 2021	$8,079,585	$(6,938,919)	$1,140,666
Membership units issued to non-controlling member	1,918,946	—	1,918,946
Membership units assigned to BioHiTech by non-controlling member	(333,135)	—	(333,135)
Net loss	—	(700,510)	(700,510)

Balance at March 31, 2021	$9,665,396	$(7,639,429)	$2,025,967

See accompanying notes to unaudited condensed consolidated financial statements.

Renovare Environmental, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021 and as of March 31, 2022 and December 31, 2021

Note 1. Basis of Presentation and Going Concern

Nature of Operations - Renovare Environmental, Inc., formerly known as BioHiTech Global, Inc. (the “Company” or “Renovare”) through its wholly-owned and controlled subsidiaries, provides cost-effective and sustainable environmental management solutions.

Our cost-effective technology solutions include biological disposal of food waste on-site, proprietary real-time data analytics tools to reduce food waste generation, and patented processing of municipal solid waste into a valuable renewable fuel. Our solutions enable businesses and municipalities of all sizes to lower disposal costs while having a positive impact on the environment. When used individually or in combination, our solutions lower the carbon footprint associated with waste transportation and can reduce or virtually eliminate landfill usage.

During the first quarter of 2022 the Company commenced an operational and strategic review of Entsorga West Virginia LLC (“EWV”) and its facility based MBT operations in Martinsburg, West Virginia (the “Facility”) that resulted in a decision to pause production operations to allow for reducing losses and cash requirements from the Facility. This pause has continued into the second quarter of 2022.

Since March 2020, when the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, as well as those from new strains of the virus, the Company has monitored the near term and longer term impacts of COVID-19 and any related business and travel restrictions and other changes intended to reduce its spread, and its impact on operations, financial position, cash flows, inventory, supply chains, purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. Due to the nature of the pandemic, while presently the level of the pandemic is low, the magnitude and duration of the pandemic and its impact on the Company’s operations, liquidity and financial performance may depend on certain developments, including duration, spread and reemergence of the outbreak, its impact on our customers, supply chain partners and employees, and the range of governmental and community reactions to the pandemic.

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

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2021, which contains the audited financial statements and notes thereto, for the years ended December 31, 2021 and 2020 included within the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 15, 2022. The financial information as of December 31, 2021 presented hereto is derived from the audited consolidated financial statements presented in the Company’s audited consolidated financial statements for the year ended December 31, 2021. The interim results for the three months ended March 31, 2022 is not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

As of March 31, 2022 and December 31, 2021, the Company’s active wholly-owned subsidiaries were BioHiTech America, LLC, BioHiTech Europe Limited, BHT Financial, LLC, BRT HoldCo Inc. (formed in 2022) and BHT Renewables LLC (formerly E.N.A. Renewables LLC), and its controlled subsidiary was Refuel America LLC (68.2%) and its wholly-owned subsidiaries Apple Valley Waste Technologies Buyer, Inc., Apple Valley Waste Technologies, LLC, New Windsor Resource Recovery LLC and Rensselaer Resource Recovery LLC and its controlled subsidiary Entsorga West Virginia LLC (93.5%). As each of these subsidiaries operate as environmental-based service entities under a single management structure, under Fianancial Accounting Stardards Board Accounting Standards (“ASC”) 280 Segment Reporting, the Company reports as a single segment company.

Renovare Environmental, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021 and as of March 31, 2022 and December 31, 2021

Going Concern and Liquidity - For the three months ended March 31, 2022, the Company had a consolidated net loss of $3,374,842, incurred a consolidated loss from operations of $2,273,079 and used net cash in consolidated operating activities of $2,238,460. At March 31, 2022, consolidated total stockholders’ deficit amounted to $12,337,847 and the Company had a consolidated working capital deficit of $43,431,302. The working capital deficit includes $33,000,000 of non-recourse bonds and $3,281,250 of a senior secured note that are presently in default of their most recent forbearance agreements or not compliant with their financial covanents. The Company does not yet have a history of financial profitability. While during the three months ended March 21, 2022, the Company raised $1,075,220 from the sale and issuance of common stock, there is no assurance that the Company will continue to raise sufficient capital or debt to sustain operations or to pursue its strategic initiatives or that such financing will be on terms that are favorable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2. Summary of Significant Accounting Policies

The condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the SEC on a consistent basis with and should be read in conjunction with our audited financial statements for the year ended December 31, 2021. Certain information has been condensed or omitted as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading.

Recent Accounting Standards—

The Company has implemented the following accounting standards during the three months ended March 31, 2022.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting as the market transitions from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The amendments in this update were effective for the Company for the interim and annual periods of 2022. The implementation of Reference Rate Reform (Topic 848) by the Company did not have an impact as none of its instruments included LIBOR rate references.

The Company has not implemented the following accounting standards:

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This standard requires an allowance to be recorded for all expected credit losses for certain financial assets. The new standard introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments. ASU 2016-13 is effective for public companies for interim and annual period beginning after December 15, 2022. Entities are required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company has not yet adopted this update and is currently evaluating the effect this new standard will have on its financial condition and results of operations.

Renovare Environmental, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021 and as of March 31, 2022 and December 31, 2021

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted earnings per share computation. As the Company is under SEC rules is classified as a smaller reporting company, this guidance is effective for fiscal years beginning after December 15, 2023.

There have been no other recent accounting standards or changes in accounting standards that have been issued but not yet adopted that are of significance, or potential significance, to the Company.

Loss per Share - The Company’s potential dilutive instruments include convertible preferred stock, options, convertible debt and warrants. For the three months ended March 31, 2022 and 2021, as the exercise price of the Company’s outstanding options and warrants was greater than the market price of our common shares those instruments were not dilutive. The following have excluded from the calculation of diluted loss per share as they are anti-dilutive for the three months ended March 31:

	2022	2021
Restricted stock units	918,922	904,147
Convertible preferred shares	9,880,074	4,466,285
Total	10,798,996	5,370,432

Note 3. Equipment on Operating Leases, net

Equipment on operating leases consist of the following:

	March 31,	December 31,
	2022	2021
Leased equipment	$3,101,223	$3,115,369
Less: accumulated depreciation	(2,287,017)	(2,190,600)
Total Equipment on Operating Leases, net	$814,206	$924,769

The Company is a lessor of digester units under non-cancellable operating lease agreements expiring through January 2026.

During the three months ended March 31, 2022 and 2021, revenue under the agreements, which is included in rental, service and maintenance revenue, amounted to $258,962 and $320,605, respectively. During the three months ended March 31, 2022 and 2021, depreciation expense amounted to $104,472 and $114,792, respectively.

The minimum future estimated contractual payments to be received under these leases as of March 31, 2022 is as follows:

Year ending December 31,
2022, remaining	$709,640
2023	588,084
2024	305,051
2025	129,983
2026 and thereafter	41,839
$1,774,597

Renovare Environmental, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021 and as of March 31, 2022 and December 31, 2021

Note 4. MBT facility, equipment, fixtures and vehicles, net

MBT facility, equipment, fixtures and vehicles, net consist of the following:

	March 31,	December 31,
	2022	2021
MBT facility	$27,491,859	$27,491,859
MBT equipment	7,676,527	7,676,527
Computer software and hardware	112,073	112,073
Furniture and fixtures	48,196	48,196
Vehicles	50,319	50,319
	35,378,974	35,378,974
Less: accumulated depreciation and amortization	(4,815,504)	(4,423,819)
Total MBT facility, equipment, fixtures and vehicles, net	$30,563,470	$30,955,155

During the three months ended March 31, 2022 and 2021, depreciation expense amounted to $391,686 and $348,795, respectively.

Note 5. Line of Credit, Promissory Notes Payable, Notes Payable, Advances, Bonds and Long-Term Debts

Line of Credit, Promissory Notes Payable, Notes Payable, Advances, Bonds and Long-Term Debts consist of the following:

	March 31, 2022		December 31, 2021

		Non-		Non-
	Current	Current	Current	Current
Demand note, line of credit	$1,500,000	$—	$1,500,000	$—
Advance from related party (See Note 11 Related Parties)	885,000	—	935,000	—
Senior secured note	3,281,250	—	3,275,000	—
Junior note due to related party	—	999,634	—	993,928
EntsorgaFin S.p.A notes payable	1,254,696	—	1,254,696	—
Note payable	100,000	—	100,000	—
Nonrecourse WV EDA senior secured bonds	33,000,000	—	33,000,000	—
Long term debts, remaining balances	2,691	—	3,820	—
Total Notes, Bonds, Debts and Borrowings	$40,023,637	$999,634	$40,068,516	$993,928

Michaelson Senior Secured Term Promissory Financing - On February 17, 2022 the Company and MCSFF entered into a forbearance agreement that provided that the quarterly repayment due on February 15, 2022 of $625,000 be deferred until March 8, 2022 and subsequently on March 15, 2022 and April 8, 2022 amended the forbearance agreement extending the payment date to April 15, 2022 with a grace period through April 28, 2022. On June 22, 2022 the Company and MCSFF entered into a forbearance agreement through June 30, 2022, if certain conditions are not met, or February 2, 2023 unless an event of default occurs. As of March 31, 2022 and December 31, 2021, the Company did not receive a waiver for non-compliance with certain financial covenants and has recognized the entire amount of the note as a current liability. All remaining unamortized bifurcation and deferred costs associated with the note has been recognized as interest expense during the year ended Decmber 31, 2021.

EntsorgaFin S.p.A Notes Payable - On May 19, 2021 the Company’s subsidiary EWV executed a series of notes related to the settlement of a previously recognized claim (See Note 8 Commitments and Contingencies) with EntsorgaFin S.p.A (“EFin”), the parent company of Entsorga USA, Inc., a non-controlling member of the Company’s EWV subsidiary. The series of notes are comprised of 24 monthly notes of $41,725 bearing interest at 1% if not paid at maturity, of which 4 notes, totaling $166,900 are only payable if EFin successfully repairs certain equipment at the EWV facility. In addition to the 24 notes, there is a note for $253,296 (“Default Note”) that is only payable in the event of a default on the other notes due to EFin. The 24 monthly notes totaling $1,001,400 had initially been discounted at the rate of 6.6%, resulting in an initial net balance due of $917,421, which is the amount that the Company had previously accrued for the claims made. On November 1, 2021 EWV failed to repay a note then due; accordingly the default note and interest has been recognized as interest expense during the year ended December 31, 2021 and all notes have been classified as currently due.

Renovare Environmental, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021 and as of March 31, 2022 and December 31, 2021

Entsorga West Virginia, LLC Nonrecourse WVEDA Solid Waste Disposal Revenue Bonds - The loan agreement and indenture of trust, which are collateralized by the assets and membership interests of EWV, place restrictions on the EWV and its members regarding additional encumbrances on the property, disposition of the property, and limitations on equity distributions. The loan agreement also provides for financial covenants, which became effective on September 30, 2019. As of March 31, 2022 and December 31, 2021 the Company was not in compliance with all of the financial and other covenants and was in default on principal repayments due in through February 2021. The Company has entered into a series forbearance agreements and amendments, most recently on November 15, 2021 with the bond trustee that provided, they will not accelerate the repayment of the bonds due to the defaults through October 1, 2022. During December 2021 EWV failed to make payments under the forbearance agreement and as described in Notes 1 and 8, during the first quarter of 2022, the Company commenced a review of its facility collateralizing the WVEDA Bonds that resulted in a decision to pause production operations. As a result of the forbearance default, as of March 31, 2022 and December 31, 2021, the Company has recognized the entire amount of the WVEDA Bonds as a current liability and accelerated the recognition of the unamortized deferred costs as interest expenses as of December 31, 2021.

Contractual Maturities, as adjusted for non-compliance with terms or covenants, of Demand Note, Promissory Notes Payable, Notes Payable, Advances, Bonds and Long-Term Debts as of March 31, 2022, excluding discounts and deferred finance costs, are as follow:

	2022,				2026 and
	remaining	2023	2024	2025	thereafter	Total
Demand note, line of credit	$1,500,000	$—	$—	$—	$—	$1,500,000
Advance from related party	885,000	—	—	—	—	885,000
Senior secured note	3,281,250	—	—	—	—	3,281,250
Junior note due to related party	—	—	999,634	—	—	999,634
EntsorgaFin S.p.A notes payable	1,254,696	—	—	—	—	1,254,696
Note Payable	100,000	—	—	—	—	100,000
Nonrecourse WVEDA senior secured bonds	33,000,000	—	—	—	—	33,000,000
Long term debts, remaining balances	2,691	—	—	—	—	2,691
Total Maturities by Year	$40,023,637	$—	$999,634	$—	$—	$41,023,271

Note 6. Equity and Equity Transactions

The Company has 50,000,000 shares of its $0.0001 par common stock and 10,000,000 shares of blank check preferred stock authorized by its shareholders. As of March 31, 2022 and December 31, 2021, 32,916,145 and 30,531,145 shares of common stock, respectively, have been issued; and 3,209,210 shares of preferred stock have been designated in five series of shares that have a total of $2,104,582 in accumulated, but undeclared preferential dividends as of March 31, 2022, as follows:

					Outstanding		Carrying Amount
			Stated	Conversion	March 31,	December 31,	March 31,	December 31,
	Designated	Issued	Value	Rate	2022	2021	2022	2021
Series A Convertible*	333,401	333,401	$5.00	$0.60	95,312	95,312	$476,560	$476,560
Series B Convertible	1,111,200	428,333	5.00	n.a.	—	—	—	—
Series C Convertible	1,000,000	427,500	10.00	0.60	422,500	427,500	3,006,692	3,050,142
Series D Convertible	20,000	18,850	100.00	0.60	6,250	6,250	500,390	500,390
Series E Convertible	714,519	714,519	2.64	2.64	—	—	—	—
Series F Convertible	30,090	13,611	115.00	0.60	11,002	11,002	1,218,447	1,218,447
Total preferred stock	3,209,210	1,936,214			535,064	540,064	$5,202,089	$5,245,539
Excluding Series A*	2,875,809	1,602,813			439,752	444,752	$4,725,529	$4,768,979

*The Series A convertible shares are redeemable and are presented as temporary equity in the condensed consolidated balance sheets.

Renovare Environmental, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021 and as of March 31, 2022 and December 31, 2021

On January 25, 2022, the Company completed a private placement with several investors, wherein a total of 2,141,667 shares of the Company’s common stock, par value $0.0001 per share were issued at a purchase price of $0.60 per share, with warrants to purchase up to 2,141,667 shares of common stock at an exercise price of $0.60 per share, for a total purchase price of $1,285,000 (the “Offering”). The warrants are immediately exercisable on the date of issuance and expire five years from the date of issuance. In connection with the private placement, the Company also entered into a registration rights agreement for the common stock issued and issuable under the warrants.

The Company engaged EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”) as the Company’s placement agent for the Offering pursuant to a Placement Agency Agreement (the “PAA”) dated as of January 21, 2022. Pursuant to the PAA, the Company agreed to pay EF Hutton a cash placement fee equal to 7.0% of the gross proceeds of the Offering and an additional cash fee of $70,000 for EF Hutton’s expenses. In addition the Company issued 100,000 shares of the Company’s common stock, par value $0.0001 per share to Keystone Capital Partners, LLC in connection with this private placement.

The proceeds to the Company were:

Gross proceeds	$1,285,000
Less:
Agents’ fees	99,950
Legal fees	100,926
Filing and other fees	8,904
Net proceeds to the Company	$1,075,220

As a result of the issuance of common stock shares at $0.60 per share, all of the conversion rates of the Company’s outstanding preferred shares were adjusted from $0.757 to $0.60. In addition, the exercise price warrants exercisable into 1,493,619 shares of the Company’s common stock with down round protection features were also reduced from $0.757 to $0.60. The adjustment in conversion rates and exercise prices resulted in a deemed dividend amounting to $553,379 of which $498,571 relating to the Series F convertible preferred stock and $54,808 relating to the warrants.

Under the terms of the Company’s senior lender agreements, the Company is restricted from paying dividends in cash, but is allowed to pay dividends in common stock. The Company, since its merger in 2015, has not paid any cash or stock dividends on common stock. The consolidated financial statements include less than 100% owned and controlled subsidiaries and include equity attributable to non-controlling interests that take the form of the underlying legal structures of the less than 100% owned subsidiaries. Entsorga West Virginia LLC through its limited liability agreement and the agreements related to its WVEDA nonrecourse bonds have restrictions on distributions and loans to owners while the WVEDA nonrecourse bonds are outstanding.

Other Common and Prefered Share Activity during the three months ended March 31, 2022 were:

On February 10, 2022, the Company issued 10,000 shares of the Company’s common stock, par value $0.0001 per share to Michaelson Capital Special Finance Fund II, L.P. (“MCSFF”) at market in connection with MCSFF’s issuance of a consent relating to the private placement described, above.

On March 15, 2022, the Company issued 50,000 shares of the Company’s common stock, par value $0.0001 per share to MCSFF at market in connection with MCSFF’s issuance of a forbearance agreement relating to the Company’s senior debt outstanding to MCSFF.

On March 21, 2022, the Company issued 83,333 shares of the Company’s common stock, par value $0.0001 per share to a holder of the Company’s Series C preferred Stock (“SCPS”) in connection with the conversion of 5,000 shares of the SCPS at $0.60 per common share.

Renovare Environmental, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021 and as of March 31, 2022 and December 31, 2021

Warrants – In connection with the issuance of convertible debt, preferred and common stock and in connection with services provided, the Company has issued warrants to acquire 4,727,335 shares of the Company’s common stock outstanding as of March 31, 2022, as follows:

			Weighted Average
Expiring During the Year	Warrant	Exercise Price	Exercises Price
Ending December 31,	Shares	per Share	per Share
2022	961,783	$0.60 to $5.00	$2.48
2023	740,749	$0.60	$0.60
2024	269,293	$0.60	$0.60
2025	613,843	$0.60 to $2.25	$1.43
2026	—	—	—
2027	2,141,667	$0.60	$0.60

The following table summarizes the outstanding warrant activity for the three months ended March 31, 2022:

Outstanding, January 1, 2022	2,822,034
Issued	2,141,667
Exercised	—
Expired	(236,366)
Outstanding, March 31, 2022	4,727,335

Equity Incentive Plans  — The Company has two shareholder approved equity incentive plans. There were no grants or awards during the three months ended March 31, 2022. The following provides the compensation expense by award type in the condensed consolidated statements of operations and comprehensive loss:

	Three months ended March,
	2022	2021
Stock options	$7,654	$16,361
Restricted stock	—	150,908
Total	$7,654	$167,269

Note 7. Leases

The Company did not enter into or modify any existing leases during the three months ended March 31, 2022. The current portion of the lease liabilities of $217,831 is included in accrued expenses and liabilities in the accompanying consolidated balance sheets. Maturities of lease liabilities under these leases, which have a weighted average remaining term of 19.5 years, as of March 31,2022 is:

Year Ending December 31,
2022, remaining	$217,571
2023	219,140
2024	220,732
2025	158,166
2026 and thereafter	2,754,751
Total lease payments	3,570,360
Less imputed interest	(2,251,285)
Present value of lease liabilities	$1,319,075

Total lease costs under operating leases amounted to $57,129 and $57,129 and total operating cash flows for operating leases amounting to $54,166 and $46,034 for the three months ended March 31, 2022 and 2021, respectively.

Renovare Environmental, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021 and as of March 31, 2022 and December 31, 2021

Note 8. Commitments and Contingencies

During the three months ended March 31, 2022, the Company commenced an operational and strategic review of EWV and its facility based MBT operations in Martinsburg, West Virginia that resulted in a decision to pause production operations to allow for reducing losses and cash requirements from the Facility. This pause has continued into the second quarter of 2022.

In connection with the pause of operations at the Facility, EWV provided a notice of the pause to the West Virginia Department of Environmental Protection (“WVDEP”) which provides the license to operate the facility. While there has been no communications from the WVDEP, under their authority, they may take actions that could include suspending or withdrawing the Facility’s license to operate and other actions to protect the environment. In addition, the Facility’s landlord, Berkeley County Solid Waste Authority (“BCSWA”) has been apprised of the Facility’s pause of operations and on March 24, 2022 BCSWA, by letter, provided a notice of monetary and non-monetary default and reserved their rights under the lease, which include, but are not limited to terminating the lease and requiring EWV perform obligations under the lease. In addition, EWV and the Facility is collateral to a nonrecourse WV EDA senior secured series of bonds (the “Bonds”). While the Bond trustee has not provided a forbearance agreement in connection with the issuance of March 31, 2922 and December 31, 2021 financial statements, they have not taken any actions resulting from our default under the most recent forbearance agreement. Under the terms of the Bonds, the Trustee may declare a default and take actions to secure or foreclose on their collateral, which includes the Facility, other assets and the membership interests in EWV.

During September 2020, the Company’s Entsorga West Virginia subsidiary received notice that EFin, affiliate of a minority owner of EWV, who also provided intellectual property, equipment and engineering services relating to the set-up and initial operation of the Facility, was claiming it was owed $917,420 related to services contracted as part of the Facility’s construction and initial start-up and operation. The Company incurred offsetting costs and expenses greater than the claim correcting or replacing the services that were contracted but that were either not performed or performed correctly. As a result of this claim and the related costs incurred by the Company to cure the deficiencies in the services that were contracted, the Company reflected an impairment charge amounting to $917,420 during the year ended December 31, 2020. On May 19, 2021 the Company signed an agreement, effective May 7, 2021, settling this matter through the issuance of notes payable as described in Note 5. On November 1, 2021, the Company failed to repay a note then due. As of March 31, 2022 and December 31, 2021, the notes amount to $1,254,696, including the effect of the default. On February 25, 2022 EFin filed a complaint in the United States District Court for the Southern District of New York seeking repayment of the notes payable. The Company is defending the claims and does not believe that the outcome will have a material impact on the financial statements of the Company.

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

Note 9. Revenue

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

Renovare Environmental, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021 and as of March 31, 2022 and December 31, 2021

Disaggregation of Revenue — The disaggregation of revenue is as follows:

	Three months ended March 31,
	2022	2021
Revenue Type:
Revenue recognized over time:
Rental of digesters	$258,962	$320,605
Revenue recognized at a point in time:
Services	78,272	292,117
Product sales	798,672	2,427,568
Total	$1,135,906	$3,040,290

Note 10. Risk Concentrations

The Company operates as a single segment on a worldwide basis through its subsidiaries, resellers and independent sales agents. Gross revenues and net non-current tangible assets on a domestic and international basis are as follows:

	United
	States	International	Total
2022:
Revenue, for the three months ended March 31, 2022	1,052,219	83,687	1,135,906
Non-current tangible assets, as of March 31, 2022	31,240,344	197,638	31,437,982

2021:
Revenue, for the three months ended March 31, 2021	$2,957,270	$83,020	$3,040,290
Non-current tangible assets, as of December 31, 2021	31,719,153	221,077	31,940,230

Major customers — During the three months ended March 31, 2022, one customer represented at least 10% of revenues, accounting for 29.6% of revenues. During the three months ended March 31, 2021, one customer represented at least 10% of revenues, accounting for 75.0% of revenues.

As of March 31, 2021, two customers represented at least 10% of accounts receivable, accounting for 46.9% Gold Medal Group LLC (“GMG”) and 32.2% of accounts receivable. As of December 31, 2021, two customers represented at least 10% of accounts receivable, accounting for 37.0% (GMG) and 32.4% of accounts receivable.

Vendor concentration —During the three months ended March 31, 2022, three vendors represented at least 10% of costs of revenue, accounting for 21.9%, 19.5% and 11.4% of costs of revenue. During the three months ended March 31, 2021, three vendors represented at least 10% of costs of revenue, accounting for 24.7%, 22.5% and 19.2% of costs of revenue.

As of March 31, 2022 and December 31, 2021, one vendor represented at least 10% of accounts payable, excluding construction payables and professional fees, accounting for 11% of accounts payable. As of December 31, 2021, excluding construction payables and other professional fees, one vendor represented at least 10% of accounts payable, accounting for 12.4%.

Affiliate relationship — GMG owns a 31.8% interest in Refuel America, LLC, a consolidated subsidiary of the Company. GMG’s subsidiaries, which are not consolidated in the Company’s financial statements have several business relationships with the Company and its subsidiaries that result in revenues and expenses noted above.

Renovare Environmental, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021 and as of March 31, 2022 and December 31, 2021

Note 11. Related Party Transactions

Related parties include Directors, Senior Management Officers, and shareholders, plus their immediate family, who own a 5% or greater ownership interest at the time of a transaction. Related parties also include GMG and its subsidiaries as a result of its interest in Refuel America, LLC, a consolidated entity of the Company.

The tables below presents the face amount of direct related party assets and liabilities and other transactions or conditions as of or during the periods indicated.

		March 31,	December 31,
		2022	2021
Assets:
Accounts receivable	(a)	$424,150	$461,674
Liabilities:
Accounts payable	(b) (c) (d)	597,544	552,042
Accrued interest payable	(f)	346,013	317,645
Long term accrued interest	(e)	2,160,219	2,070,324
Advance from related party	(f)	885,000	935,000
Junior promissory note	(e)	999,634	993,928
EntsorgaFin S.p.A Notes Payable	(h)	1,254,696	1,254,696
Other:
Line of credit guarantee	(g)	1,500,000	1,500,000

The table below presents direct related party expenses or transactions for the three months ended March 31, 2022 and 2021. Compensation and related costs for employees of the Company are excluded from the table below.

		2022	2021
MBT revenue	(b)	37,351	154,326
Operating expenses - MBT	(c)	—	26,819
Operating expenses - Selling, general and administrative	(b) (d)	—	18,750
Interest expense		107,541	101,462
Debt guarantee fees	(g)	16,875	16,875
Interest expense – EntsorgaFin	(h)	—	—

Summary notes:

a -	MBT Disposal Revenues	e -	Junior Promissory Note
b -	Distribution Agreement	f -	Advances from Related Parties
c -	Disposal costs	g -	Line of Credit
d -	Business Services Fees	h -	Claims by Related Party settled in Notes Payable – Note 5. Notes, Bonds, Debts and Borrowings.

Renovare Environmental, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021 and as of March 31, 2022 and December 31, 2021

Note 12. Subsequent Events

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

Harp Letter of Intent — On June 17, 2022, the Company signed a non-binding letter of intent (the “letter”) to enter into a merger agreement with Biorenewable Technologies, Inc. dba  Harp Renewables and its affiliate, Harp Electric Engineering (collectively “Harp”) with the anticipated issuance of the Company’s common stock such that Harp will have an 84% ownership interest in the Company. The Letter provides that the parties have entered into a period of exclusivity in order to negotiate the merger of the Company with Harp wherein, among other items, the Company agreed not to conduct any public offerings, financings, merger or acquisitions. The Letter superseded and replaced all prior oral and/or written discussions or understandings between the parties including the previously disclosed purchase agreements with Harp dated February 28, 2022. The Letter also provides that if the Company terminates the Letter, it will be required to pay Harp a breakup fee in the amount of $850,000.

The February 28, 2022 purchase agreements provided that the Company would acquire all of the issued and outstanding equity of Harp for a purchase price of $20,000,000, comprised of $5,000,000 in cash and $15,000,000 in the Company’s common stock at the purchase price of $0.57 per share and also had a termination fee of $850,000 under certain conditions.

Nasdaq Stock Market Hearing Panel Decision — On June 15, 2022, the Company received formal notice from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Nasdaq Hearings Panel (the “Panel”) has determined to delist the Company’s securities from Nasdaq based upon the Company’s non-compliance with the filing requirements set forth in Nasdaq Listing Rule 5550(a)(2) and (b)(1). As a result of the Panel’s decision, Nasdaq suspended trading in the Company’s securities effective at the open of business on June 17, 2022, and indicated that it intends to file a Form 25 NSE Notification of Delisting with the Securities and Exchange Commission (the “SEC”) once all applicable appeal and review periods have expired in order to effect the formal delisting of the Company’s securities from Nasdaq.

The Company’s shares began trading on the OTC Markets’ “OTC Pink Market” tier under the symbol “RENO.” There may be a very limited market in which the Company’s shares are traded, the Company’s stockholders may find it difficult to sell their shares of the Company and the trading price of the Company’s securities, if any, may be adversely affected. The Company has filed its application with OTC Markets for listing on OTCQB.

June 2, 2022 Private Placement — On June 2, 2022, the Company completed a private placement with several investors, wherein the Company sold units comprised of senior subordinated notes with a total face amount of $246,512 (the “Notes”), 2,200,000 shares of the Common Stock (the “Shares”), par value $0.0001 per share (the “Common Stock”) and 4,149,226 warrants (the “Purchaser Warrants”), for a total purchase price of $209,535 (the “Offering”). The Purchaser Warrants are immediately exercisable on the date of issuance and expire five years from the date of issuance.

In connection with the Offering, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with investors containing customary representations and warranties. The Company and investors also entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company will be required to file a resale registration statement (the “Registration Statement”) with the SEC to register for resale the Shares and the shares of Common Stock issuable upon exercise of the Purchaser Warrants and Representative Warrants, promptly following the Closing Date but in no event later than 30 calendar days after the effective date of the Registration Rights Agreement, and to have such Registration Statement declared effective by the Effectiveness Date (as defined in the Registration Rights Agreement). The Company will be obligated to pay certain liquidated damages to the investors if the Company fails to file the Registration Statement when required, fails to file or cause the Registration Statement to be declared effective by the SEC when required, or fails to maintain the effectiveness of the Registration Statement pursuant to the terms of the Registration Rights Agreement.

Renovare Environmental, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021 and as of March 31, 2022 and December 31, 2021

The Offering was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws. Each of the Purchasers represented that it is an accredited investor within the meaning of Rule 501(a) of Regulation D, and was acquiring the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by the Company or its representatives.

Preferred Stock Conversion — On April 5, 2022, the Company issued 83,333 shares of the Company’s common stock, par value $0.0001 per share to a holder of the Company’s SCPS in connection with the conversion of 5,000 shares of the SCPS at $0.60 per common share.

Renovare Environmental, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021 and as of March 31, 2022 and December 31, 2021

Note 13. Condensed Consolidating Financial Information

The following pages present the Company’s condensed consolidating balance sheet as of March 31, 2022, the condensed consolidating statements of operations and condensed consolidating cash flows for the three months ended March 31, 2022 and 2021 of Entsorga West Virginia LLC and the Parent consolidated with other Company subsidiaries not subject to the nonrecourse WVEDA Solid Waste Disposal Revenue Bond restrictions and the elimination entries necessary to present the Company’s financial statements on a consolidated basis. The following condensed consolidating financial information should be read in conjunction with the Company’s consolidated financial statements.

Condensed Consolidating Balance Sheet as of March 31, 2022

	Parent	Entsorga
	and other	West
	Subsidiaries	Virginia LLC	Eliminations	Consolidated
Assets
Cash	$49,295	$3,984	$—	$53,279
Restricted cash	—	2,527,322	—	2,527,322
Other current assets	10,862,487	494,555	(9,931,859)	1,425,183
Current assets	10,911,782	3,025,861	(9,931,859)	4,005,784
Restricted cash	—	2,584,163	—	2,584,163
MBT facility and other fixed assets	819,587	30,558,089	—	31,377,676
Operating lease right of use assets	291,330	873,827	—	1,165,157
Investment in subsidiaries and intercompany accounts	643,809	—	—	643,809
Other assets	8,500	51,806	—	60,306
Total assets	$12,675,008	$37,093,746	$(9,931,859)	$39,836,895

Liabilities and stockholders’ equity
Line of credit	$1,500,000	$—	$—	$1,500,000
Current portion of Debts and Bonds	3,283,941	33,000,000	—	36,283,941
Other current liabilities	5,130,410	14,454,594	(9,931,859)	9,653,145
Current liabilities	9,914,351	47,454,594	(9,931,859)	47,437,086
Notes payable and other debts	999,634	—	—	999,634
Accrued interest	2,160,219	—	—	2,160,219
Non-current lease liabilities	182,153	919,090	-	1,101,243
WV EDA bonds	-	-	-	-
Total liabilities	13,256,357	48,373,684	(9,931,859)	51,698,182
Redeemable preferred stock	476,560	—	—	476,560
Stockholders’ (deficit) equity:
Attributable to parent	(1,057,909)	(11,279,938)	—	(12,337,847)
Attributable to non-controlling interests	—	—	—	—
Stockholders’ (deficit) equity	(1,057,909)	(11,279,938)	—	(12,337,847)
Total liabilities and stockholders’ (deficit) equity	$12,675,008	$37,093,746	$(9,931,859)	$39,836,895

Renovare Environmental, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021 and as of March 31, 2022 and December 31, 2021

Condensed Consolidating Statement of Operations for the three months ended March 31, 2022

	Parent	Entsorga
	and other	West
	Subsidiaries	Virginia LLC	Eliminations	Consolidated
Revenue	$1,093,402	$42,504	$—	$1,135,906
Operating expenses
MBT	—	393,436	—	393,436
Rental, service and maintenance	318,477	—	—	318,477
Equipment	318,843	—	—	318,843
Selling, general and administrative	1,551,110	330,961	—	1,882,071
Impairment	—	—	—	—
Depreciation and amortization	106,738	389,420	—	496,158
Total operating expenses	2,295,168	1,113,817	—	3,408,985
Loss from operations	(1,201,766)	(1,071,313)	—	(2,273,079)
Other (income) expenses, net	481,734	620,029	—	1,101,763
Net loss	$(1,683,500)	$(1,691,342)	$—	$3,374,842

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2022

	Parent	Entsorga
	and other	West
	Subsidiaries	Virginia LLC	Eliminations	Consolidated
Cash flows used in operating activities:
Net loss	$(1,683,500)	$(1,691,342)	$—	$(3,374,842)
Non-cash adjustments to reconcile net loss to net cash used in operations	341,492	391,989	—	733,481
Changes in operating assets and liabilities	391,168	11,733	—	402,901
Net cash used in operations	(950,840)	(1,287,620)	—	(2,238,460)

Cash flow used in investing activities:
Purchases of equipment, fixtures and vehicles	—	—	—	—
Other investing activities	—	—	—	—
Net cash used in investing activities	—	—	—	—

Cash flows from financing activities:
Issuances of debt and equity	1,075,220	—	—	1,075,220
Repayments of debt	(201,128)	—	—	(201,128)
Net cash provided by financing activities	874,092	—	—	874,092
Effect of exchange rate on cash	—	—	—	—
Cash – beginning of period (restricted and unrestricted)	126,043	6,403,089	—	6,529,132
Cash – end of period (restricted and unrestricted)	$49,295	$5,115,469	$—	$5,164,764

Renovare Environmental, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021 and as of March 31, 2022 and December 31, 2021

Condensed Consolidating Statement of Operations for the three months ended March 31, 2021

	Parent	Entsorga
	and other	West
	Subsidiaries	Virginia LLC	Eliminations	Consolidated
Revenue	$2,687,742	$352,548	$—	$3,040,290
Operating expenses
Equipment	1,236,016	—	—	1,236,016
Rental, service and maintenance expense	255,709	—	—	255,709
MBT	—	677,277	—	677,277
Selling, general and administrative	1,255,198	390,759	—	1,645,957
Depreciation and amortization	124,851	376,982	—	501,833
Total operating expenses	2,871,774	1,445,018	—	4,316,792
Loss from operations	(184,032)	(1,092,470)	—	(1,276,502)
Other (income) expenses, net	390,338	667,883	—	1,058,221
Net loss	$(574,370)	$(1,760,353)	$—	$(2,334,723)

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2021

	Parent	Entsorga
	and other	West
	Subsidiaries	Virginia LLC	Eliminations	Consolidated
Cash flows used in operating activities:
Net loss	$(574,370)	$(1,760,353)	$—	$(2,334,723)
Non-cash adjustments to reconcile net loss to net cash used in operations	520,832	400,427	—	921,259
Changes in operating assets and liabilities	(2,011,040)	1,484,983	—	(526,057)
Net cash used in operations	(2,064,578)	125,057	—	(1,939,521)

Cash flow used in investing activities:
Purchases (sales) of facility, equipment, fixtures and vehicles	—	(18,402)	—	(18,402)
Other investing activities	(26,145)	—	—	(26,145)
Net cash used in investing activities	(26,145)	(18,402)	—	(44,547)

Cash flows from financing activities:
Issuances of debt and equity	6,895,618	—	—	6,895,618
Repayments of debt	(1,075)	—	—	(1,075)
Net cash provided by financing activities	6,894,543	—	—	6,894,543
Effect of exchange rate on cash	(92)	—	—	(92)
Cash – beginning of period (restricted and unrestricted)	2,379,927	4,516,568	—	6,896,495
Cash – end of period (restricted and unrestricted)	$7,183,655	$4,623,223	$—	$11,806,878

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on April 15, 2022.

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

Although these forward-looking statements reflect the good faith judgment of our management, such statements can only be based upon facts and factors currently known to us. Forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. As a result, our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors” in our Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on April 15, 2022. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

The COVID-19 coronavirus pandemic (“COVID-19”) may adversely affect our business, results of operations, financial condition, liquidity, and cash flow.

Since March 2020, when the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, as well as those from new strains of the virus, the Company has monitored the near term and longer term impacts of COVID-19 and any related business and travel restrictions and other changes intended to reduce its spread, and its impact on operations, financial position, cash flows, inventory, supply chains, purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. Due to the nature of the pandemic, while presently the level of the pandemic is low, the magnitude and duration of the pandemic and its impact on the Company’s operations, liquidity and financial performance may depend on certain developments, including duration, spread and reemergence of the outbreak, its impact on our customers, supply chain partners and employees, and the range of governmental and community reactions to the pandemic.

It is unclear how such restrictions, which may contribute to a general slowdown in the global economy, may affect our business, results of operations, financial condition and our future strategic plans.

The digester line of our business has historically been marketed to large organizations such as cruise lines, food distributors, convention centers, hotels, restaurants, stadiums, municipalities and academic institutions. Should there be a resurgence of a pandemic, it is unclear how a prolonged outbreak with travel, commercial and other similar restrictions, may adversely affect our business operations and the business operations of our customers and suppliers; a disruption for a prolonged period will have a negative effect on our business operations.

Shelter-in-place and essential-only travel regulations negatively impacted many of our customers. In addition, while our digesters are manufactured in the United States, we still risk supply chain disruptions due to interruptions in operations at any or all of our suppliers’ facilities and the logistics related to the production and delivery of our products. If we experience significant delays in receiving our products, we will experience delays in fulfilling orders and ultimately receiving payment, which could result in loss of sales and a loss of customers, and adversely impact our financial condition and results of operations.

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

In an effort to expand the capabilities of its digesters, the Company developed a sophisticated Internet of Things (“IoT”) technology platform to provide its customers with transparency into their internal and supply chain waste generation and operational practices. This patented process collects weight related data from the digesters to deliver real-time data that provides valuable information that when analyzed, can improve efficiency and validate corporate sustainability efforts. The Company provides its IoT platform through a SaaS (“Software as a Service”) model that is either bundled in its rental agreements or sold through a separate annual software license. The Company continues to add new capacity sizes and features to its line of Revolution Series Digesters to meet customer needs.

Resource Recovery Technology

The Company has offered Mechanical Biological Treatment (“MBT”) technology to process waste at the municipal or enterprise level. The technology results in a substantial reduction in landfill usage by converting a significant portion of intake, including organic waste and non-recyclable plastics, into a United States EPA recognized alternative fuel that can be used as a partial replacement for coal. The Company is currently exploring additional uses for its Solid Recovered Fuel (“SRF”) such as gasification, fuel for cogeneration and as a feedstock for bio-plastics.

The Company also, through a series of transactions in 2017 and 2018, acquired a controlling interest in the Nation’s first municipal waste processing facility utilizing the technology located in Martinsburg, West Virginia (the “Martinsburg Facility”). The Martinsburg Facility, which commenced operations in 2019, was designed to process up to 110,000 tons of mixed municipal waste annually. At full capacity, the Martinsburg Facility is designed to achieve an estimated annual savings of over 2.3 million cubic feet of landfill space and eliminate many of the greenhouse gases associated with landfilling that waste. During the first quarter of 2022, the Company commenced an operational and strategic review of Entsorga West Virginia LLC and its Martinsburg Facility that resulted in a decision to pause production operations to allow for reducing losses and cash requirements from the Facility. This pause has continued into the second quarter of 2022.

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

Results of operations for the three months ended March 31, 2022 compared to the three months ended March 31, 2021

Overview

For the three months ended March 31, 2022, total revenue amounted to $1,135,906 as compared to $3,040,290 for the three months ended March 31, 2021. Equipment sales for the three months ended March 31, 2022 amounted to $550,640 as compared to $2,266,513 for the three months ended March 31, 2021. This $1,715,873 was primarily driven by reduced Carnival Cruise Lines (“Carnival”) sales as the round out their deployments in 2022 under our contract with them decreased, as compared to 2021 when we were ramping up production for them. We paused operations at the West Virginia MBT facility in the first quarter of 2022 for an operational and strategic review and as a result, year over year revenues declined at the facility by $310,044 to $42,504 for the three months ended March 31, 2022 from $352,548 for the three months ended March 31, 2021. Rental, services and maintenance increased by $121,533 to $542,762 for the three months ended March 31, 2022 from $421,229 for the three months ended March 31, 2021 primarily due to increased parts sales to Carnival, offset in part by a decrease in rental revenues as a result of the Company’s migration to an asset light focus, which includes a de-emphasis in carrying a digester rental portfolio.

The contribution margin from digester revenues was 42% for the three months ended March 31, 2022, as compared to a 44% contribution margin for the three months ended March 31, 2021. This was primarily the result of a 3% margin erosion on equipment sales due to continued raw materials price pressure, offset in part by a 2% increase in the contribution margin related to rental, services and maintenance.

As a result of the pause in operations at the West Virginia MBT facility, direct costs, which are a mix of short term variable and non-variable costs, decreased 42% from $677,277 during the three months ended March 31, 2021 to $393,436 during the three months ended March 31, 2022.

Selling, general and administrative expenses increased by $236,114 (14%) to $1,882,071 for the three months ended March 31, 2022 from $1,645,957 for the three months ended March 31, 2021. This increase was primarily driven by Harp acquisition costs of $184,875, an unhedged US$-GBP postion with our UK subsidiary that resulted in a $60,693 expense due to currency fluctuations primarily driven by the Ukraine uncertainties in the global exchanges, offset in part by the Company terminating a management agreement relating to the West Virginia MBT facility in the second half of 2021.

The loss from operations for the three months ended March 31, 2022 amounted to $2,273,079, a $996,577 increase from $1,276,502 for the three months ended March 31, 2021.

The results of operations by business line are presented below.

	Three months ended September 30,
	Digester and Corporate			MBT Facility			Total
	2022	2021	Change	2022	2021	Change	2022	2021	Change
Revenue
Equipment sales	$550,640	$2,266,513	$(1,715,873)	$—	$—	—	$550,640	$2,266,513	$(1,715,873)
Rental, services and maintenance	542,762	421,229	121,533	—	—	—	542,762	421,229	121,533
MBT	—	—	—	42,504	352,548	(310,044)	42,504	352,548	(310,044)
Total Revenue	1,093,402	2,687,742	(1,594,340)	42,504	352,548	(310,044)	1,135,906	3,040,290	(1,904,384)
Operating Expenses
Equipment sales	318,843	1,236,016	(917,173)	—	—	—	318,843	1,236,016	(917,173)
Rental, services and maintenance	318,477	255,709	62,768	—	—	—	318,477	255,709	62,768
MBT	—	—	—	393,436	677,277	(283,841)	393,436	677,277	(283,841)
Selling, general and administrative	1,551,110	1,255,198	295,912	330,961	390,759	(59,798)	1,882,071	1,645,957	236,114
Depreciation and amortization	106,738	124,851	(18,113)	389,420	376,982	12,438	496,158	501,833	(5,675)
Total operating expenses	2,295,168	2,871,774	(576,606)	1,113,817	1,445,018	(331,201)	3,408,985	4,316,792	(907,807)
Loss from operations	(1,201,766)	(184,032)	(1,017,734)	(1,071,313)	(1,092,470)	21,157	(2,273,079)	(1,276,502)	(996,577)
Other expenses, net	481,734	390,338	91,396	620,029	667,883	(47,854)	1,101,763	1,058,221	43,542
Net loss	$(1,683,500)	$(574,370)	$(1,109,130)	$(1,691,342)	$(1,760,353)	$69,011	$(3,374,842)	$(2,334,723)	$(1,040,119)

Contribution

The contribution by business line and product is presented below.

	Three Months Ended March 31,
	Digester and Corporate			MBT Facility			Total
	2022	2021	Change	2022	2021	Change	2022	2021	Change
Contribution
Equipment sales	$231,797	$1,030,497	$(798,700)	$—	$—	$—	$231,797	$1,030,497	$(798,700)
Rental, services and maintenance	224,285	165,520	58,765	—	—	—	224,285	165,520	58,765
MBT	—	—	—	(350,932)	(324,729)	(26,203)	(350,932)	(324,729)	(26,203)
Total contribution	$456,082	$1,196,017	$(739,935)	$(350,932)	$(324,729)	$(26,203)	$105,150	$871,288	$(766,138)

Contribution rate
Equipment sales	42%	45%	(3)%	—%	—%	—%	42%	45%	(3)%
Rental, services and maintenance	41	39	2	—	—	—	41	39	2
MBT	—	—	—	(826)	(92)	(734)	(826)	(92)	(734)
Total contribution rate	42%	44%	(2)%	(826)%	(92)%	(734)%	9%	29%	(20)%

Selling, General and Administrative Expenses

Selling, general and administrative expenses by business line is presented below.

	Three Months Ended March 31,
	Digester and Corporate			MBT Facility			Total
	2022	2021	Change	2022	2021	Change	2022	2021	Change
Selling, general and administrative expenses
Staffing	$674,607	$568,620	$105,987	$144,912	$97,701	$47,211	$819,519	$666,321	$153,198
Stock based compensation	4,513	165,218	(160,705)	-	-	-	4,513	165,218	(160,705)
Professional fees	537,020	242,840	294,180	3,500	18,650	(15,150)	540,520	261,490	279,030
Office operations	115,888	120,504	(4,616)	181,934	180,199	1,735	297,822	300,703	(2,881)
Other expenses	219,082	158,016	61,066	615	94,209	(93,594)	219,697	252,225	(32,528)
Total Selling, general and administrative expenses	$1,551,110	$1,255,198	$295,912	$330,961	$390,759	$(59,798)	$1,882,071	$1,645,957	$236,114

Consolidated staffing and stock based compensation expenses of $824,032 during the three months ended March 31, 2022 reflect the impact a reduction in issuance of short term stock based compensation as an element of compensation offset by increases in professional and general staffing between the two periods.

Professional fees are presented below.

	Three Months Ended March 31,
	Digester and Corporate			MBT Facility			Total
	2022	2021	Change	2022	2021	Change	2022	2021	Change
Professional fees
Accounting	$222,041	$187,290	$34,751	$—	$—	$—	$222,041	$187,290	$34,751
Legal	51,739	14,350	37,389	3,500	18,650	(15,150)	55,239	33,000	22,239
Investor relations and banking	63,365	31,000	32,365	—	—	—	63,365	31,000	32,365
Harp acquisition transaction	184,875	—	184,875	—	—	—	184,875	—	184,875
Marketing	15,000	10,200	4,800	—	—	—	15,000	10,200	4,800
Total Professional fees	$537,020	$242,840	$294,180	$3,500	$18,650	$(15,150)	$540,520	$261,490	$279,030

Consolidated professional fees increased by $279,030 primarily due to $184,875 in fees related to our pending acquisition of Harp. Accounting and legal expenses increased by $34,751 and $22,239, respectively as a result of increased complex activities during 2022. Investor relations increased by $32,365 primarily due to shareholder outreach activities.

Consolidated other expenses of $219,697 decreased by $32,528 as compared to the three months ended March 31, 2021 due primarily to a $60,693 negative swing in foreign currency exchange (GBPound) on an unhedged position that was influenced by the turmoil in Ukraine, offset by a reduction in management fees in the MBT business line as we brought management in-house later in 2021.

Depreciation and Amortization

Consolidated depreciation and amortization of $496,158 for the three months ended March 31, 2022 decreased by $5,675 from $501,833 for the three months ended March 31, 2021 due to a decrease of $18,113 in the Digester and Corporate business line resulting from more assets becoming fully depreciated, offset by an increase of $12,438 at the MBT faculty due to assets added during 2021.

Other Expenses

Consolidated other expenses of $1,101,763 for the three months ended March 31, 2022 increased by $43,542 as compared to $1,058,221 during the three months ended March 31, 2021 primarily due to a $51,447 increase in interest expense due to default rate interest being incurred on several of the debts, offset by a $47,854 decrease in the MBT facility interest due to a reduction in the amortization of deferred financing costs.

Liquidity and Capital Resources

For the three months ended March 31, 2022, the Company had a consolidated net loss of $3,374,842, incurred a consolidated loss from operations of $2,273,079 and used net cash in consolidated operating activities of $2,238,460. At March 31, 2022, consolidated total stockholders’ deficit amounted to $12,337,847 and the Company had a consolidated working capital deficit of $43,431,302. The working capital deficit includes $33,000,000 of non-recourse bonds and $3,281,250 of a senior secured note that are presently in default of their most recent forbearance agreements or not compliant with their financial covanents. The Company does not yet have a history of financial profitability. While during the three months ended March 31, 2022, the Company raised $1,075,220 from the sale and issuance of common stock, there is no assurance that the Company will continue to raise sufficient capital or debt to sustain operations or to pursue its strategic initiatives or that such financing will be on terms that are favorable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Cash

As of March 31, 2022 and December 31, 2021, the Company had unrestricted cash balances of $53,279 and $180,381, respectively. In addition, as of March 31, 2022 and December 31, 2021, the Company had restricted cash balances of $5,111,485 and $6,348,751 relating to its nonrecourse West Virginia EDA Senior Secured Bonds payable.

Borrowing and Debt

See Note 5. Line of Credit, Promissory Notes Payable, Notes Payable, Advances, Bonds and Long-Term Debts to the Condensed Consolidated Financial Statements filed herewith.

Cash Flows

Cash flows used in operating activities — We used $2,238,460 of cash in operating activities during the three months ended March 31, 2022, an increase of $298,939 from $1,939,521 of cash used in operating activities during the three months ended March 31, 2021. Excluding the change in operating assets and liabilities, we used $2,641,361 of cash in operating activities during the three months ended March 31, 2022, as compared to $1,413,464 of cash used in operating activities, excluding changes in operating assets and liabilities during the three months ended March 31, 2021. Our net loss for the three months ended March 31, 2022 of $3,374,842 was reduced by $733,481 of non-cash operating income and expenses as compared to a net loss for the three months ended March 31, 2021 of $2,334,723 that was reduced by $921,259 of non-cash operating income and expenses. The $187,778 decrease in non-cash operating income and expenses was primarily the result of a $222,255 decrease in share based employee and vendor compensation.

Cash flows used in investing activities — No cash was used in investing activities during the three months ended March 31, 2022, as compared to a usage of $44,547 during the three months ended March 31, 2021.

Cash flows from financing activities — Cash flows from financing activities amounted to $874,092 during the three months ended March 31, 2022, a decrease of $6,020,451 from $6,894,543 of cash flows from financing activities during the three months ended March 31, 2021. This decrease was primarily due to a decrease in cash flows from the issuance of common stock shares of $5,820,398 and an increase in payments on the Company’s senior secured note of $150,000 and a decrease in advances from related parties of $50,000.

Off Balance Sheet Arrangements

We have not entered into or are a party to any off-balance sheet arrangements during the three months ended March 31, 2022.

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

During the first quarter of 2022, the Company commenced an operational and strategic review of EWVLLC and its Facility based MBT operations in Martinsburg, West Virginia that resulted in a decision to pause production operations to allow for reducing losses and cash requirements from the Facility. The pause has continued into the second quarter of 2022.

In connection with the pause of operations at the Facility, EVWLLC provided notice of the pause to the West Virginia Department of Environmental Protection (“WVDEP”) which provides the license to operate the Facility. While there has been no communications from the WVDEP, under their authority, they may take actions that could include suspending or withdrawing the Facility’s license to operate and other actions to protect the environment. In addition, the Facility’s landlord, Berkeley County Solid Waste Authority (“BCSWA”) has been apprised of the Facility’s pause of operations and on March 24, 2022 BCSWA, by letter, provided a notice of monetary and non-monetary default and reserved their rights under the lease, which include, but are not limited to terminating the lease and requiring EWVLLC perform obligations under the lease. In addition, EWVLLC and the Facility is collateral to a nonrecourse WV EDA senior secured series of bonds (the “Bonds”). While the Bond trustee has not provided a forbearance agreement in connection with the issuance of December 31, 2021 or March 31, 2022 financial statements, they have not taken any actions resulting from our default under the most recent forbearance agreement. Under the terms of the Bonds, the trustee may declare a default and take actions to secure or foreclose on their collateral, which includes the Facility, other assets and the membership interests in EWVLLC.

During September 2020, the Company’s Entsorga West Virginia, LLC subsidiary (“EWVLLC”) received notice that EntsorgaFin S.p.A., an affiliate of a minority owner of EWV, who also provided intellectual property, equipment and engineering services relating to the set-up and initial operation of the EWVLLC’s facility (the “Facility”), was claiming it was owed $917,420 related to services contracted as part of the Facility’s construction and initial start-up and operation. EWVLLC incurred offsetting costs and expenses greater than the claim correcting or replacing the services that were contracted but that were either not performed or performed correctly. As a result of this claim and the related costs incurred by EWVLLC to cure the deficiencies in the services that were contracted, EWVLLC reflected an impairment charge amounting to $917,420 during the year ended December 31, 2020. On May 19, 2021 EWVLLC signed an agreement, effective May 7, 2021, settling this matter through the issuance of a series of notes payable. On November 1, 2021, EWVLLC failed to repay a note then due. On February 25, 2022, EFin filed a complaint in the United States District Court for the Southern District of New York seeking repayment of the notes payable. The Company is defending the claims and does not believe that the outcome will have a material impact on the financial statements of the Company. As of March 31, 2022, the notes amount to $1,254,696, reflecting the effect of the default.

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

On January 25, 2022, the Company completed a private placement with several investors, wherein a total of 2,141,667 shares of the Company’s common stock, par value $0.0001 per share were issued at a purchase price of $0.60 per share, with warrants to purchase up to 2,141,667 shares of common stock at an exercise price of $0.60 per share (the “Purchaser Warrants”), for a total purchase price of $1,285,000 (the “Offering”). The Purchaser Warrants are immediately exercisable on the date of issuance and expire five years from the date of issuance.

The Offering raised net cash proceeds of $1,075,220 (after deducting the placement agent fee and expenses of the Offering). The Company intends to use the net cash proceeds from the Offering for general working capital and administrative purposes.

The Company engaged EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”) as the Company’s placement agent for the Offering pursuant to a Placement Agency Agreement (the “PAA”) dated as of January 21, 2022. Pursuant to the PAA, the Company agreed to pay EF Hutton a cash placement fee equal to 7.0% of the gross proceeds of the Offering and an additional cash fee of $70,000 for EF Hutton’s expenses. In addition the Company issued 100,000 shares of the Company’s common stock, par value $0.0001 per share were issued to Keystone Capital Partners, LLC in connection with this private placement.

On February 10, 2022, the Company issued 10,000 shares of the Company’s common stock, par value $0.0001 per share to Michaelson Capital Special Finance Fund II, L.P. (“MCSFF”) at market in connection with MCSFF’s issuance of a consent relating to the private placement described, above.

On March  15, 2022, the Company issued 50,000 shares of the Company’s common stock, par value $0.0001 per share to MCSFF at market in connection with MCSFF’s issuance of a forbearance agreement relating to the Company’s senior debt outstanding to MCSFF.

On March 21, 2022, the Company issued 83,333 shares of the Company’s common stock, par value $0.0001 per share to a holder of the Company’s Series C preferred Stock (“SCPS”) in connection with the conversion of 5,000 shares of the SCPS at $0.60 per common share.

On April 5, 2022, the Company issued 83,333 shares of the Company’s common stock, par value $0.0001 per share to a holder of the Company’s SCPS in connection with the conversion of 5,000 shares of the SCPS at $0.60 per common share.

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

Entsorga West Virginia, LLC Nonrecourse WVEDA Solid Waste Disposal Revenue Bonds - The loan agreement and indenture of trust, which are collateralized by the assets and membership interests of Entsorga West Virginia, LLC, a less than wholly owned subsidiary of the Registrant, place restrictions on the EWV and its members regarding additional encumbrances on the property, disposition of the property, and limitations on equity distributions. The loan agreement also provides for financial covenants, which became effective on September 30, 2019. As of March 31, 2022 and December 31, 2021 the Company was not in compliance with all of the financial and other covenants and was in default on principal repayments due in through February 2021. The Company had entered into a series forbearance agreements and amendments, most recently on November 15, 2021 with the bond trustee that provided they will not accelerate the repayment of the bonds due to the defaults through October 1, 2022. During December 2021 Entsorga West Virginia, LLC failed to make payments under the forbearance agreement. As a result of the forbearance default, as of March 31, 2022 and December 31, 2021, the Company has recognized the entire amount of the WVEDA Bonds as a current liability and accelerated the recognition of the unamortized deferred costs as interest expenses as of December 31, 2021. As of March 31, 2022, the default and arrearage under the forbearance agreement amounts to $3,137,398.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

Not Applicable.

Item 6.	Exhibits.

See the exhibits listed in the accompanying “Index to Exhibits” following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Renovare Environmental, Inc.

June 30, 2022	By:	/s/ Anthony Fuller
	Name:	Anthony Fuller
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian C. Essman
	Name:	Brian C. Essman
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				Filed
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